Form 10-Q
period 2010-09-30
Oconee Federal Financial Corp.
filed 2010-12-23
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from             to

Commission File Number 333-169410

Oconee Federal Financial Corp.

(Exact Name of Registrant as Specified in Charter)

Federal	Being applied for
(State of Other Jurisdiction of Incorporation)	(I.R.S Employer Identification Number)

201 East North Second Street, Seneca, South Carolina	29678
(Address of Principal Executive Officers)	(Zip Code)

(864) 882-2765

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated file	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

No shares of Common Stock, par value $.01 per share, were issued and outstanding as of December 23, 2010.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

Oconee Federal Financial Corp. (the “Registrant”), headquartered in Seneca, South Carolina, is being formed to serve as the stock holding company for Oconee Federal Savings and Loan Association as part of the mutual-to-stock conversion of Oconee Federal Savings and Loan Association. As of September 30, 2010, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.

Part I

ITEM 1.	FINANCIAL STATEMENTS

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

BALANCE SHEETS

(Dollars in thousands)

	September 30, 2010	June 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,071	$3,704
Federal funds sold and overnight interest bearing deposits	57,176	46,088

Total cash and cash equivalents	62,247	49,792
Securities held to maturity (estimated fair value: September 30, 2010 - $11,654 and June 30, 2010 - $12,602)	11,246	12,117
Securities available for sale	24	33
Loans, net of allowance for loan losses of $946 and $888	265,143	264,328
Premises and equipment, net	3,451	3,521
Real estate owned	543	751
Accrued interest receivable
Loans	961	965
Investments	65	68
Restricted equity securities	540	540
Bank owned life insurance	350	350
Prepaid FDIC insurance premiums	677	734
Other assets	533	347

Total assets	$345,780	$333,546

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$1,962	$2,017
Interest bearing	281,657	270,589

Total deposits	283,619	272,606

Accrued interest payable and other liabilities	1,688	1,279

Total liabilities	285,307	273,885

EQUITY
Retained earnings, substantially restricted	60,473	59,661
Accumulated other comprehensive income	—	—

Total equity	60,473	59,661

Total liabilities and equity	$345,780	$333,546

See accompanying notes to the financial statements

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	September 30, 2010	September 30, 2009
Interest and dividend income:
Loans, including fees	$3,678	$3,645
Securities, taxable	129	109
Federal funds sold and other	20	13

Total interest income	3,827	3,767

Interest expense:
Deposits	1,376	1,594

Total interest expense	1,376	1,594

Net interest income	2,451	2,173

Provision for loan losses (recoveries)	69	(11)

Net interest income after provision for loan losses (recoveries)	2,382	2,184

Noninterest income:
Service charges on deposit accounts	23	18
Other	(15)	39

Total noninterest income	8	57

Noninterest expense:
Salaries and employee benefits	608	639
Occupancy and equipment	175	183
Data processing	60	65
Professional and supervisory fees	50	36
Office expense	16	19
Advertising	16	15
FDIC deposit insurance	64	58
Charitable contributions	4	2
Other	92	72

Total noninterest expense	1,085	1,089

Income before income taxes	1,305	1,152
Income tax expense	493	434

Net income	$812	$718

See accompanying notes to the financial statements

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at July 1, 2009	$57,068	$—	$57,068

Comprehensive income:
Net income	718		718
Unrealized holding gains net of tax, $18	—	30	30

Total comprehensive income	—	—	748

Balance at September 30, 2009	$57,786	$30	$57,816

Balance at July 1, 2010	$59,661	$—	$59,661
Comprehensive income:
Net income	812	—	812
Unrealized holding gains net of tax	—	—	—

Total comprehensive income	—	—	812

Balance at September 30, 2010	$60,473	$—	$60,473

See accompanying notes to the financial statements

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$812	$718
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses (recoveries)	69	(11)
Provision for real estate owned	32	3
Depreciation and amortization, net	77	64
Deferred loan fees, net of accretion	(10)	137
Loss from other-than-temporary impairment	9	—
Net change in operating assets and liabilities
Accrued interest receivable	7	(55)
Accrued interest payable	409	(40)
Other	(116)	374

Net cash provided by operating activities	1,289	1,190

Cash Flows From Investing Activities
Purchases of premises and equipment	(15)	(65)
Purchases of securities held-to-maturity	—	—
Proceeds from maturities, paydowns and calls of securities held-to-maturity	867	329
(Purchases) redemptions of restricted equity securities	—	—
Proceeds from sale of real estate owned	200	23
Loan originations and repayments, net	(899)	(14,177)

Net cash provided by (used in) investing activities	153	(13,890)

Cash Flows from Financing Activities
Net change in deposits	11,013	5,105

Net cash provided by financing activities	11,013	5,105

Change in cash and cash equivalents	12,455	(7,595)

Cash and cash equivalents, beginning of year	49,792	50,709

Cash and cash equivalents, end of period	$62,247	$43,114

Cash paid during the period for:
Interest paid	$967	$1,634
Income taxes paid	$—	$—
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$25	$349

See accompanying notes to the financial statements

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements of Oconee Federal Savings and Loan Association (referred to herein as “the Association,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Association’s financial position as of September 30, 2010 and June 30, 2010 and the results of operations and cash flows for the interim periods ended September 30, 2010 and 2009. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These financial statements should be read in conjunction with the Association’s audited financial statements and notes thereto filed as part of Oconee Federal Financial Corp.’s Prospectus dated November 12, 2010, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 22, 2010.

(2) NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued an update to previously issued accounting standards for fair value measurements and disclosures. This update enhances disclosures for recurring and nonrecurring fair value measurements. An entity will be required to disclose the amounts of significant transfers in and out of Levels 1 and 2 and a description of the reasons for the transfers. Additionally, within the reconciliation of assets and liabilities measured at fair value using Level 3 inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements at their gross amounts instead of net. This amendment also provided clarification on the level of disaggregation of each class of assets and liabilities measured at fair value and the level of disclosure required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring assets and liabilities that fall in either Level 2 or Level 3. This amendment is effective for interim and annual reporting periods beginning after December 31, 2009, except for the disclosures related to the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Association adopted the disclosure standards required for periods beginning after December 31, 2009. The effects of adopting this guidance were not significant to the financial statements. The effects of adopting the amended standards effective for fiscal years beginning after December 15, 2010 are not expected to be significant to the financial statements.

In July 2010, FASB issued an update to previously issued accounting standards with regard to disclosures about the credit quality of financing receivables and the allowance for credit losses. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this update encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Association has evaluated the impact of the adoption of this guidance and intends to comply with the new disclosure requirements, beginning with the interim reporting period ending December 31, 2010.

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands)

(3) LOANS

The components of loans receivable at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010
	(Unaudited)
Real estate loans:
One- to four-family	$249,065	$250,390
Multi-family	371	380
Home equity	577	510
Nonresidential	10,044	9,456
Construction and land	6,688	5,158

Total real estate loans	266,745	265,894
Consumer and other loans	1,024	1,012

Total loans	267,769	266,906
Net deferred loan fees	(1,680)	(1,690)
Allowance for loan losses	(946)	(888)

Loans, net	$265,143	$264,328

Activity in the allowance for loan losses for the three months ended as follows:

	Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Beginning balance	$888	$258
Provision for loan losses (recoveries)	69	(11)
Loans charged off	(11)	—
Recoveries	—	—

Ending balance	$946	$247

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands)

Individually impaired loans at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010
	(Unaudited)

Loans with no allocated allowance for loan losses	$2,254	$2,086
Loans with allocated allowance for loan losses	3,074	2,626

Total	$5,328	$4,712

Amount of allowance for loan losses allocated	$247	$188
Average of individually impaired loans during the period	$5,020	$4,411

Interest income recognized and cash basis interest income during the impairment period in September 30, 2010 and June 30, 2010 was not significant.

Non-performing loans at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010
	(Unaudited)

Loans past due 90 days and still on accrual	$667	$764
Non-accrual loans	4,265	3,214

Total non-performing loans	$4,932	$3,978

Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands)

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Nonrecurring adjustments to certain commercial and residential real estate properties classified as real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2010 and June 30, 2010:

Fair Value Measurements

Using Significant Other Observable Inputs

(Level 1)

Financial assets:	September 30, 2010	June 30, 2010
	(Unaudited)

Available-for-sale—FHLMC common stock	$24	$33

Total investment securities available for sale	$24	$33

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

Assets:	September 30, 2010	June 30, 2010
	(Unaudited)

Impaired loans, with specific allocations	$2,827	$2,438
Real estate owned	543	751

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,074 and $2,626, with a valuation allowance of $247 and $188, resulting in an addition to the provision for loan losses of $59 and $135 for the three months ended September 30, 2010 and for the year ended June 30, 2010, respectively.

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands)

Many of the Association’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Association’s remaining on-balance sheet financial instruments at September 30, 2010 and June 30, 2010 are summarized below:

	September 30, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)	(Unaudited)

Financial assets
Securities available for sale	$24	$24	$33	$33
Securities held to maturity	11,246	11,654	12,117	12,602
Loans, net	265,143	280,812	264,328	280,228
Restricted equity securities	540	N/A	540	N/A

Financial liabilities
Deposits	283,619	286,820	272,606	275,504

(5) SUBSEQUENT EVENTS

Pursuant to the Plan of Reorganization From a Mutual Savings and loan association to a Mutual Holding Company and Stock Issuance Plan (the “Plan”) in which the Association is reorganizing from a federally chartered mutual savings and loan association into a two-tier federal mutual holding company structure, the capital stock holding company, Oconee Federal Financial Corp. (“the Company”), began selling shares of its common stock on November 22, 2010. Approximately 33% of its to-be outstanding shares of common stock were offered to the public in a subscription offering, initially to eligible depositors, the Association’s tax-qualified employee benefit plans, and certain other depositors and borrowers of the Association. Those shares of common stock not sold in the subscription offering were offered to certain members of the general public in a community offering.

In addition, the Association intends to contribute $364.3 in cash and up to 109,000 shares of common stock of the Company to a charitable foundation that the Association is establishing in connection with the reorganization. The contribution of cash and shares of common stock will total $1,076.9 at the minimum and $1,457.3 at the maximum offering range.

The Company must sell a minimum of 1,346,400 shares in order to complete the offering and the Company will terminate the offering if it does not sell the minimum number of shares. Pursuant to the Plan, the Company may sell up to 2,094,840 shares because of regulatory considerations or changes in market or economic conditions without resoliciting subscribers.

Following the completion of the reorganization, all depositors who had liquidation rights with respect to the Association as of the effective date of the reorganization will continue to have such rights, solely with respect to the Mutual Holding Company formed in the reorganization so long as they continue to hold deposit accounts with the Association. In addition, all persons who become depositors of the Association subsequent to the reorganization will have such liquidation rights with respect to the Mutual Holding Company. The reorganization and offering are expected to be completed in January 2011.

Offering costs will be deferred and reduce the proceeds from the shares sold. If the offering is not completed, all costs will be charged to expense. The Association has incurred $282 in offering costs as of September 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	further declines in the yield on our assets resulting from the current low market interest rate environment;

•	risks related to high concentration of loans secured by real estate located in our market area;

•	significant increases in our loan losses;

•	potential increases in deposit and premium assessments;

•	our ability to pay dividends and Oconee Federal, MHC’s ability to waive receipt of dividends;

•	legislative or regulatory changes, including increased compliance costs resulting from the recently enacted financial reform legislation, that adversely affect our business and earnings;

•	changes in the level of government support of housing finance;

•	significantly increased competition with either depository and nondepository financial institutions;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies;

•	risks and costs related to becoming a publicly traded company; and

•	changes in our organization, compensation and benefit plans.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Oconee Federal Financial Corp.’s Prospectus dated November 12, 2010, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 22, 2010.

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

Our total assets increased to $345.8 million at September 30, 2010 from $333.5 million at June 30, 2010. The increase was due to an increase in net loans of $815,000, or 0.3%, to $265.1 million at September 30, 2010 from $264.3 million at June 30, 2010, as well as an increase in cash and cash equivalents of $12.5 million, or 25.0%, to $62.2 million at September 30, 2010 from $49.8 million at June 30, 2010. The increase in cash and cash equivalents primarily consisted of an increase in overnight federal funds sold of $11.1 million, or 24.1%, which was largely due to an increase in deposits of $11.0 million.

The growth in our loan portfolio during the period ended September 30, 2010 was primarily due to an increase in one- to four-family real estate construction loans of $2.1 million, to $5.2 million at September 30, 2010 from $3.1 million at June 30, 2010, which was partially offset by a decrease of $1.3 million of one- to four-family permanent loans to $249.1 million at September 30, 2010 from $250.4 million at June 30, 2010. The increase in construction loans was primarily due to the closing of two construction loans for owner-occupied, single-family homes totaling $2.26 million during the period ended September 30, 2010, offset by construction loans converting to permanent mortgage loans during the period in accordance with their terms.

Deposits increased $11.0 million, or 4.1%, to $283.6 million at September 30, 2010 from $272.6 million at June 30, 2010. The increase was primarily attributable to an increase in certificates of deposit of $10.9 million, or 5.1%, as depositors sought out lower-risk, FDIC-insured investments at a well-capitalized institution. We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2010.

We had no advances from the Federal Home Loan Bank of Atlanta as of September 30, 2010 or June 30, 2010. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as defined), or approximately $37.0 million at September 30, 2010.

Total equity equaled $60.5 million at September 30, 2010, compared to $59.7 million at June 30, 2010. The increase resulted from net income of $812,000 for the three months ended September 30, 2010.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30, 2010	June 30, 2010
	(Unaudited)
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$4,260	$3,214
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—

Total real estate loans	4,260	3,214
Consumer and other loans	5	—

Total nonaccrual loans	$4,265	$3,214

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$667	$764
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—

Total real estate loans	667	764
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	667	764

Total of nonaccrual and 90 days or more past due loans	$4,932	$3,978

Real estate owned:
One- to four-family	$543	$751
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Other	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$5,475	$4,729

Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$5,475	$4,729

Total nonperforming loans to total loans	1.85%	1.49%
Total nonperforming assets to total assets	1.58%	1.42%
Total nonperforming assets to loans and real estate owned	2.05%	1.77%

There were no other loans that are not disclosed above where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $169,286 for the three months ended September 30, 2010. Interest of $1,981 was recognized on these loans and is included in net income for the three months ended September 30, 2010.

Analysis of Net Interest Margin

The following table sets forth average balance sheets, average yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to income.

	For the Three Months Ended September 30,
	2010				2009
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Unaudited)
	(Dollars in Thousands)

Assets:
Interest-earning assets:
Loans	$265,670		$3,678	5.55%	$257,770		$3,645	5.67%
Investment securities	11,566		129	4.47	8,802		109	4.97
Other interest-earning assets	53,401		20	0.15	40,124		13	0.13

Total interest-earning assets	330,637		3,827	4.64	306,696		3,767	4.93
Noninterest-earning assets	10,915				8,949

Total assets	$341,552				$315,645

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$13,563		$10	0.29%	$13,155		$18	0.55%
Money market deposits	8,983		21	0.94	7,036		26	1.48
Regular savings and other deposits	32,386		56	0.69	30,620		92	1.21
Certificates of Deposit	222,562		1,289	2.32	203,393		1,458	2.88

Total interest-bearing deposits	277,494		1,376	1.99	254,204		1,594	2.52
Total interest-bearing liabilities	$277,494		1,376		254,204		1,594
Noninterest bearing deposits	1,971				1,506

Other noninterest-bearing liabilities	1,864				2,427

Total liabilities	281,329				258,137

Retained earnings
Accumulated other comprehensive income (loss)	—				—
Retained earnings	60,223				57,508
Total equity	60,223				57,508

Total liabilities and equity	$341,552				$315,645

Net interest income			$2,451				$2,173

Interest rate spread				2.65%				2.41%
Net interest margin				2.97%				2.84%
Average interest-earning assets to average interest-bearing liabilities	1.19	X			1.21	X

Comparison of Operating Results for the Three Months Ended September 30, 2010 and September 30, 2009

General. Net income increased to $812,000 for the three months ended September 30, 2010 from $718,000 for the three months ended September 30, 2009. The increase reflected an increase in net interest income of $278,000 to $2.5 million for the three months ended September 30, 2010 from $2.2 million for the three months ended September 30, 2009, offset partially by a decrease in noninterest income to $8,000 for the three months ended September 30, 2010 from $57,000 for the three months ended September 30, 2009.

Interest Income. Interest income increased $60,000, or 1.6%, to $3.8 million for the three months ended September 30, 2010 from $3.7 million for the three months ended September 30, 2009. The increase was largely due to an increase in the average balance of interest earning assets for the three months ended September 30, 2010 to $330.6 million from $306.7 million for the three months ended September 30, 2009, which was partially offset by a decrease in the yield on interest-earning assets to 4.6% for the three months ended September 30, 2010, compared to 4.9% for the three months ended September 30, 2009 in the lower market interest rate environment.

Interest income on loans increased $33,000, or 0.9%, to $3.7 million for the three months ended September 30, 2010 from $3.6 million for the three months ended September 30, 2009, reflecting growth in our loan portfolio, the average balance of which increased to $265.7 million from $257.8 million. The growth in our loan portfolio more than offset the decrease in average yields to 5.55% in the three months ended September 30, 2010 from 5.67% in the three months ended September 30, 2009. The lower yields reflected a declining market interest rate environment during 2010 from 2009 and its impact on our portfolio, which is largely composed of one- to four-family residential mortgage loans. Interest income on investment securities increased to $129,000 for the three months ended September 30, 2010 from $109,000 for the three months ended September 30, 2009, reflecting an increase in the average balance of such securities to $11.6 million in 2010 from $8.8 million in 2009, which more than offset the decrease in the average yield on such securities to 4.47% from 4.97%.

Interest Expense. Interest expense decreased $219,000, or 13.7%, to $1.4 million for the three months ended September 30, 2010 from $1.6 million for the three months ended September 30, 2009. The decrease reflected a decrease in the average rate paid on deposits in the three months ended September 30, 2010 to 1.99% from 2.52% in the three months ended September 30, 2009, which more than offset increases in the average balance of such deposits. Interest expense on certificates of deposit decreased $169,000, or 11.3%, to $1.3 million for the three months ended September 30, 2010 from $1.5 million for the three months ended September 30, 2009. An increase in the average balance of such certificates to $222.6 million from $203.4 million was more than offset by a decrease in the average cost of such certificates to 2.32% from 2.88%. The increase in average balance of our certificates of deposit resulted primarily from our customers seeking lower-risk investments in lieu of higher volatility equity investments during the three months ended September 30, 2010. Interest expense on money market deposits, savings, NOW and demand deposits decreased $49,000, or 36.0%, to $87,000 for the three months ended September 30, 2010 from $136,000 for the three months ended September 30, 2009. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 0.64% from 1.07%, which more than offset the increased average balances of such deposits to $54.9 million for the three months ended September 30, 2010 from $50.8 million for the three months ended September 30, 2009.

Net Interest Income. Net interest income increased to $2.5 million for the three months ended September 30, 2010 from $2.2 million for the three months ended September 30, 2009. The increase resulted from an increase in our interest rate spread to 2.65% from 2.41%, which more than offset a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 1.19x from 1.21x. Our net interest margin increased to 2.97% from 2.84%. The increases in our interest rate spread and net interest margin were largely due to our declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded a provision for loan losses of $69,000 for the three months ended September 30, 2010, compared to a credit in the provision of $11,000 for the three months ended September 30, 2009. The provision for loan losses in 2010 reflected net charge offs of $11,000 for the three months ended September 30, 2010, compared to $0 for the three months ended September 30, 2009. The allowance for loan losses was $946,000, or 0.36% of total loans at September 30, 2010, compared to $247,000, or 0.10% of total loans at September 30, 2009. Total nonperforming loans were $4.9 million at September 30, 2010, compared to $1.5 million at September 30, 2009. Although we used the same methodology in assessing the allowances for both periods, the increase in the provision and resulting allowance is reflective of increases in our general valuation allowance and our specific allowance for impaired loans. Increases in our general valuation allowance is reflective of increases in our nonperforming loans, net charge offs, and consideration of current economic factors. Total impaired loans increased to $5.3 million at September 30, 2010 from $4.7 million at June 30, 2010 and from $1.9 million at September 30, 2009. The impaired loans with an allocated allowance increased to $3.1 million at September 30, 2010 from $2.6 million at June 30, 2010 and from $1.9 million at September 30, 2009. These increases resulted in an increase in the allowance for impaired loans to $247,000 at September 30, 2010 from $188,000 at June 30, 2010 and from $34,000 at September 30, 2009. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2010 and 2009.

Noninterest Income. Noninterest income decreased to $8,000 for the three months ended September 30, 2010 from $57,000 for the three months ended September 30, 2009. The decrease in noninterest income was primarily attributable to losses of $12,000 on sale of other real estate for the three months ended September 30, 2010 as opposed to gains of $30,000 for the three months ended September 30, 2009, offset partially by an increase in service charges on deposit accounts of $5,000 for the three months ended September 30, 2010 over the three months ended September 30, 2009.

Noninterest Expense. Noninterest expense remained relatively consistent for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 with only a modest decrease of $4,000, or 0.3%, to $1.1 million.

Income Tax Expense. The provision for income taxes was $493,000 for the three months ended September 30, 2010, compared to $434,000 for the three months ended September 30, 2009. Our effective tax rates remained relatively unchanged for the three months ended September 30, 2010 and 2009 at 37.8% and 37.7%, respectively.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principle Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Association and its subsidiaries are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Association, and no claim for money damages exceeds ten percent of the Association’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s results of operations.

ITEM 1A.	RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oconee Federal Financial Corp.

Date: December 23, 2010

/S/ T. RHETT EVATT
T. Rhett Evatt
President & Chief Executive Officer

/S/ CURTIS T. EVATT
Curtis T. Evatt
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of T. Rhett Evatt, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Curtis T. Evatt, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of T. Rhett Evatt, President and Chief Executive Officer, and Curtis T. Evatt, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.