Form 10-Q
period 2010-12-31
Oconee Federal Financial Corp.
filed 2011-02-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-35033

Oconee Federal Financial Corp.

(Exact Name of Registrant as Specified in Charter)

Federal	32-0330122
(State of Other Jurisdiction of Incorporation)	(I.R.S Employer Identification Number)

201 East North Second Street, Seneca, South Carolina	29678
(Address of Principal Executive Officers)	(Zip Code)

(864) 882-2765

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

6,348,000 shares of Common Stock, par value $.01 per share, were issued and outstanding as of February 11, 2011.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

On January 13, 2011, Oconee Federal Financial Corp. (the “Registrant”), headquartered in Seneca, South Carolina, became the stock holding company for Oconee Federal Savings and Loan Association following the mutual-to-stock conversion of Oconee Federal Savings and Loan Association. As of December 31, 2010, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, the information presented in this quarterly report is for Oconee Federal Savings and Loan Association.

Part I

ITEM 1.	FINANCIAL STATEMENTS

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

BALANCE SHEETS

(Dollars in thousands)

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,071	$3,704
Federal funds sold and overnight interest bearing deposits	83,763	46,088

Total cash and cash equivalents	86,834	49,792
Securities held to maturity (estimated fair value:
December 31, 2010 - $10,612 and June 30, 2010 - $12,602)	10,316	12,117
Securities available for sale	24	33
Loans, net of allowance for loan losses of $880 and $888	265,294	264,328
Premises and equipment, net	3,388	3,521
Real estate owned, net	1,400	751
Accrued interest receivable
Loans	955	965
Investments	61	68
Restricted equity securities	540	540
Bank owned life insurance	350	350
Prepaid FDIC insurance premiums	616	734
Other assets	902	347

Total assets	$370,680	$333,546

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$1,860	$2,017
Interest bearing	306,532	270,589

Total deposits	308,392	272,606

Accrued interest payable and other liabilities	1,028	1,279

Total liabilities	309,420	273,885

EQUITY
Retained earnings, substantially restricted	61,260	59,661
Accumulated other comprehensive income	—	—

Total equity	61,260	59,661

Total liabilities and equity	$370,680	$333,546

See accompanying notes to the financial statements

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Interest and dividend income:
Loans, including fees	$3,672	$3,634	$7,350	$7,279
Securities, taxable	118	101	247	210
Federal funds sold and other	24	7	44	21

Total interest income	3,814	3,742	7,641	7,510

Interest expense:
Deposits	1,331	1,533	2,707	3,127

Total interest expense	1,331	1,533	2,707	3,127

Net interest income	2,483	2,209	4,934	4,383

Provision for loan losses (recoveries)	(16)	(5)	53	(16)

Net interest income after provision for loan losses (recoveries)	2,499	2,214	4,881	4,399

Noninterest income:
Service charges on deposit accounts	22	23	45	42
Other	(1)	1	(16)	40

Total noninterest income	21	24	29	82

Noninterest expense:
Salaries and employee benefits	634	687	1,242	1,329
Occupancy and equipment	192	157	367	339
Data processing	71	68	130	133
Professional and supervisory fees	54	35	104	71
Office expense	19	16	36	35
Advertising	11	15	27	30
FDIC deposit insurance	68	105	132	164
Charitable contributions	2	2	5	4
Provision for real estate owned	107	7	139	10
Other	98	80	160	149

Total noninterest expense	1,256	1,172	2,342	2,264

Income before income taxes	1,264	1,066	2,568	2,217
Income tax expense	476	402	969	836

Net income	$788	$664	$1,599	$1,381

See accompanying notes to the financial statements

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at July 1, 2009	$57,068	$—	$57,068

Comprehensive income:
Net income	1,381		1,381
Unrealized holding gains net of tax, $8	—	13	13

Total comprehensive income	—	—	1,394

Balance at December 31, 2009	$58,449	$13	$58,462

Balance at July 1, 2010	$59,661	$—	$59,661
Comprehensive income:
Net income	1,599	—	1,599
Unrealized holding gains net of tax	—	—	—

Total comprehensive income	—	—	1,599

Balance at December 31, 2010	$61,260	$—	$61,260

See accompanying notes to the financial statements

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2010	2009
Cash Flows From Operating Activities
Net income	$1,599	$1,381
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses (recoveries)	53	(16)
Provision for real estate owned	139	10
Depreciation and amortization, net	137	75
Deferred loan fees, net of accretion	(18)	125
Deferred income tax benefit	(4)	20
Gain on sale of real estate owned	12	—
Loss from other-than-temporary impairment	9	—
Net change in operating assets and liabilities:
Accrued interest receivable	17	(15)
Accrued interest payable	(64)	(33)
Other	(622)	(1,109)

Net cash provided by operating activities	1,258	438

Cash Flows From Investing Activities
Purchases of premises and equipment	(8)	—
Proceeds from sale of equipment	—	20
Purchases of securities held-to-maturity	—	—
Purchases of securities available-for-sale	—	(47)
Proceeds from maturities, paydowns and calls of securities held-to-maturity	1,808	1,116
Proceeds from sale of real estate owned	246	43
Loan originations and repayments, net	(2,047)	(17,418)

Net cash provided used in investing activities	(1)	(16,286)

Cash Flows from Financing Activities
Net change in deposits	35,785	9,025

Net cash provided by financing activities	35,785	9,025

Change in cash and cash equivalents	37,042	(6,823)

Cash and cash equivalents, beginning of year	49,792	50,709

Cash and cash equivalents, end of period	$86,834	$43,886

Cash paid during the period for:
Interest paid	$2,771	$3,160
Income taxes paid	$1,000	$913
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$1,046	$1,016

See accompanying notes to the financial statements

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Oconee Federal Savings and Loan Association (referred to herein as “the Association,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Association’s financial position as of December 31, 2010 and June 30, 2010 and the results of operations and cash flows for the interim periods ended December 31, 2010 and 2009. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the full final year. These financial statements should be read in conjunction with the Association’s audited financial statements and notes thereto filed as part of Oconee Federal Financial Corp.’s Prospectus dated November 12, 2010, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 22, 2010.

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

In July 2010, FASB issued an update to previously issued accounting standards with regard to disclosures about the credit quality of financing receivables and the allowance for credit losses. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this update encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Association has implemented the new standards as required for the period ending after December 15, 2010. The Association has evaluated the impact of the adoption of the portion of the guidance effective for interim periods beginning after December 15, 2010 and intends to comply with those disclosure requirements, ending with the interim reporting period ending September 30, 2011.

(3)	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The allowance consists of specific and general components. The specific component consists of the amount of impairment related to loans that have been evaluated on an individual basis, and the general component consists of the amount of impairment related to loans that have been evaluated on a collective basis. Loans are considered impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings.

Management utilizes an internal loan grading system to grade each loan either pass, special mention, substandard, or doubtful, which is more fully explained in Note 4. All loans, regardless of size, graded other than pass are individually evaluated for impairment. The amount of impairment, if any, is measured by a comparison of the loan’s carrying value to the net present value of future cash flows using the loan’s exiting rate or at the fair value of collateral if repayment is expected solely from the collateral.

All pass rated loans are collectively evaluated for impairment by grouping these loans by portfolio segment and class. Each of the Association’s portfolio segments and classes represent loans that share common collateral types and risk characteristics. The amount of impairment is measured by applying the balances of loans per portfolio segment and class by internally calculated loss factors.

We estimate our loss factors by taking into consideration both quantitative and qualitative aspects that would affect our estimation of impairment. These aspects include, but are not limited to historical charge-offs; loan delinquencies and foreclosure trends; current economic trends and demographic data within Oconee County and the other surrounding areas, such as unemployment rates and population trends; current trends in real estate values within the Oconee County market area; charge-off trends of other comparable institutions; the results of any internal loan reviews; loan to value ratios; our historically conservative credit risk policy; the strength of our underwriting and ongoing credit monitoring function; and other relevant factors.

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(4)	LOANS

The components of loans receivable at December 31, 2010 and June 30, 2010 were as follows:

	December 31,	June 30,
	2010	2010
	(Unaudited)
Real estate loans:
One- to four-family	$250,761	$250,390
Multi-family	271	380
Home equity	560	510
Nonresidential	9,817	9,456
Construction and land	5,440	5,158

Total real estate loans	266,849	265,894
Consumer and other loans	997	1,012

Total loans	267,846	266,906
Net deferred loan fees	(1,672)	(1,690)
Allowance for loan losses	(880)	(888)

Loans, net	$265,294	$264,328

Activity in the allowance for loan losses for the three and six months ended is as follows:

	Three months ended December 31,		Six months ended December 31,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Beginning balance	$946	$247	$888	$258
Provision for loan losses (recoveries)	(16)	(5)	53	(16)
Loans charged off	(50)	—	(61)	—
Recoveries	—	—	—	—

Ending balance	$880	$242	$880	$242

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on impairment method at December 31, 2010:

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Unallocated	Total
	(Unaudited)
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$183	$—	$—	$—	$—	$—	$—	$183
Collectively evaluated for impairment	597	5	1	59	32	3	—	697

Total ending allowance balance:	$780	$5	$1	$59	$32	$3	$—	$880

Loans:
Loans individually evaluated for impairment:	$3,849	$—	$—	$—	$—	$—		$3,849
Loans collectively evaluated for impairment:	246,912	271	560	9,817	5,440	997		263,997

Total ending loans balance:	$250,761	$271	$560	$9,817	$5,440	$997		$267,846

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by portfolio segment and class of loans at December 31, 2010:

	Unpaid principal balance	Recorded investment	Related allowance
	(Unaudited)
With no recorded allowance:
Real estate loans:
One- to four-family	$1,762	$1,762	$—
Multi-family	—	—	—
Home Equity	—	—	—
Nonresidential	—	—	—
Construction and land	—	—	—

Total real estate loans	1,762	1,762	—
Consumer loans	—	—	—

Total	$1,762	$1,762	$—

With recorded allowance:
Real estate loans:
One- to four-family	$2,087	$1,904	$183
Multi-family	—	—	—
Home Equity	—	—	—
Nonresidential	—	—	—
Construction and land	—	—	—

Total real estate loans	2,087	1,904	183
Consumer loans	—	—	—

Total	$2,087	$1,904	$183

Total:
Real estate	$3,849	$3,666	$183

Consumer	$—	$—	$—

Loans individually evaluated for impairment at June 30, 2010 were as follows:

Loans with no allocated allowance for loan losses	$2,086
Loans with allocated allowance for loan losses	2,626

Total	$4,712

Amount of allowance for loan losses allocated	$188
Average of individually impaired loans during the period	$4,411

The average balance of loans individually evaluated for impairment for the six months ended December 31, 2010 was $4,280. Interest income recognized and cash basis interest income during the impairment period ended December 31, 2010 and June 30, 2010 was not significant.

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by portfolio segment and class of loans at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
	(Unaudited)
Real estate loans:
One- to four-family	$4,964	$310	$3,592	$8,866	$241,895	$250,761	$195
Multi-family	—	—	—	—	271	271	—
Home equity	—	—	—	—	560	560	—
Nonresidential	—	—	—	—	9,817	9,817	—
Construction and land	—	—	—	—	5,440	5,440	—

Total real estate loans	4,964	310	3,592	8,866	257,983	266,849	195
Consumer and other loans	—	—	—	—	997	997	—

Total	$4,964	$310	$3,592	$8,866	$258,980	$267,846	$195

Nonaccrual and loans past due over 90 days and still on accrual at June 30, 2010 were as follows:

Loans past due 90 days and still on accrual	$764
Non-accrual loans	3,214

Total non-performing loans	$3,978

Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are both individually and collectively evaluated for impairment.

There were no troubled debt restructures at December 31, 2010 or June 30, 2010.

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The Association utilizes a grading system whereby all loans are assigned a grade based on the risk profile of each loan. Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. All loans, regardless of size, are analyzed and are given a grade based upon the management’s assessment of the ability of borrowers to service their debts.

The Association uses the following definitions for loan grades:

•

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are graded Pass. These loans are included within groups of homogenous pools of loans based upon portfolio segment and class for estimation of the allowance for loan losses on a collective basis. Loans graded special mention through doubtful are individually evaluated for impairment, regardless of size.

At December 31, 2010, and based on the most recent analysis performed, the loan grade for each loan by portfolio segment and class is as follows:

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
	(Unaudited)
Pass	$246,912	$271	$560	$9,817	$5,440	$997	$263,997
Special mention	12	—	—	—	—	—	12
Substandard	3,837	—	—	—	—	—	3,837
Doubtful	—	—	—	—	—	—	—

Total	$250,761	$271	$560	$9,817	$5,440	$997	$267,846

The Association had no purchased loans at December 31, 2010.

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(5)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2010 and June 30, 2010:

Fair Value Measurements

Using Significant Other Observable Inputs

(Level 1)

	December 31, 2010	June 30, 2010
	(Unaudited)
Financial assets:
Available-for-sale—FHLMC common stock	$24	$33

Total investment securities available for sale	$24	$33

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

	December 31, 2010	June 30, 2010
	(Unaudited)
Assets:
Impaired loans, with specific allocations	$2,087	$2,438
Real estate owned, net	1,400	751

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,087 and $2,626, with a valuation allowance of $183 and $188, resulting in credit to the allowance for loan losses of $5 for the six months ended December 31, 2010 and an addition to the provision for loan losses of $135 for the year ended June 30, 2010.

OCONEE FEDERAL SAVINGS AND LOAN ASSOCIATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Many of the Association’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Association’s remaining on-balance sheet financial instruments at December 31, 2010 and June 30, 2010 are summarized below:

	December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Securities available for sale	$24	$24	$33	$33
Securities held to maturity	10,316	10,612	12,117	12,602
Loans, net	265,294	279,221	264,328	280,228
Restricted equity securities	540	N/A	540	N/A

Financial liabilities
Deposits	308,392	311,590	272,606	275,504

(6)	SUBSEQUENT EVENTS

On January 13, 2011, the Association reorganized from a federally chartered mutual savings and loan association into a two-tier federal mutual holding company structure. The Association’s capital stock holding company, Oconee Federal Financial Corp. (“the Company”), issued 4,127,470 shares of the Company’s common stock to Oconee Federal MHC, sold 2,094,840 shares of common stock to depositors of the Association and to other purchasers, and issued 125,690 shares of common stock to a charitable foundation. Gross proceeds from the offering were $20,948. The Company contributed to a charitable foundation established by the Association both cash and shares of its common stock. The total cash contributed was $419, and the value of both cash and common stock was $1,676, which will be expensed to the Association as a charitable contribution. The tax benefit to the Association is estimated to be $637.

Following the completion of the reorganization, all depositors who had liquidation rights with respect to the Association as of the effective date of the reorganization continue to have such rights, solely with respect to the Mutual Holding Company formed in the reorganization so long as they continue to hold deposit accounts with the Association. In addition, all persons who become depositors of the Association subsequent to the reorganization will have such liquidation rights with respect to the Mutual Holding Company.

Offering costs were deferred and reduced the proceeds from the shares sold. The Association has incurred $652 in offering costs as of December 31, 2010.

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

•

legislative or regulatory changes, including increased compliance costs resulting from the recently enacted financial reform legislation and changes in our primary federal regulator, that adversely affect our business and earnings;

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

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

Our total assets increased to $370.3 million at December 31, 2010 from $333.5 million at June 30, 2010. The increase was due to an increase in net loans of $966,000, or 0.4%, to $265.3 million at December 31, 2010 from $264.3 million at June 30, 2010, as well as an increase in cash and cash equivalents of $37.0 million, or 74.3%, to $86.8 million at December 31, 2010 from $49.8 million at June 30, 2010. The increase in cash and cash equivalents primarily consisted of an increase in overnight federal funds sold of $37.7 million, or 81.8%, which was largely due to an increase in deposits of $35.8 million.

The growth in our loan portfolio during the period ended December 31, 2010 was primarily due to an increase in one- to four-family real estate loans of $371,000, to $250.8 million at December 31, 2010 from $250.4 million at June 30, 2010 and an increase in nonresidential and construction and land loans of $643,000 to $15.3 million from $14.6 million at June 30, 2010, which was partially offset by a decrease of $109,000 of multi-family loans to $271,000 at December 31, 2010 from $380,000 at June 30, 2010.

Deposits increased $35.8 million, or 13.1%, to $308.4 million at December 31, 2010 from $272.6 million at June 30, 2010. The increase was primarily attributable to a net increase in regular savings and other deposits of $17.7 million, or 31.3%, and a net increase in certificates of deposit of $18.3 million, or 8.5%. The net increase in savings and other deposits was primarily attributed to $20.1 million in gross offering proceeds received from the sale of Oconee Federal Financial Corp. stock held in escrow by the Association pending completion of the recent common offering. The net increase in certificates of deposit was attributed to depositors who sought out lower-risk FDIC-insured investments at a well-capitalized institution. We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2010.

We had no advances from the Federal Home Loan Bank of Atlanta as of December 31, 2010 or June 30, 2010. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as defined), or approximately $38.0 million at December 31, 2010.

Total equity equaled $61.3 million at December 31, 2010, compared to $59.7 million at June 30, 2010. The increase resulted from net income of $1.6 million for the six months ended December 31, 2010.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31,	June 30,
	2010	2010
	(Dollars in Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$3,397	$3,214
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—

Total real estate loans	3,397	3,214
Consumer and other loans	—	—
Total nonaccrual loans	$3,397	$3,214

Accruing loans past due
90 days or more:
Real estate loans:
One- to four-family	195	764
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—

Total real estate loans	195	764
Consumer and other loans	—	—
Total accruing loans past due
90 days or more	195	764

Total of nonaccrual and 90 days or more past due loans	$3,592	$3,978

Real estate owned
One- to four-family	1,400	751
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—
Other	—	—
Other nonperforming assets	—	—

Total nonperforming assets	4,992	4,729

Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$4,992	$4,729

Total nonperforming loans to total loans	1.35%	1.49%
Total nonperforming assets to total assets	1.35%	1.42%
Total nonperforming assets and troubled debt restructurings to total assets	1.35%	1.42%
Allowance for loan loss to total nonperforming loans	24.50%	22.32%

There were no other loans that are not disclosed above where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $156,235 and $112,204 for the six months ended December 31, 2010 and year ended June 30, 2010, respectively. Interest of $19,263 and $78,270 was recognized on these loans and is included in net income for the six months ended December 31, 2010 and the year ended June 30, 2010, respectively.

Analysis of Net Interest Margin

The following tables set forth average balance sheets, average yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to income.

	For the Three Months Ended December 31,
	2010				2009
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Unaudited)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$266,189		$3,672	5.47%	$262,057		$3,634	5.50%
Investment securities	10,695		118	4.38	8,223		101	4.87
Other interest-earning assets	70,702		24	0.13	39,765		7	0.07

Total interest-earning assets	347,586		3,814	4.35	310,045		3,742	4.79
Noninterest-earning assets	11,046				11,841

Total assets	$358,632				$321,886

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$14,004		$10	0.28%	$14,031		$17	0.48%
Money market deposits	9,014		17	0.75	7,598		29	1.50
Regular savings and other deposits	37,919		53	0.55	30,743		89	1.15
Certificates of Deposit	232,591		1,251	2.13	207,093		1,398	2.68

Total interest-bearing deposits	293,528		1,331	1.80	259,465		1,533	2.34
Total interest-bearing liabilities	$293,528		1,331		$259,465		1,533
Noninterest bearing deposits	2,163				1,900

Other noninterest-bearing liabilities	1,924				2,281

Total liabilities	297,615				263,646

Retained earnings
Accumulated other comprehensive income (loss)	—				—
Retained earnings	61,017				58,240
Total equity	61,017				58,240

Total liabilities and equity	$358,632				$321,886

Net interest income			$2,484				$2,209

Interest rate spread				2.55%				2.44%

Net interest margin				2.83%				2.83%

Average interest-earning assets to average interest-bearing liabilities	1.18	X			1.19	X

	For the Six Months Ended December 31,
	2010				2009
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Unaudited)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$265,931		$7,350	5.48%	$259,914		$7,279	5.56%
Investment securities	11,129		247	4.40	8,512		210	4.89
Other interest-earning assets	62,052		44	0.14	39,944		21	0.10

Total interest-earning assets	339,112		7,641	4.47	308,370		7,510	4.83
Noninterest-earning assets	10,983				10,395

Total assets	$350,095				$318,765

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$13,927		$20	0.28%	$13,800		$35	0.50%
Money market deposits	8,999		38	0.83	7,317		55	1.49
Regular savings and other deposits	34,968		109	0.62	30,511		182	1.18
Certificates of Deposit	227,576		2,540	2.21	205,243		2,855	2.76

Total interest-bearing deposits	285,470		2,707	1.88	256,871		3,127	2.41
Total interest-bearing liabilities	$285,470		2,707		$256,871		3,127
Noninterest bearing deposits	2,108				1,665

Other noninterest-bearing liabilities	1,893				2,354

Total liabilities	289,471				260,890

Retained earnings
Accumulated other comprehensive income (loss)	—				—
Retained earnings	60,624				57,875
Total equity	60,624				57,875

Total liabilities and equity	$350,095				$318,765

Net interest income			$4,934				$4,383

Interest rate spread				2.59%				2.42%

Net interest margin				2.89%				2.82%

Average interest-earning assets to average interest-bearing liabilities	1.19	X			1.20	X

Comparison of Operating Results for the Three Months Ended December 31, 2010 and December 31, 2009

General. Net income increased to $788,000 for the three months ended December 31, 2010 from $664,000 for the three months ended December 31, 2009. The increase reflected an increase in net interest income of $274,000 to $2.5 million for the three months ended December 31, 2010 from $2.2 million for the three months ended December 31, 2009.

Interest Income. Interest income increased $72,000, or 1.9%, to $3.8 million for the three months ended December 31, 2010 from $3.7 million for the three months ended December 31, 2009. The increase was largely due to an increase in the average balance of interest earning assets for the three months ended December 31, 2010 to $347.6 million from $310.0 million for the three months ended December 31, 2009, which was partially offset by a decrease in the yield on interest-earning assets to 4.4% for the three months ended December 31, 2010, compared to 4.8% for the three months ended December 31, 2009 in the lower market interest rate environment.

Interest income on loans increased $38,000, or 1.1%, to $3.7 million for the three months ended December 31, 2010 from $3.6 million for the three months ended December 31, 2009, reflecting growth in our loan portfolio, the average balance of which increased to $266.2 million from $262.1 million. The growth in our loan portfolio more than offset the decrease in average yields to 5.5% in the three months ended December 31, 2010 from 5.5% in the three months ended December 31, 2009. The lower yields reflected a declining market interest rate environment during 2010 from 2009 and its impact on our portfolio, which is largely composed of one- to four-family residential mortgage loans. Interest income on investment securities increased to $118,000 for the three months ended December 31, 2010 from $101,000 for the three months ended December 31, 2009, reflecting an increase in the average balance of such securities to $10.7 million in 2010 from $8.2 million in 2009, which more than offset the decrease in the average yield on such securities to 4.4% from 4.9%.

Interest Expense. Interest expense decreased $202,000, or 13.2%, to $1.3 million for the three months ended December 31, 2010 from $1.5 million for the three months ended December 31, 2009. The decrease reflected a decrease in the average rate paid on deposits in the three months ended December 31, 2010 to 1.8% from 2.3% in the three months ended December 31, 2009, which more than offset increases in the average balance of such deposits. Interest expense on certificates of deposit decreased $76,000, or 6.3%, to $1.1 million for the three months ended December 31, 2010 from $1.2 million for the three months ended December 31, 2009. An increase in the average balance of such certificates to $232.6 million from $207.1 million was more than offset by a decrease in the average cost of such certificates to 2.1% from 2.7%. The increase in average balance of our certificates of deposit resulted primarily from our customers seeking lower-risk investments in lieu of higher volatility equity investments during the three months ended December 31, 2010. Interest expense on money market deposits, savings, NOW and demand deposits decreased $126,000, or 37.6%, to $209,000 for the three months ended December 31, 2010 from $335,000 for the three months ended December 31, 2009. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 0.52% from 1.0%, which more than offset the increased average balances of such deposits to $61.0 million for the three months ended December 31, 2010 from $54.3 million for the three months ended December 31, 2009.

Net Interest Income. Net interest income increased to $2.5 million for the three months ended December 31, 2010 from $2.2 million for the three months ended December 31, 2009. The increase resulted from an increase in our interest rate spread to 2.6% from 2.5%, which more than offset a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 1.18x from 1.19x. Our net interest margin for the three months ended December 31, 2010 and 2009 remained the same at 2.8% as a result of similar percentage increases over the three month period ended December 31, 2010 in our average interest earning assets of 12.1% and net interest income of 12.4%. The increase in our interest rate spread was largely due to our declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded a credit in our provision of $16,000 for the three months ended December 31, 2010, compared to a credit of $5,000 for the three months ended December 31, 2009. Net charge offs for the three months ended December 31, 2010 were $50,000 as compared to no net charge offs for the three months ended December 31, 2009. The allowance for loan losses at December 31, 2010 was $880,000, or 0.33% of total loans and $242,000, or 0.09%, of total loans at 2009. Although we used the same methodology in assessing the allowances for both periods, the credit in our provision for loan losses for the three months ended December 31, 2010 and December 31, 2009 reflected decreases in our allowance allocated to loans individually evaluated for impairment and our allowance allocated to loans collectively evaluated for impairment, or the general valuation allowance. Loans individually evaluated for impairment at December 31, 2010 decreased $1.5 million to $3.8 million from $5.3 million at September 30, 2010. Consequently, the amount of allowance related to these impaired loans decreased $64,000 to $183,000 at December 31, 2010 from $247,000 at September 30, 2010. Loans individually evaluated for impairment at December 31, 2009 increased $1.6 million to $ 3.5 million at December 31, 2009 from $1.9 million at September 30, 2009. Total nonperforming loans were $3.6 million at December 31, 2010, compared to $4.9 million at September 30, 2010, and total nonperforming loans at December 31, 2009 were $3.3 million compared to $1.2 million at September 30, 2009.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2010 and 2009.

Noninterest Income. Noninterest income decreased slightly by $3,000 to $21,000 for the three months ended December 31, 2010 from $24,000 for the three months ended 2009.

Noninterest Expense. Noninterest expense increased $84,000 to $1.3 million for the three months ended December 31, 2010. The increase was primarily attributed to an increase in other noninterest expenses of $118,000, which was primarily attributed to an increase in our provision for real estate owned losses. The increases in noninterest expenses were partially offset by decreases in salaries and employee benefits of $53,000 and FDIC deposit insurance premiums of $37,000 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

Income Tax Expense. The provision for income taxes was $476,000 for the three months ended December 31, 2010, compared to $402,000 for the three months ended December 31, 2009. Our effective tax rates remained unchanged for the three months ended December 31, 2010 and 2009 at 37.7%.

Comparison of Operating Results for the Six Months Ended December 31, 2010 and December 31, 2009

General. Net income increased to $1.6 million for the six months ended December 31, 2010 from $1.4 million for the six months ended December 31, 2009. The increase reflected an increase in net interest income of $551,000 to $4.9 million for the six months ended December 31, 2010 from $4.4 million for the six months ended December 31, 2009, offset partially by an increase in noninterest expense of $78,000 for the six months ended December 31, 2010 over the six months ended 2009.

Interest Income. Interest income increased $131,000, or 1.7%, to $7.6 million for the six months ended December 31, 2010 from $7.5 million for the six months ended December 31, 2009. The increase was largely due to an increase in the average balance of interest earning assets for the six months ended December 31, 2010 to $339.1 million from $308.4 million for the six months ended December 31, 2009, which was partially offset by a decrease in the yield on interest-earning assets to 4.5% for the six months ended December 31, 2010, from 4.8% for the six months ended December 31, 2009 in the lower market interest rate environment.

Interest income on loans increased $71,000, or 0.98%, to $7.4 million for the six months ended December 31, 2010 from $7.3 million for the six months ended December 31, 2009, reflecting growth in our loan portfolio, the average balance of which increased to $265.9 million from $260.0 million. The growth in our loan portfolio more than offset the decrease in average yields to 5.5% in the six months ended December 31, 2010 from 5.6% in the six months ended December 31, 2009. The lower yields reflected a declining market interest rate environment during 2010 from 2009 and its impact on our portfolio, which is largely composed of one- to four-family residential mortgage loans. Interest income on investment securities increased to $247,000 for the six months ended December 31, 2010 from $210,000 for the six months ended December 31, 2009, reflecting an increase in the average balance of such securities to $11.1 million in 2010 from $8.5 million in 2009, which more than offset the decrease in the average yield on such securities to 4.4% from 4.9%.

Interest Expense. Interest expense decreased $420,000, or 13.4%, to $2.7 million for the six months ended December 31, 2010 from $3.1 million for the six months ended December 31, 2009. The decrease reflected a decrease in the average rate paid on deposits in the six months ended December 31, 2010 to 1.9% from 2.4% in the six months ended December 31, 2009, which more than offset an increase in the average balance of such deposits to $285.5 million from $256.9 million. Interest expense on certificates of deposit decreased $202,000, or 8.3%, to $2.2 million for the six months ended December 31, 2010 from $2.4 million for the six months ended December 31, 2009. An increase in the average balance of such certificates to $227.6 million from $205.2 million was more than offset by a decrease in the average cost of such certificates to 2.2% from 2.8%. The increase in average balance of our certificates of deposit resulted primarily from our customers seeking lower-risk investments in lieu of higher volatility equity investments during the six months ended December 31, 2010. Interest expense on money market deposits, savings, NOW and demand deposits decreased $218,000, or 32.1%, to $462,000 for the six months ended December 31, 2010 from $680,000 for the six months ended December 31, 2009. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 0.29% from 0.53%, which more than offset the increased average balances of such deposits to $57.9 million for the six months ended December 31, 2010 from $51.6 million for the six months ended December 31, 2009.

Net Interest Income. Net interest income increased to $4.9 million for the six months ended December 31, 2010 from $4.4 million for the six months ended December 31, 2009. The increase resulted from an increase in our interest rate spread to 2.6% from 2.4%, which more than offset a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 1.19x from 1.20x. Our net interest margin increased to 2.9% from 2.8%. The increases in our interest rate spread and net interest margin were largely due to our declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded a provision of $53,000 for the six months ended December 31, 2010, compared to a credit of $16,000 for the six months ended December 31, 2009. Net charge offs for the six months ended December 31, 2010 were $61,000 as compared to no net charge offs for the six months ended December 31, 2009. The allowance for loan losses at December 31, 2010 was $880,000, or 0.33% of total loans and $242,000, or 0.09%, of total loans at December 31, 2009. Although we used the same methodology in assessing the allowances for both periods, the increase in the provision and resulting allowance for loan losses for the six months ended December 31, 2010 is reflective of increases in our allowance for loans collectively evaluated for impairment, or general valuation allowance, as a result of increases in our nonperforming loans, net charge-offs, and as a result of our consideration of current economic factors. The credit to our provision for the six months ended December 31, 2009 reflected a decrease in the amount of loans individually evaluated for impairment of $600,000 to $3.5 million from $4.1 million at June 30, 2009. Total nonperforming loans were $3.6 million at December 31, 2010, compared to $4.7 million at June 30, 2010, and total nonperforming loans at December 31, 2009 were $3.3 million compared to $1.9 million at June 30, 2009.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2010 and 2009.

Noninterest Income. Noninterest income decreased to $29,000 for the six months ended December 31, 2010 from $82,000 for the six months ended December 31, 2009. The decrease in noninterest income was primarily attributable to losses of $66,000 on sale of other real estate for the six months ended December 31, 2010 as opposed to gains of $30,000 for the six months ended December 31, 2009, offset partially by an increase in service charges on deposit accounts of $3,000 for the six months ended December 31, 2010 over the six months ended December 31, 2009.

Noninterest Expense. Noninterest expense increased $78,000, or 3.5%, to $2.3 million for the six months ended December 31, 2010. The increase was attributable to an increase of $140,000 in other noninterest expenses, which was primarily attributed to an increase in our provision for real estate owned losses. These increases were offset by a decrease in salaries and employee benefits of $87,000 and a decrease of FDIC deposit insurance premiums of $32,000 for the six months ended December 31, 2010 compared to the six months ended December 31, 2009.

Income Tax Expense. The provision for income taxes was $969,000 for the six months ended December 31, 2010, compared to $836,000 for the six months ended December 31, 2009. Our effective tax rates remained unchanged for the six months ended December 31, 2010 and 2009 at 37.7%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A.	RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oconee Federal Financial Corp.

Date: February 14, 2011

/s/ T. Rhett Evatt
T. Rhett Evatt
President & Chief Executive Officer

/s/ Curtis. T. Evatt
Curtis T. Evatt
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

3.1	Charter of Oconee Federal Financial Corp. (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 16, 2010).

3.2	Bylaws of Oconee Federal Financial Corp. (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 2, 2010).

4	Form of Common Stock Certificate of Oconee Federal Financial Corp. (Incorporated by reference from Exhibit 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 16, 2010).

10.1	Form of Employee Stock Ownership Plan (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 16, 2010).

10.2	Non-Qualified Salary Continuation Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 16, 2010).

10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 16, 2010).

10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr. (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 16, 2010).

10.5	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt (Incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 2, 2010).

10.6	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and Curtis T. Evatt (Incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 2, 2010).

31.1	Certification of T. Rhett Evatt, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Curtis T. Evatt, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of T. Rhett Evatt, President and Chief Executive Officer, and Curtis T. Evatt, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.