Form 10-Q
period 2011-03-31
Oconee Federal Financial Corp.
filed 2011-05-16
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

There were 6,348,000 shares of Common Stock, par value $.01 per share, outstanding as of May 5, 2011.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

On January 13, 2011, Oconee Federal Financial Corp. (the “Registrant”), headquartered in Seneca, South Carolina, became the stock holding company for Oconee Federal Savings and Loan Association following the mutual-to-stock conversion of Oconee Federal Savings and Loan Association. The financial statements for the three and nine months ended March 31, 2010 and information at June 30, 2010 are for Oconee Federal Savings and Loan Association.

Part I

ITEM 1.	FINANCIAL STATEMENTS

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	March 31, 2011	June 30, 2010 (*)
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,063	$3,704
Federal funds sold and overnight interest bearing deposits	88,273	46,088

Total cash and cash equivalents	93,336	49,792
Securities held to maturity (estimated fair value: March 31, 2011 - $9,715 and June 30, 2010 - $12,602)	9,441	12,117
Securities available for sale	32	33
Loans, net of allowance for loan losses of $873 and $888	265,704	264,328
Premises and equipment, net	3,321	3,521
Real estate owned, net	1,796	751
Accrued interest receivable
Loans	953	965
Investments	36	68
Restricted equity securities	557	540
Bank owned life insurance	350	350
Prepaid FDIC insurance premiums	546	734
Other assets	891	347

Total assets	$376,963	$333,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$2,517	$2,017
Interest bearing	293,582	270,589

Total deposits	296,099	272,606

Accrued interest payable and other liabilities	1,490	1,279

Total liabilities	297,589	273,885

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,348,000 and 0 shares outstanding at March 31, 2011 and June 30, 2010	63	—
Additional paid in capital	20,930	—
Accumulated other comprehensive income	5	—
Unearned ESOP shares	(2,464)	—
Retained earnings	60,840	59,661

Total equity	79,374	59,661

Total liabilities and equity	$376,963	$333,546

*	Derived from audited consolidated financial statements.

See accompanying notes to the financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(All amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Interest and dividend income:
Loans, including fees	$3,662	$3,661	$11,012	$10,940
Securities, taxable	106	94	353	304
Federal funds sold and other	23	9	67	30

Total interest income	3,791	3,764	11,432	11,274

Interest expense:
Deposits	1,199	1,431	3,906	4,558

Total interest expense	1,199	1,431	3,906	4,558

Net interest income	2,592	2,333	7,526	6,716
Provision for loan losses	(6)	134	47	118

Net interest income after provision for loan losses	2,598	2,199	7,479	6,598

Noninterest income:
Service charges on deposit accounts	22	24	67	69
Other	5	(1)	(11)	6

Total noninterest income	27	23	56	75

Noninterest expense:
Salaries and employee benefits	664	648	1,906	1,974
Occupancy and equipment	173	179	540	518
Data processing	88	65	218	199
Professional and supervisory fees	67	36	171	107
Office expense	27	21	62	56
Advertising	9	10	36	40
FDIC deposit insurance	77	108	209	271
Charitable contributions	1,677	3	1,683	7
Provision for losses on real estate owned	78	15	217	25
Other	94	76	255	224

Total noninterest expense	2,954	1,161	5,297	3,421

Income (loss) before income taxes	(329)	1,061	2,238	3,252
Income tax expense (benefit)	(132)	401	837	1,237

Net income (loss)	$(197)	$660	$1,401	$2,015

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale, net of taxes	$5	$(10)	$11	$33
Reclassification adjustment for losses realized in income, net of taxes	—	—	(6)	—

Other comprehensive income (loss)	5	(10)	5	33

Comprehensive income (loss)	$(192)	$650	$1,406	$2,048

Basic and diluted net earnings (loss) per common share: (Note 3)	$(0.04)	N/A	$0.81	N/A
Dividends declared per common share	$0.10	N/A	$0.10	N/A

See accompanying notes to the financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(All amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance at July 1, 2009	$—	$—	$57,068	$—	$—	$57,068
Net income	—	—	2,015	—	—	2,015
Other comprehensive income	—	—	—	33	—	33

Balance at March 31, 2010	$—	$—	$59,083	$33	$—	$59,116

Balance at July 1, 2010	$—	$—	$59,661	$—	$—	$59,661
Net income	—	—	1,401	—	—	1,401
Other comprehensive income	—	—	—	5	—	5
Common stock issued to Oconee Federal MHC, 4,127,470	41	(41)	—	—	—	—
Initial funding of Oconee Federal, MHC	—	(50)	—	—	—	(50)
Common stock issued to Charitable Foundation, 125,690	1	1,256	—	—	—	1,257
Common stock issued in initial public offering, 2,094,840 shares, net of issuance costs $1,166	21	19,760	—	—	(2,489)	17,292
Dividends (1)			(222)			(222)
ESOP shares earned	—	5	—	—	25	30

Balance at March 31, 2011	$63	$20,930	$60,840	$5	$(2,464)	$79,374

(1)	Cash dividends of $0.10 per share were declared on March 24, 2011 for 2,220,530 of the 6,348,000 shares at March 31, 2011. The Company was granted a dividend payment waiver from the Office of Thrift Supervision for the 4,127,470 of Company shares held by Oconee Federal, MHC.

See accompanying notes to the financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Nine Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$1,401	$2,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	47	118
Provision for losses on real estate owned	217	25
Depreciation and amortization, net	222	213
Deferred loan fees, net	4	104
Deferred income tax benefit	(644)	(8)
Gain on sale of real estate owned	(7)	—
Loss from other-than-temporary impairment	9	—
ESOP compensation expense	30	—
Stock issued to charitable foundation	1,257	—
Net change in operating assets and liabilities:
Accrued interest receivable	44	(37)
Accrued interest payable	89	(46)
Other	185	(827)

Net cash provided by operating activities	2,854	1,557

Cash Flows From Investing Activities
Purchases of premises and equipment	(11)	(73)
Proceeds from maturities, paydowns and calls of securities held-to-maturity	2,665	1,463
Purchases of restricted equity securities	(17)	—
Proceeds from sale of real estate owned	261	43
Loan originations and repayments, net	(2,943)	(18,611)

Net cash used in investing activities	(45)	(17,178)

Cash Flows from Financing Activities
Net change in deposits	23,493	14,346
Initial funding of Oconee Federal, MHC	(50)	—
Proceeds from sale of capital stock, net of issuance costs	17,292	—

Net cash provided by financing activities	40,735	14,346

Change in cash and cash equivalents	43,544	(1,275)

Cash and cash equivalents, beginning of year	49,792	50,709

Cash and cash equivalents, end of period	$93,336	$49,434

Cash paid during the period for:
Interest paid	$3,995	$4,604
Income taxes paid	$1,300	$1,268
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$1,516	$1,159
Unrealized gains on securities available for sale, net of taxes	$5	$33

See accompanying notes to the financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Oconee Federal Financial Corp. (the “Corp.”) include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (65.02%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

On January 13, 2011, the Association completed its conversion and reorganization from a mutual savings association into a two-tier mutual holding stock company. In accordance with the plan of reorganization, Oconee Federal Financial Corp. (of which Oconee Federal Savings and Loan Association became a wholly-owned subsidiary) issued and sold shares of capital stock to eligible depositors of Oconee Federal Savings and Loan Association.

Since the entities are under common control, the reorganization was accounted for at historical cost and presented as if the transaction occurred at the beginning of the earliest period shown. A total of 2,094,840 shares were sold in the conversion at $10 per share, raising $20.9 million of gross proceeds. Approximately $1.2 million of conversion expenses were offset against the gross proceeds. The Company’s shares commenced trading on January 14, 2011 on The Nasdaq Capital Market under the symbol “OFED.” In addition, the Association contributed $420 in cash and 125,690 shares of common stock to a charitable foundation that the Association established in connection with the reorganization. The contribution of cash and shares of common stock totaled $1,677.

The combination of shares sold to the public and contributed to the charitable foundation represents 34.98% of the common stock of the Company’s outstanding shares. Oconee Federal, MHC owns 65.02% or 4,127,470 shares.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2011 and June 30, 2010 and the results of operations and cash flows for the interim periods ended March 31, 2011 and 2010. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These financial statements should be read in conjunction with the Association’s audited financial statements and notes thereto filed as part of Oconee Federal Financial Corp.’s Prospectus dated November 12, 2010, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 22, 2010.

(2)	NEW ACCOUNTING STANDARDS

In July 2010, FASB issued an update to previously issued accounting standards with regard to disclosures about the credit quality of financing receivables and the allowance for credit losses. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this update encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has implemented the new standards as required for the period ending after December 15, 2010 and beginning after December 15, 2010.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements , requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The implementation of these amendments did not have a significant effect to our financial statements.

ASU 2011-02 , Receivables ( Topic 310 ): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective for us July 1, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, we may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Implementation of these updates is not expected to have a significant impact to the financial statements.

(3)	EARNINGS PER SHARE (“EPS”)

Basic EPS or loss per common share is determined by dividing net earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three months ended	Nine months ended
	March 31, 2011	March 31, 2011
Basic
Net loss	$(197)	$1,401

Weighted average common shares outstanding	5,501,600	1,807,095
Less: Average unallocated ESOP shares	(215,644)	(70,832)

Average shares	5,285,956	1,736,263

Basic and diluted net earnings ( loss) per common share	$(0.04)	$0.81

There were no potential dilutive common shares for the period presented; therefore, basic and diluted EPS are the same. The average common shares outstanding was computed for both periods using the days outstanding from January 13, 2011 (effective date of the conversion and reorganization) to March 31, 2011.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(4)	LOANS

The components of loans receivable at March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011	June 30, 2010
	(Unaudited)
Real estate loans:
One- to four-family	$251,478	$250,390
Multi-family	270	380
Home equity	486	510
Nonresidential	9,426	9,456
Construction and land	5,609	5,158

Total real estate loans	267,269	265,894
Consumer and other loans	1,002	1,012

Total loans	268,271	266,906
Net deferred loan fees	(1,694)	(1,690)
Allowance for loan losses	(873)	(888)

Loans, net	$265,704	$264,328

Activity in the allowance for loan losses for the three and nine months ended as follows:

	Three months ended March 31,		Nine months ended March 31,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Beginning balance	$880	$242	$888	$258
Provision for loan losses (recoveries)	(6)	134	47	118
Loans charged off	(1)	(128)	(62)	(128)
Recoveries	—	—	—	—

Ending balance	$873	$248	$873	$248

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at March 31, 2011:

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
	(Unaudited)
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$172	$—	$—	$—	$—	$—	$172
Collectively evaluated for impairment	600	4	1	57	36	3	701

Total ending allowance balance:	$772	$4	$1	$57	$36	$3	$873

Loans:
Loans individually evaluated for impairment	$3,196	$—		$—	$—	$—	$3,196
Loans collectively evaluated for impairment	248,282	270	486	9,426	5,609	1,002	265,075

Total ending loans balance	$251,478	$270	$486	$9,426	$5,609	$1,002	$268,271

The balances of loans do not include accrued and unpaid interest or any deferred loan fees or costs.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio segment loans at March 31, 2011:

	Unpaid principal balance	Recorded investment	Related allowance	Average Recorded Investment
	(Unaudited)
With no allocated allowance:
Real estate loans:
One- to four-family	$1,551	$1,551	$—	$1,819
Multi-family	—	—	—	—
Home Equity	—	—	—	—
Nonresidential	—	—	—	—
Construction and land	—	—	—	—

Total real estate loans	1,551	1,551	—	1,819
Consumer loans	—	—	—	—

Total	$1,551	$1,551	$—	$1,819

With allocated allowance:
Real estate loans:
One- to four-family	$1,645	$1,645	$172	$2,136
Multi-family	—	—	—	—
Home Equity	—	—	—	—
Nonresidential	—	—	—	—
Construction and land	—	—	—	—

Total real estate loans	1,645	1,645	172	2,136
Consumer loans	—	—	—	—

Total	$1,645	$1,645	$172	$2,136

Total:
Real estate	$3,196	$3,196	$172	$3,955

Consumer	$—	$—	$—	$—

The recorded investment amounts do not include accrued and unpaid interest or any deferred loan fees or costs.

Loans individually evaluated for impairment at June 30, 2010 were as follows:

Loans with no allocated allowance for loan losses	$2,086
Loans with allocated allowance for loan losses	2,626

Total	$4,712

Amount of allowance for loan losses allocated	$188
Average of individually impaired loans during the period	$4,411

Interest income recognized and cash basis interest income during the impairment period ended March 31, 2011 and June 30, 2010 was not significant.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by portfolio segment at March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 or more
	(Unaudited)
Real estate loans:
One- to four-family	$2,192	$457	$3,131	$5,780	$245,698	$251,478	$372
Multi-family	—	—	—	—	270	270	—
Home equity	—	—	—	—	486	486	—
Nonresidential	—	—	—	—	9,426	9,426	—
Construction and land	—	—	—	—	5,609	5,609	—

Total real estate loans	2,192	457	3,131	5,780	261,489	267,269	372
Consumer and other loans	—	—	—	—	1,002	1,002	—

Total	$2,192	$457	$3,131	$5,780	$262,491	$268,271	$372

Nonaccrual loans at March 31, 2011 were $2,759. These loans are disclosed by portfolio segment above in the “90 days or more past due” column.

Nonaccrual and loans past due over 90 days and still accruing at June 30, 2010 were as follows:

Loans past due 90 days and still accruing	$764
Non-accrual loans	3,214

Total non-performing loans	$3,978

Non-performing loans and loans past due 90 days and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

There were no troubled debt restructures at March 31, 2011 and June 30, 2010.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The Company utilizes a grading system whereby all loans are assigned a grade based on the risk profile of each loan. Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. All loans, regardless of size, are analyzed and assigned a grade based upon management’s assessment of the ability of borrowers to service their debts.

The Company uses the following definitions for loan grades:

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

Loans not meeting the criteria above are graded Pass. These loans are included within groups of homogenous pools of loans based upon portfolio segment and class for estimation of the allowance for loan losses on a collective basis. Loans graded special mention, substandard or doubtful are individually evaluated for impairment, regardless of size.

At March 31, 2011 and June 30, 2010, and based on the most recent analyses performed, the loan grade for each loan by portfolio segment and class is as follows:

	Real estate
March 31, 2011	One-to- four family	Multi- family	Home Equity	Nonresidential	Construction and land	Consumer	Total
	(Unaudited)
Pass	$248,282	$270	$486	$9,426	$5,609	$1,002	$265,075
Special mention	12	—	—	—	—	—	12
Substandard	3,184	—	—	—	—	—	3,184
Doubtful	—	—	—	—	—	—	—

Total	$251,478	$270	$486	$9,426	$5,609	$1,002	$268,271

	Real estate
June 30, 2010	One-to- four family	Multi- family	Home Equity	Nonresidential	Construction and land	Consumer	Total

Pass	$245,678	$380	$510	$9,456	$5,158	$1,012	$262,194
Special mention	1,414	—	—	—	—	—	1,414
Substandard	3,298	—	—	—	—	—	3,298
Doubtful	—	—	—	—	—	—	—

Total	$250,390	$380	$510	$9,456	$5,158	$1,012	$266,906

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2011 and June 30, 2010:

Fair Value Measurements

Using Significant Other Observable Inputs

(Level 1)

	March 31, 2011	June 30, 2010
	(Unaudited)
Financial assets:

Available-for-sale—FHLMC common stock	$32	$33

Total investment securities available for sale	$32	$33

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

	March 31, 2011	June 30, 2010
	(Unaudited)
Assets:

Impaired loans, net of specific allocations	$1,473	$2,438
Real estate owned, net	1,796	751

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,473 and $2,438 at March 31, 2011 and June 30, 2010, respectively. The carrying values included a valuation allowance of $172 and $188, respectively, resulting in a decrease in the provision for loan loss of $16 for the nine months ended March 31, 2011 and an increase to the provision for loan losses of $135 for the year ended June 30, 2010.

Real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1,796 and $751 at March 31, 2011 and June 30, 2010, respectively. The net carrying amount consists of the outstanding balance net of a valuation allowance. The outstanding balance and valuation allowance of real estate owned at March 31, 2011 and June 30, 2010 were $1,852 and $771, and $56 and $20, respectively. The resulting write-downs for the nine months ended March 31, 2011 and for the year ended June 30, 2010 were $36 and $209, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2011 and June 30, 2010 are summarized below:

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Securities available for sale	$32	$32	$33	$33
Securities held to maturity	9,441	9,715	12,117	12,602
Loans, net	265,704	277,986	264,328	280,228
Restricted equity securities	557	557	540	540
Accrued interest receivable	989	989	1,033	1,033

Financial liabilities
Deposits	296,099	298,906	272,606	275,504
Accrued interest payable	82	82	170	170

(6)	EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 13, 2011, employees participate in an Employee Stock Ownership Plan (ESOP). The ESOP borrowed from the Company to purchase 248,820 shares of common stock at $10 per share during 2011. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

Participants receive the shares at the end of employment. No contributions to the ESOP were made during the three months ended March 31, 2011. The expense recognized for the three months ended March 31, 2011 was $30.

Shares held by the ESOP at March 31, 2011 were as follows:

Allocated to participants	—
Unearned	248,820

Total ESOP shares	248,820

Fair value of unearned shares	$2,858,942

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OCONEE FEDERAL FINANCIAL CORP.

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

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

Our total assets increased $43.5 million, or 13.0%, to $377.0 million at March 31, 2011 from $333.5 million at June 30, 2010. The increase was due to an increase in net loans of $1.4 million, or 0.5%, to $265.7 million at March 31, 2011 from $264.3 million at June 30, 2010, as well as an increase in cash and cash equivalents of $43.5 million, or 87.5%, to $93.3 million at March 31, 2011 from $49.8 million at June 30, 2010. The increase in cash and cash equivalents primarily consisted of an increase in overnight federal funds sold of $42.2 million, or 91.5%, which was largely due to an increase in deposits of $23.5 million and net proceeds from the initial public offering of our common stock of $17.3 million.

The growth in our loan portfolio during the period ended March 31, 2011 was primarily due to an increase in one- to four-family real estate loans of $1.1 million, to $251.5 million at March 31, 2011 from $250.4 million at June 30, 2010 and an increase in construction and land loans of $451 thousand to $5.6 million from $5.2 million at June 30, 2010, which was partially offset by a decrease of $164 thousand, or 1.6%, in multi-family loans, home equity loans, and nonresidential loans to $10.2 million at March 31, 2011 from $10.3 million at June 30, 2010. Our allowance for loan losses at March 31, 2011 and June 30, 2010 was $873 thousand and $888 thousand, respectively or 0.3%, of total loans.

Deposits increased $23.5 million, or 8.6%, to $296.1 million at March 31, 2011 from $272.6 million at June 30, 2010. The increase was primarily attributable to a net increase in NOW and demand deposits, savings and money market deposits of $6.6 million, or 11.6%, to $63.1 million from $56.6 million. The net increase in certificates of deposits is attributed to depositors who sought out lower-risk FDIC-insured investments at a well-capitalized institution. We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2011.

We had no advances from the Federal Home Loan Bank of Atlanta as of March 31, 2011 or June 30, 2010. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of December 31, 2010), or approximately $40.8 million at March 31, 2011.

Total equity equaled $79.4 million at March 31, 2011, compared to $59.7 million at June 30, 2010. The increase of $19.7 million was primarily related to $19.7 million increase related to our initial public offering plus net income of $1.4 million for the nine months ended March 31, 2011 and $1.3 million in shares of Company stock issued to a charitable foundation, offset by shares of stock purchased by the ESOP of $2.5 million.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	March 31, 2011	June 30, 2010
	(Dollars in Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$2,759	$3,214
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—

Total real estate loans	2,759	3,214
Consumer and other loans	—	—
Total nonaccrual loans	$2,759	$3,214

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	372	764
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—

Total real estate loans	372	764
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	372	764

Total of nonaccrual and 90 days or more past due loans	$3,131	$3,978

Real estate owned
One- to four-family	1,796	751
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—
Other	—	—
Other nonperforming assets	—	—

Total nonperforming assets	4,927	4,729

Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$4,927	$4,729

Total nonperforming loans to total loans	1.18%	1.49%
Total nonperforming assets to total assets	1.31%	1.42%
Total nonperforming assets and troubled debt restructurings to total assets	1.31%	1.42%

There were no other loans that are not disclosed above where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $159,188 and $76,845 for the nine months ended March 31, 2011 and 2010, respectively. Interest of $30 thousand and $45 thousand was recognized on these loans and is included in net income for the nine months ended March 31, 2011 and 2010, respectively.

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

	For the Three Months Ended March 31,
	2011				2010
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Unaudited)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$265,920		$3,662	5.58%	$263,252		$3,661	5.64%
Investment securities	10,260		106	4.19	8,186		94	4.66
Other interest-earning assets	87,599		23	0.11	41,840		9	0.09

Total interest-earning assets	363,779		3,791	4.23	313,278		3,764	4.87
Noninterest-earning assets	10,904				11,574

Total assets	$374,683				$324,852

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$15,853		$11	0.28%	$13,289		$16	0.49%
Money market deposits	9,576		18	0.75	7,605		23	1.25
Regular savings and other deposits	32,851		148	1.83	31,231		269	3.49
Certificates of Deposit	233,350		1,022	1.78	209,933		1,123	2.17

Total interest-bearing deposits	291,630		1,199	1.67	262,058		1,431	2.21
Total interest-bearing liabilities	$291,630		1,199		$262,058		1,431
Noninterest bearing deposits	2,239				1,876

Other noninterest-bearing liabilities	1,465				2,035

Total liabilities	295,334				265,969
Equity	79,349				58,883
Total liabilities and equity	$374,683				$324,852

Net interest income			$2,592				$2,333

Interest rate spread				2.56%				2.66%

Net interest margin				2.89%				3.02%

Average interest-earning assets to average interest-bearing liabilities	1.25	X			1.20	X

	For the Nine Months Ended March 31,
	2011				2010
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Unaudited)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$265,927		$11,012	5.52%	$261,025		$10,940	5.58%
Investment securities	11,200		353	4.20	8,763		304	4.62
Other interest-earning assets	70,568		67	0.13	40,576		30	0.10

Total interest-earning assets	347,695		11,432	4.38	310,364		11,274	4.84
Noninterest-earning assets	10,584				10,426

Total assets	$358,279				$320,790

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$14,426		$31	0.29%	$13,389		$52	0.52%
Money market deposits	9,191		99	0.81	7,413		79	1.42
Regular savings and other deposits	34,262		509	1.98	30,751		858	3.72
Certificates of Deposit	229,685		3,267	1.89	207,025		3,569	2.30

Total interest-bearing deposits	287,564		3,906	1.81	258,578		4,558	2.35
Total interest-bearing liabilities	$287,564		3,906		$258,578		4,558
Noninterest bearing deposits	2,124				1,761

Other noninterest-bearing liabilities	1,751				2,244

Total liabilities	291,439				262,583
Equity	66,840				58,207
Total liabilities and equity	$358,279				$320,790

Net interest income			$7,526				$6,716

Interest rate spread				2.57%				2.49%

Net interest margin				2.88%				2.88%

Average interest-earning assets to average interest-bearing liabilities	1.21	X			1.20	X

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

General. We recognized a net loss of $197 thousand for the three months ended March 31, 2011 as compared to net income of $660 thousand for the three months ended March 31, 2010. The decrease of $857 thousand was attributed to an increase in charitable contribution expense of $1.7 million, which was related to the cash and shares of common stock contributed to a charitable foundation as part of the reorganization offset by an increase in net interest income after the provision for loan losses of $399 thousand over the three months ended March 31, 2010.

Interest Income. Interest income increased $27 thousand, or 0.7%, to $3.8 million for the three months ended March 31, 2011. The increase was largely due to an increase in the average balance of interest earning assets for the three months ended March 31, 2011 to $363.8 million from $313.3 million for the three months ended March 31, 2010, which was partially offset by a decrease in the yield on interest-earning assets to 4.2% for the three months ended March 31, 2011, compared to 4.9% for the three months ended March 31, 2010 in the lower market interest rate environment.

Interest income on loans remained relatively the same for the three months ended March 31, 2011 and 2010. The $2.7 million increase in the average balances of loans for the three months ended March 31, 2011 over the three months ended March 31, 2010 was offset by a slight decrease in the average yields to 5.58% from 5.64% for the same periods. The lower yields reflected a declining market interest rate environment during 2011 from 2010 and its impact on our portfolio, which is largely composed of one- to four-family residential mortgage loans. Interest income on investment securities increased by $12 thousand, or 12.8%, to $106 thousand for the three months ended March 31, 2011 from $94 thousand for the three months ended March 31, 2010, reflecting an increase in the average balance of such securities to $10.3 million in 2011 from $8.2 million in 2010, which more than offset the decrease in the average yield on such securities to 4.2% from 4.7%.

Interest Expense. Interest expense decreased $232 thousand, or 16.2%, to $1.2 million for the three months ended March 31, 2011 from $1.4 million for the three months ended March 31, 2010. The decrease reflected a decrease in the average rate paid on deposits in the three months ended March 31, 2011 to 1.7% from 2.2% in the three months ended March 31, 2010, which more than offset an increase in the average balance of such deposits. Interest expense on certificates of deposit decreased $101 thousand, or 9.0%, to $1.0 million for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010. An increase in the average balance of such certificates to $233.4 million from $209.9 million was more than offset by a decrease in the average cost of such certificates to 1.8% from 2.2%. The increase in average balance of our certificates of deposit resulted primarily from our customers seeking lower-risk investments in lieu of higher volatility equity investments during the three months ended March 31, 2011. Interest expense on money market deposits, savings, NOW and demand deposits decreased $131 thousand, or 42.5%, to $177 thousand for the three months ended March 31, 2011 from $308 thousand for the three months ended March 31, 2010. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 1.2% from 2.4%, which more than offset the increased average balances of such deposits to $58.3 million for the three months ended March 31, 2011 from $52.1 million for the three months ended March 31, 2010.

Net Interest Income. Net interest income increased by $260 thousand, or 11.1%, to $2.6 million for the three months ended March 31, 2011 from $2.3 million for the three months ended March 31, 2010. The increase resulted from a decrease in our interest rate spread to 2.6% from 2.7%, which was offset by an increase on our average interest-earning assets to average interest-bearing liabilities to 1.25 at March 31, 2011 from 1.20 at March 31, 2010. The decrease in our net interest rate spread and increase in our ratio of average interest-bearing assets to average interest-bearing liabilities, offset the decrease in our net interest margin to 2.9% for the three months ended March 31, 2011 from 3.0% for the three months ended March 31, 2010. The decrease in our interest rate spread was largely due to our declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded negative provision of $6 thousand for loan losses for the three months ended March 31, 2011, compared to a provision of $134 thousand for the three months ended March 31, 2010. Net charge offs for the three months ended March 31, 2011 were $1 thousand as compared to $128 thousand for the three months ended March 31, 2010. The decrease and resulting negative provision for loan loss for the three months ended March 31, 2011 primarily reflected lower charge offs for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2011 and 2010.

Noninterest Income. Noninterest income increased slightly by $4 thousand to $27 thousand for the three months ended March 31, 2011.

Noninterest Expense. Noninterest expense increased $1.8 million to $3.0 million for the three months ended March 31, 2011. The increase was primarily attributed to an increase in charitable contribution expense, which reflected the value of the cash and shares of our common stock issued to a charitable foundation of $1.7 million.

Income Tax Expense. We recognized an income tax benefit of $132 thousand three months ended March 31, 2011, compared to income tax expense of $401 thousand for the three months ended March 31, 2010. The income tax benefit reflected a deferred tax benefit of $637 thousand related to the charitable contribution that is deductible for income tax purposes in future periods.

Comparison of Operating Results for the Nine months Ended March 31, 2011 and March 31, 2010

General. Net income decreased to $1.4 million for the nine months ended March 31, 2011 from $2.0 million for the nine months ended March 31, 2010. The decrease of $614 thousand primarily related to an increase in noninterest expense of $1.9 million, which reflected an increase of $1.7 million in charitable contributions, which was offset by an increase in net interest income after the provision for loan losses of $881 thousand.

Interest Income. Interest income increased $158 thousand, or 1.4%, to $11.4 million for the nine months ended March 31, 2011 from $11.3 million for the nine months ended March 31, 2010. The increase was largely due to an increase in the average balance of interest earning assets for the nine months ended March 31, 2011 to $347.7 million from $310.4 million for the nine months ended March 31, 2010, which was partially offset by a decrease in the yield on interest-earning assets to 4.4% for the nine months ended March 31, 2011, from 4.8% for the nine months ended March 31, 2010 in the lower market interest rate environment.

Interest income on loans increased $72 thousand, or 0.7%, to $11.0 million for the nine months ended March 31, 2011 from $10.9 million for the nine months ended March 31, 2010, reflecting growth in our loan portfolio, the average balance of which increased to $265.9 million from $261.0 million. The growth in our loan portfolio more than offset the decrease in average yields to 5.5% in the nine months ended March 31, 2011 from 5.6% in the nine months ended March 31, 2010. The lower yields reflected a declining market interest rate environment during the nine months ended March 31, 2011 as compared with the same period in 2010 and its impact on our portfolio, which is largely composed of one-to-four-family residential mortgage loans. Interest income on investment securities increased to $353 thousand for the nine months ended March 31, 2011 from $304 thousand for the nine months ended March 31, 2010, reflecting an increase in the average balance of such securities to $11.2 million in during the nine months ended March 31, 2011 from $8.8 million for the same period in 2010. The increase in the average balance of securities more than offset the decrease in the average yield on such securities to 4.2% from 4.6% for the nine months ended March 31, 2011 and 2010, respectively.

Interest Expense. Interest expense decreased $652 thousand, or 14.3%, to $3.9 million for the nine months ended March 31, 2011 from $4.6 million for the nine months ended March 31, 2010. The decrease reflected a decrease in the average rate paid on deposits in the nine months ended March 31, 2011 to 1.8% from 2.3% in the nine months ended March 31, 2010, which more than offset an increase in the average balance of such deposits to $287.6 million for the nine months ended March 31, 2011 from $258.6 million for the nine months ended March 31, 2010. Interest expense on certificates of deposit decreased $302 thousand, or 8.5%, to $3.3 million for the nine months ended March 31, 2011 from $3.6 million for the nine months ended March 31, 2010. An increase in the average balance of certificates of deposits to $229.7 million from $207.0 million was more than offset by a decrease in the average cost of such certificates to 1.9% for the nine months ended March 31, 2011 from 2.3% for the nine months ended March 31, 2010. The increase in average balance of our certificates of deposit resulted primarily from our customers seeking lower-risk investments in lieu of higher volatility equity investments during the nine months ended March 31, 2011. Interest expense on money market deposits, savings, NOW and demand deposits decreased $350 thousand, or 35.4%, to $639 thousand for the nine months ended March 31, 2011 from $989 thousand for the nine months ended March 31, 2010. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 1.5% from 2.6%, which more than offset the increased average balances of such deposits to $57.9 million for the nine months ended March 31, 2011 from $51.6 million for the nine months ended March 31, 2010.

Net Interest Income. Net interest income increased by $810 thousand, or 12.1%, to $7.5 million for the nine months ended March 31, 2011 from $6.7 million for the nine months ended March 31, 2010. The increase resulted from an increase in our interest rate spread to 2.6% from 2.5%. Our net interest margin and ratio of our average interest earning assets to average interest bearing liabilities remained relatively unchanged for both periods. The increases in our interest rate spread was largely due to our declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded a provision of $47 thousand for the nine months ended March 31, 2011, compared with $118 thousand for the nine months ended March 31, 2010. Net charge offs for the nine months ended March 31, 2011 were $62 thousand compared to $128 thousand for the nine months ended March 31, 2010. Although we used the same methodology in assessing the allowances for both periods, the decrease in the provision for loan losses for the nine months ended March 31, 2011 reflected lower charge offs for the period as compared to the same period ending in March 31, 2010.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2011 and 2010.

Noninterest Income. Noninterest income decreased by $19 thousand, or 26.0%, to $56 thousand for the nine months ended March 31, 2011 from income of $75 thousand for the nine months ended March 31, 2010. The decrease was primarily due to $9 thousand of an other-than-temporary-impairment loss on securities available for sale and a loss on disposal of premises and equipment of $3 thousand.

Noninterest Expense. Noninterest expense increased $1.9 million, or 54.9%, to $5.3 million for the nine months ended March 31, 2011 from $3.4 million for the nine months ended March 31, 2010. The increase was primarily attributed to an increase in charitable contribution expense, which reflected the value of the cash and shares of our common stock issued to a charitable foundation of $1.7 million.

Income Tax Expense. The provision for income taxes was $837 thousand for the nine months ended March 31, 2011, compared to $1.2 million for the nine months ended March 31, 2010. Our effective tax rates were 37.4% and 38.0%, respectively. The slight decrease in the effective tax rate is attributed to the $637 thousand deferred tax benefit associated with the charitable contribution expense.

Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as defined), or approximately $40.8 million at March 31, 2011.

Common Stock Dividend Policy. During the quarter ended March 31, 2011, the Company declared a dividend of $0.10 per share, or $222 thousand on all outstanding shares, except for 4,127,470 of the 6,348,000 shares of the Company’s common stock held by Oconee Federal, MHC. The OTS granted a waiver to Oconee Federal, MHC on payment of the dividend on shares held by Oconee Federal, MHC. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principle Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

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

Date: May 16, 2011

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