Form 10-K
period 2011-06-30
Oconee Federal Financial Corp.
filed 2011-09-28
CIK 1501078

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-35033

Oconee Federal Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Federal (State or Other Jurisdiction of Incorporation or Organization)	32-0330122 (I.R.S. Employer Identification Number)
201 East North Second Street, Seneca, South Carolina (Address of Principal Executive Offices)	29678 (Zip Code)

(864) 882-2765
(Registrant's Telephone Number Including Area Code)

         Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

         Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.
(1) Yes ☒    No ☐    (2) Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of September 27, 2011 there were 6,348,000 shares outstanding of the registrant's common stock. The Registrant was not a reporting company as of the end of its last completed second fiscal quarter. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of January 14, 2011 (the first day the Registrant's shares were publicly traded) was $18.96 million.

DOCUMENTS INCORPORATED BY REFERENCE

  1.
  Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders. (Part III)

 PART I

ITEM 1.    Business

Forward Looking Statements

        This annual report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include, but are not limited to:

  •
  statements of our goals, intentions and expectations;

  •
  statements regarding our business plans and prospects and growth and operating strategies;

  •
  statements regarding the asset quality of our loan and investment portfolios; and

  •
  estimates of our risks and future costs and benefits.

        These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

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

  •
  our ability to pay dividends and the Oconee Federal, MHC's ability to waive receipt of dividends, under the regulation of the Federal Reserve Board;

  •
  the impact of our being subject to regulation, effective July 21, 2011, by the Office of the Comptroller of the Currency and the Federal Reserve Board rather than the Office of Thrift Supervision;

  •
  legislative or regulatory changes, including increased compliance costs resulting from the Dodd-Frank Act and regulations required to be promulgated thereunder, that adversely affect our business and earnings;

  •
  changes in the level of government support of housing finance;

  •
  significantly increased competition with either depository and non-depository financial institutions;

  •
  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies;

  •
  risks and costs related to operating as a publicly traded company; and

  •
  changes in our organization, compensation and benefit plans.

        Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Oconee Federal Financial Corp.

        Oconee Federal Financial Corp. is a federally-chartered corporation that was incorporated in January, 2011 to be the mid-tier stock holding company for Oconee Federal Savings and Loan Association in connection with the mutual-to-stock conversion of Oconee Federal Savings and Loan Association. The conversion was completed January 13, 2011. Oconee Federal Financial Corp. sold a total of 2,094,840 shares of common stock at $10.00 per share in the related offering, issued 4,127,470 shares to Oconee Federal, MHC, and contributed 125,690 shares to Oconee Federal Charitable Foundation, a charitable foundation formed in connection with the conversion to support various charitable organizations operating in our community. As a result of the offering, as of June 30, 2011, Oconee Federal Financial Corp. had 6,348,000 shares outstanding and a market capitalization of approximately $76.4 million. Net proceeds from the offering were approximately $19.5 million.

        The executive offices of Oconee Federal Financial Corp. are located at 201 East North Second Street, Seneca, South Carolina 29678, and the telephone number is (864) 882-2765. Our website address is www.oconeefederal.com. Information on our website should not be considered a part of this annual report. Oconee Federal Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System, as successor to the Office of Thrift Supervision with respect to savings and loan holding companies.

        At June 30, 2011, we had total assets of $374.3 million, total deposits of $292.5 million and total equity of $80.2 million. We recorded net income of $2.3 million for the year ended June 30, 2011.

Oconee Federal Savings and Loan Association

        Oconee Federal Savings and Loan Association is a federally chartered savings and loan association headquartered in Seneca, South Carolina. Oconee Federal Savings and Loan Association was originally chartered by the State of South Carolina in 1924 as Seneca Building and Loan Association. In 1958, it changed its name to "Oconee Savings and Loan Association" and in 1991 it converted to a federal charter under the name "Oconee Federal Savings and Loan Association."

        Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans and, to a much lesser extent, non-residential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities and mortgage-backed securities and short-term deposits. We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of Atlanta. We conduct our business from our main office, our executive office annex and three branch offices. All of our offices are located in Oconee County, South Carolina. Our primary market area consists of Oconee County and the nearby communities and townships in adjacent counties in South Carolina.

        Oconee Federal Savings and Loan Association is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency, as successor to the Office of Thrift Supervision with respect to federally chartered savings and loan associations, and by the Federal Deposit Insurance Corporation. Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank system.

Oconee Federal, MHC

        Oconee Federal, MHC is a federally-chartered mutual holding company formed in January, 2011 to become the mutual holding company of Oconee Federal Financial Corp. in connection with the mutual-to-stock conversion of Oconee Federal Savings and Loan Association. As a mutual non-stock holding company, Oconee Federal, MHC has as its members all holders of deposit accounts at, and certain borrowers of, Oconee Federal Savings and Loan Association as of October 21, 1991. As a mutual holding company, Oconee Federal, MHC is required by law to own a majority of the voting stock of Oconee Federal Financial Corp. Oconee Federal, MHC is not currently, and at no time has been, an operating company.

Market Area

        We conduct business through our main office, our executive office annex and one branch office located in Seneca, South Carolina and one additional branch office located in each of Walhalla, South Carolina and Westminster, South Carolina. All five of our offices are located in Oconee County, which is located on the I-85 corridor between the Charlotte and Atlanta metropolitan areas, approximately 120 miles south of Charlotte and approximately 120 miles north of Atlanta. Our offices are also located approximately 40 miles south of Greenville, South Carolina, and 10 miles from Clemson, South Carolina.

        Our primary market area, which consists of Oconee County and the nearby communities and townships in adjacent counties in South Carolina, is mostly rural and suburban in nature. The Oconee County economy has historically been concentrated in manufacturing. Plant closings and layoffs in this sector in recent years have contributed to high unemployment in Oconee County. The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support. In addition, Oconee County and nearby counties are experiencing an increase in retiree populations.

        The largest employers in Oconee County are education and health services providers, public utilities and light manufacturing companies, including the Oconee County and Seneca City School Systems, Oconee Memorial Hospital, Duke Energy, an electric utility and provider of nuclear and hydroelectric energy, Schneider Electric-Square D, a manufacturer of electronic components, Itron, a manufacturer of electronic measuring devices and Covidien, a manufacturer of healthcare products. Other employers include the local government, retail trade and the leisure/hospitality industry. Many residents of Oconee County are employed in nearby Greenville, South Carolina, which has major employers such as BMW Motors, Inc. and Greenville Memorial Hospital, and in Pickens County, which has major employers such as Clemson University and the Pickens County school system. In addition, although we only accept deposits from existing customers and residents of Oconee County, we extend credit to residents of adjacent counties in order to take advantage of the additional lending market located in these areas.

        The local economy has been adversely affected by the recent recession. In particular, light manufacturing industries have experienced plant closings and layoffs. Oconee County's and South Carolina's respective June 2011 unemployment rates of 11.3% and 10.5% were above the comparable United States unemployment rate of 9.2 The 2009 median household income in Oconee County was $39,840 compared to median household income of $42,580 for South Carolina and $50,221 for the United States.

Competition

        Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of Oconee County and the relatively large number of institutions that maintain a presence in the county. Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks. We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2010, our market share of deposits represented 22.81% of FDIC-insured deposits in Oconee County.

Lending Activities

        The principal lending activity of Oconee Federal Savings and Loan Association is originating one- to four-family residential mortgage loans and, to a much lesser extent, home equity loans, non-residential mortgage loans, construction and land loans, and other loans. In recent years we have modestly expanded our non-residential mortgage loans in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. In addition, we may modestly increase our home equity loan portfolio.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At or For the Year Ended June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$249,064	93.16%	$250,390	93.81%	$232,106	93.66%	$230,260	94.37%	$225,424	95.29%
Multi-family	269	0.10	380	0.14	395	0.16	480	0.20	234	0.10
Home equity	466	0.17	510	0.19	892	0.36	1,239	0.51	458	0.19
Non-residential	9,399	3.52	9,456	3.54	8,353	3.37	5,751	2.36	3,045	1.29
Construction and land	7,156	2.68	5,158	1.94	4,867	1.97	5,116	2.09	6,304	2.66

Total real estate loans	266,354	99.63	265,894	99.62	246,613	99.52	242,846	99.53	235,465	99.53
Consumer and other loans	985	0.37	1,012	0.38	1,194	0.48	1,141	0.47	1,102	0.47

Total loans	$267,339	100.00%	$266,906	100.00%	$247,807	100.00%	$243,987	100.00%	$236,567	100.00%

Net deferred loan fees	(1,677)		(1,690)		(1,580)		(1,459)		(1,428)
Allowance for losses	(749)		(888)		(258)		(325)		(284)

Loans, net	$264,913		$264,328		$245,969		$242,203		$234,855

(1)
Includes $2.7 million and $3.1 million of loans secured by modular and manufactured homes as of June 30, 2011 and June 30, 2010, respectively.

        Contractual Maturities and Interest Rate Sensitivity.    The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One- to Four- Family	Multi-family	Home Equity	Non- residential	Construction and Land	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$39	$—	$1	$4	$—	$741	$785
More than one to two years	231	—	—	15	—	146	392
More than two to three years	407	—	—	49	—	11	467
More than three to five years	1,716	—	6	176	31	87	2,016
More than five to ten years	28,475	—	459	130	2,285	—	31,349
More than ten to fifteen years	30,144	—	—	282	549	—	30,975
More than fifteen years	188,052	269	—	8,743	4,291	—	201,355

Total	$249,064	$269	$466	$9,399	$7,156	$985	$267,339

        The following table summarizes our fixed-rate and adjustable-rate loans that are due after June 30, 2012.

Fixed-rate loans	$230,163	$—	$465	$9,395	$7,146	$244	$247,413
Adjustable-rate loans	18,862	269	—	—	10	—	19,141

Total	$249,025	$269	$465	$9,395	$7,156	$244	$266,554

        Loan Approval Procedures and Authority.    Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association's unimpaired capital and surplus (25% if the amount in excess of 15% is secured by "readily marketable collateral" or 30% for certain residential development loans). At June 30, 2011, based on the 15% limitation, Oconee Federal Savings and Loan Association's loans-to-one-borrower limit was approximately $12.0 million. On the same date, Oconee Federal Savings and Loan Association had no borrowers with outstanding balances in excess of this amount. At June 30, 2011, our largest loan relationship with one borrower was for approximately $3.5 million secured by a church building located in Seneca, South Carolina, and was performing in accordance with its terms on that date.

        Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower's ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

        Under our loan policy, the loan officer processing an application is responsible for ensuring proposals and approval of any extensions of credit are in compliance with internal policies and procedures and applicable laws and regulations, and for establishing and maintaining credit files and documentation sufficient to support the loan and to perfect any collateral position. The Loan Committee of the board of directors reviews all loan applications, and may override the risk analysis of loan officers.

        Our lending officers do not have individual lending authority. The Loan Committee has approval authority for loans up to $250 thousand. Real estate loans over $250 thousand must be approved by the Loan Committee and ratified by the board of directors. Our board of directors must approve all loans in excess of $500 thousand. To ensure adequate liquidity, under our loan policy, aggregate loans outstanding should not exceed our total deposits and advances from the Federal Home Loan Bank of Atlanta.

        Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

        One- to Four-Family Residential Real Estate Lending.    The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2011, $249.1 million, or 93.2% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. At that date, our average outstanding one- to four-family residential mortgage loan balance was $118 thousand and our largest outstanding residential loan had a principal balance of $1.2 million. At June 30, 2011, of our ten largest loans, five loans totaling $5.6 million were residential mortgages. Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.

        The terms of our mortgage loans are generally up to 30 years for traditional homes and up to 15 years for manufactured or modular homes. The terms of non-owner-occupied homes are generally up to 15 years for fixed-rate loans and up to 30 years for adjustable-rate loans. Due to consumer demand in the current low market interest rate environment, many of our recent originations are 15- to 30-year fixed-rate loans secured by one- to four-family residential real estate. Although we typically retain in our portfolio the loans we originate, we generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards. At June 30, 2011, we had in our portfolio $30.9 million of residential mortgage loans with original contractual maturities of 10 years or less, $30.1 million of residential mortgage loans with original contractual maturities between 10 and 15 years and $188.1 million of residential mortgage loans with original contractual maturities in excess of 15 years.

        In order to reduce the term to repricing of our loan portfolio, we also originate one-year adjustable-rate one- to four-family residential mortgage loans. Our current adjustable-rate mortgage loans have fixed rates for the first 12 months, and then carry interest rates that adjust annually at a rate based on the change, between closing of the loan and the adjustment date, of the Federal Home Loan Bank Board's published contract interest rate, which represents the national average rate for purchases of previously occupied homes. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by us generally provide for a 100 basis point annual interest rate change cap, a lifetime cap of 500 basis points over the initial rate and a lifetime floor of 200 basis points under the initial rate.

        Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. At June 30, 2011, $18.9 million, or 7.7%, of our one- to four-family residential loans, had adjustable rates of interest. During the year ended June 30, 2011, we originated 10 one-to-four family residential loans totaling $617 thousand with adjustable rates of interest.

        We evaluate both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to four-family residential mortgage loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one- to four-family residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage.

        We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for traditional owner-occupied homes. For traditional homes, we may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral. We may make exceptions for special loan programs that we offer. For example, we currently offer mortgages of up to $95 thousand with loan-to-value ratios of up to 95% to low- to moderate-income borrowers solely for the purchase of their primary residence. We also originate residential mortgage loans for non-owner-occupied homes with loan-to-value ratios of up to 80%.

        We also originate residential mortgage loans with loan-to-value ratios of up to 75% for manufactured or modular homes. We require lower loan-to-value ratios for manufactured and modular homes because such homes tend to depreciate over time. Manufactured or modular homes must be permanently affixed to a lot to make them more difficult to move without our permission. Such homes must be "de-titled" by the State of South Carolina so that they are taxed and must be transferred as residential homes rather than vehicles. We also obtain a mortgage on the real estate to which such homes are affixed. At June 30, 2011, the balance of loans secured by manufactured or modular homes was $2.7 million, representing 1.1% of our one- to four-family residential loans and 1.0% of our total loans.

        At June 30, 2011, we had $1.9 million of one- to four-family residential mortgage loans that were 60 days or more delinquent.

        Non-Residential Real Estate Lending.    Our non-residential real estate loans are secured primarily by churches and, to a much lesser extent, office buildings, and retail and mixed-use properties located in our primary market area. We believe that focusing on loans to churches enables us to maintain our status as a community-oriented institution, and build our customer base as congregation members become familiar with us. At June 30, 2011, we had $9.4 million in non-residential real estate loans, representing 3.5% of our total loan portfolio.

        The non-residential real estate loans that we originate generally have maximum terms of 5 years with amortization periods of 30 years. For loans secured by church property, our loans generally have maximum terms of 20 years with amortization periods of up to 20 years. The maximum loan-to-value ratio of our non-residential real estate loans is generally 75%. At June 30, 2011, our average outstanding non-residential mortgage loan balance was $336 thousand, and our largest non-residential real estate loan totaled $3.5 million. This loan is secured by a mortgage on a church building in Seneca, South Carolina, and, at June 30, 2011, this loan was performing in accordance with its terms. At June 30, 2011, of our ten largest loans, 2 loans totaling $5.1 million were non-residential real estate loans.

        Set forth below is information regarding our non-residential real estate loans at June 30, 2011.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)
Church	19	$9,047
Other Non-Residential	9	352

Total	28	$9,399

        We consider a number of factors in originating non-residential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, cash flows, the applicable business plan, the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). For church loans, we also consider the length of time the church has been in existence, the size and financial strength of the denomination with which it is affiliated, attendance figures and growth projections and current and pro forma operating budgets. The collateral underlying all non-residential real estate loans is appraised by outside independent appraisers approved by our board of directors. Personal guarantees may be obtained from the principals of non-residential real estate borrowers and, in the case of church loans, guarantees from the applicable denomination may be obtained.

        Loans secured by non-residential real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Non-residential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. In addition, because a church's financial stability often depends on donations from congregation members, some of whom may not reside in our market area, rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar. In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other non-residential real estate. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At June 30, 2011, all of our non-residential real estate loans were performing in accordance with their terms.

        Construction Lending.    We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of eight months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have rates and terms comparable to one- to four-family residential mortgage loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

        We also make interim construction loans for non-residential properties. In addition, we occasionally make loans for the construction of homes "on speculation," but we generally permit a borrower to have only one such loan at a time. These loans generally have a maximum term of eight months, and upon completion of construction convert to conventional amortizing non-residential real estate loans. These construction loans have rates and terms comparable to permanent loans secured by property of the type being constructed that we originate. The maximum loan-to-value ratio of these construction loans is 80%.

        Finally, we make loans secured by land to complement our construction and non-residential lending activities. These loans have terms of up to 10 years, and maximum loan-to-value ratios of 90% for improved lots and 65% for unimproved land.

	Number of Loans	Loans in Process	Net Principal Balance	Non- Performing
	(Dollars in thousands)
One- to four-family construction	33	$7,599	$4,291	$—
Non-residential construction	—	—	—	—
Residential land	27	—	2,865	—

Total construction and land loans	60	$7,599	$7,156	$—

        At June 30, 2011, our largest outstanding residential construction loan was for $1.6 million, of which $541 thousand was outstanding. This loan was performing according to its terms at June 30, 2011. At June 30, 2011, all of our construction loans were performing in accordance with their terms.

        The application process for a construction loan includes a submission to Oconee Federal Savings and Loan Association of accurate plans, specifications and costs of the project to be constructed or developed, a copy of the deed or plat survey of the real estate involved in the loan and an appraisal of the proposed collateral for the loan. Our construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed or certified appraisers inspect the progress of the construction of the dwelling before disbursements are made.

        To the extent our construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions and the concentration of credit with a limited number of borrowers. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage.

        Home Equity Lending.    We originate fixed-rate home equity loans secured by a lien on the borrower's primary residence, but only where we hold the first mortgage on the property. Our home equity loans are limited to an 80% loan-to-value ratio (including all prior liens), and have terms of up to 10 years with 10-year amortization periods. We use the same underwriting standards for home equity loans as we use for one- to four-family residential mortgage loans. Although we do not currently offer home equity lines of credit, we may offer lines of credit in the future. We expect that any lines of credit that we issue will be originated and underwritten using the same standards that we use for home equity loans and residential mortgage loans. At June 30, 2011, we had $466 thousand of home equity loans outstanding, representing 0.17% of our total loan portfolio.

        Consumer Lending.    We offer installment loans for various consumer purposes, including the purchase of automobiles, boats, appliances and recreational vehicles, and for other legitimate personal purposes. The maximum terms of consumer loans is 18 months for unsecured loans, 12 months for loans secured by marketable securities and 18-60 months for loans secured by a vehicle, depending on the age of the vehicle.

        To date, our consumer lending apart from home equity loans has been quite limited. We generally only extend consumer loans to existing customers or their immediate family members, and these loans generally have relatively low limits. At June 30, 2011, we had $985 thousand of consumer loans outstanding, representing 0.37% of our total loan portfolio. Of these loans, $944 thousand were secured by deposits at Oconee Federal Savings and Loan Association.

        Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2011, all of our consumer loans were performing in accordance with their terms.

Originations, Purchases and Sales of Loans

        Lending activities are conducted solely by our salaried personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both fixed-rate and adjustable-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our salaried loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

        We currently do not purchase whole loans or interests in loans from third parties or sell any of the loans that we originate into the secondary market. However, we may in the future elect to do so, depending on market conditions, in order to supplement our loan production or diversify our risk.

        The following table shows our loan origination and principal repayment activity for loans originated for our portfolios during the periods indicated:

	Years Ended June 30,
	2011	2010
	(In thousands)
Total loans at beginning of period	$266,906	$247,807
Loans originated:
Real estate loans:
One- to four-family	30,674	38,823
Multi-family	—	—
Home equity	21	90
Non-residential	184	744
Construction and land	21,329	21,251

Total real estate loans	52,208	60,908
Consumer and other loans	271	652

Total loans originated	52,479	61,560
Deduct:
Principal repayments	(49,499)	(41,140)
Transfers to real estate owned	(2,547)	(1,321)

Net loan activity	433	19,099

Total loans at end of period	$267,339	$266,906

Delinquencies and Non-Performing Assets

        Delinquency Procedures.    When a loan payment becomes 20 days past due, we contact the customer by mailing a late notice. If a loan payment becomes 30 days past due, we mail a "right to cure" letter to the borrower and any co-makers and endorsers. If a loan payment becomes 90 days past due (or a borrower misses three consecutive payments, whichever occurs first), we send a demand letter and generally cease accruing interest. It is our policy to institute legal procedures for collection or foreclosure when a loan becomes 90 days past due, unless management determines that it is in the best interest of Oconee Federal Savings and Loan Association to work further with the borrower to arrange a workout plan. It is our policy to not accept deeds in lieu of foreclosure.

        When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

        Delinquent Loans.    The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2011			2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(Dollars in thousands)
Real estate loans:
One- to four-family	$3,741	$325	$1,567	$3,559	$1,150	$3,978
Multi-family	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction and land	54	—	—	—	—	—

Total real estate loans	3,795	325	1,567	3,559	1,150	3,978
Consumer and other loans	—	—	—	5	—	—

Total	$3,795	$325	$1,567	$3,564	$1,150	$3,978

        The decrease in one- to four-family real estate loan delinquencies at June 30, 2011, compared to June 30, 2010 is the result of several factors. First, although economic conditions in Oconee County have stabilized somewhat, the unemployment rate in Oconee County continues to exceed the unemployment rates of the State of South Carolina and the United States. The current economic conditions have also resulted in reduced income growth in Oconee County. Both unemployment and reduced income growth contribute to borrowers' inability to make timely payments on loans. In addition, the value of property used as collateral on one- to four-family real estate loans continued to decline or remained depressed, which eliminates alternatives for borrowers, including refinancing or the ability to sell the property used as collateral in order to repay the loan. These factors are the primary reasons for the slight increase in 30-59 days past due loans. In addition, although we have continued to be flexible in initiating foreclosure proceedings with borrowers who are delinquent but from whom we are collecting payments in amounts that will allow the loan to become current within a reasonable time, we have pursued foreclosure with respect to an increased number of 60-89 days past due and 90+ days past due loans, resulting in a significant decrease in those categories of loans as well as an increase in real estate owned.

        Classified Assets.    Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as "special mention" by our management.

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

        In connection with the filing of our periodic reports our regulators and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

        On the basis of this review of our assets, our classified or special mention assets at the dates indicated were as set forth below. Special mention and substandard assets are presented gross of allowance, and doubtful assets are presented net of allowance.

	At June 30,
	2011	2010
	(Dollars in thousands)
Special mention assets	$12	$1,414
Substandard assets	1,996	3,298
Doubtful assets(1)	2,254	751
Loss assets	—	—

Total classified assets	$4,262	$5,463

(1)
Consists solely of real estate owned.

        The decrease in loans classified as special mention or substandard from June 30, 2010 to 2011 was due to an increase in real estate owned resulting from increased loan foreclosures.

        Non-Performing Assets.    We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualifies for return to accrual. Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. Loans are moved to non-accrual status in accordance with our policy, which is typically after 90 days of non-payment.

        The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$1,567	$3,214	$1,286	$1,037	$528
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	211	—	—
Construction and land	—	—	—	—	—

Total real estate loans	1,567	3,214	1,497	1,037	528
Consumer and other loans	—	—	—	—	—
Total nonaccrual loans	$1,567	$3,214	$1,497	$1,037	$528

Accruing loans past due 90 days or more Real estate loans:
One- to four-family	$—	$764	$452	$238	$123
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	7
Construction and land	—	—	—	—	—

Total real estate loans	—	764	452	238	130
Consumer and other loans	—	—	—	—	—
Total accruing loans past due 90 days or more	—	764	452	238	130

Total of nonaccrual and 90 days or more past due loans	$1,567	$3,978	$1,949	$1,275	$658

Real estate owned
One- to four-family	$2,254	$751	$100	$58	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Other	—	—	—	—	—
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	$3,821	$4,729	$2,049	$1,333	$658

Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$3,821	$4,729	$2,049	$1,333	$658

Total nonperforming loans to total loans	0.59%	1.49%	0.79%	0.52%	0.28%
Total nonperforming assets to total assets	1.02%	1.42%	0.66%	0.43%	0.22%
Total nonperforming assets to loans and real estate owned	1.42%	1.77%	0.83%	0.55%	0.28%

        All nonperforming loans in the table above were classified as substandard. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

        Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $62 thousand for the year ended June 30, 2011. Interest of $49 thousand was recognized on these loans and is included in net income for the year ended June 30, 2011.

Allowance for Loan Losses

        Analysis and Determination of the Allowance for Loan Losses.    Our allowance for loan losses is the amount considered necessary to reflect probable losses inherent in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

        Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (a) specific allowances for identified problem loans; and (b) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

        Specific Allowances for Identified Problem Loans.    We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors in identifying a specific problem loan include:

  •
  the strength of the customer's personal or business cash flows;

  •
  the availability of other sources of repayment;

  •
  the amount due or past due;

  •
  the type and value of collateral;

  •
  the strength of our collateral position;

  •
  the estimated cost to sell the collateral; and

  •
  the borrower's effort to cure the delinquency.

In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

        General Valuation Allowance on Certain Identified Problem Loans.    Although our policy allows for a general valuation allowance on certain smaller balance, homogenous pools of loans classified as substandard, we have historically evaluated every nonperforming loan, regardless of size, for impairment in establishing a specific allowance.

        General Valuation Allowance on the Remainder of the Loan Portfolio.    We establish a general allowance for loans that are not otherwise specifically identified as impaired to recognize the probable incurred losses within our portfolio, but which, unlike specific allowances, has not been allocated to particular problem loans. In estimating this portion of the allowance, we apply loss factors to each category of loan. We estimate our loss factors taking into consideration both quantitative and qualitative aspects that would affect our estimation of probable incurred losses. These aspects include, but are not limited to historical charge-offs; loan delinquencies and foreclosure trends; current economic trends and demographic data within Oconee County and the surrounding areas, such as unemployment rates and population trends; current trends in real estate values within the Oconee County market area; charge-off trends of other comparable institutions; the results of any internal loan reviews; loan to value ratios; our historically conservative credit risk policy; the strength of our underwriting and ongoing credit monitoring function; and other relevant factors.

        We evaluate our loss factors quarterly to ensure their relevance in the current real estate and economic environment, and we review the allowance for loan losses (as a percentage of total loans) maintained by the us relative to other thrift institutions within our peer group, taking into consideration the other institutions' delinquency trends, charge-offs, nonperforming loans, and portfolio composition as a basis for validation for the adequacy of our overall allowance for loan loss.

        We experienced a substantial increase in charge-offs and in real estate owned during the year ended June 30, 2011 compared to the year ended June 30, 2010, primarily as a result of an increase in foreclosure proceedings with respect to loans 60-89 days past due and 90+ days past due. The increase in foreclosure proceedings resulted in a decrease in non-performing loans. As a result, our allowance to non-performing loans increased from 22.32% at June 30, 2010 to 47.80% at June 30, 2011. Because of these factors, during the year ended June 30, 2011, we increased our allowance for loan losses by $135 thousand, almost all of which was allocated to one- to four-family mortgage loans, as compared to an increase of $758 thousand during the year ended June 30, 2010. During the year ended June 30, 2010, management determined that a significant increase in our allowance for loan losses was appropriate because, at that time, we had experienced significant increases in non-performing loans during 2008 and 2009. In addition, as an integral part of their examination process, the OCC, will periodically review our allowance for loan losses. The OCC may require that we recognize additions to the allowance based on its judgments of information available to them at the time of their examination.

        Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$888	$258	$325	$284	$282
Provision for loan losses	135	758	(27)	100	7
Charge offs:
Real estate loans
One- to four-family	(268)	(128)	(36)	(59)	(6)
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Consumer and other loans	(6)	—	(4)	—	(2)

Total charge-offs	(274)	(128)	(40)	(59)	(8)
Recoveries:
Real estate loans
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Consumer and other loans	—	—	—	—	3
Total recoveries	—	—	—	—	3

Net (charge-offs) recoveries	$(274)	$(128)	$(40)	$(59)	$(5)

Allowance at end of period	$749	$888	$258	$325	$284

Allowance to nonperforming loans	47.80%	22.32%	13.24%	25.49%	43.16%
Allowance to total loans outstanding at the end of the period	0.28	0.33	0.10	0.13	0.12
Net (charge-offs) recoveries to average loans outstanding during the period	0.10	0.05	0.02	0.02	0.00

        Allocation of Allowance for Loan Losses.    The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2011			2010			2009			2008			2007
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$646	86.25%	93.16%	$785	88.40%	93.81%	$215	83.33%	93.66%	$277	85.23%	94.37%	$240	84.51%	95.29%
Multi-family	4	0.53	0.10	6	0.68	0.14	3	1.16	0.16	4	1.23	0.20	2	0.70	0.10
Home equity	1	0.13	0.17	1	0.11	0.19	—	—	0.36	—	—	0.51	—	—	0.19
Non-residential	57	7.61	3.52	57	6.42	3.54	28	10.85	3.37	31	9.54	2.36	24	8.45	1.29
Construction and land	38	5.08	2.68	35	3.94	1.94	7	2.72	1.97	8	2.46	2.09	12	4.23	2.66

Total real estate loans	746	99.60	99.63	884	99.55	99.62	253	98.06	99.52	320	98.46	99.53	278	97.89	99.53
Consumer and other loans	3	0.40	0.37	4	0.45	0.38	5	1.94	0.48	5	1.54	0.47	6	2.11	0.47
Unallocated	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$749	100.00%	100.00%	$888	100.00%	100.00%	$258	100.00%	100.00%	$325	100.00%	100.00%	$284	100.00%	100.00%

        At June 30, 2011, our allowance for loan losses represented 0.28% of total loans and 47.8% of nonperforming loans. The allowance for loan losses decreased to $749 thousand at June 30, 2011 from $888 thousand at June 30, 2010, due to a decrease in our provision for loan losses of $623 for the year ended June 30, 2011, which was primarily due to a decrease in nonperforming loans.

        Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

        General.    The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help manage our interest rate risk, and to generate a return on idle funds within the context of our interest rate and credit risk objectives.

        Our board of directors approved and adopted our investment policy. The investment policy is reviewed annually by our board of directors and any changes to the policy are subject to the approval of our board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our Investment Committee. All investment transactions are reviewed at regularly scheduled monthly meetings of our board of directors.

        Our current investment policy permits investments in securities issued by the United States government and its agencies or government sponsored enterprises. We also may invest in mortgage-backed securities and mutual funds that invest in mortgage-backed securities. Our investment policy also permits, with certain limitations, investments in bank-owned life insurance, collateralized mortgage obligations, asset-backed securities, real estate mortgage investment conduits, South Carolina revenue bonds and municipal securities. While equity investments are generally not authorized by our investment policy, such investments are permitted on a case-by-case basis provided such investments are pre-authorized by action of our board of directors.

        At June 30, 2011, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

        Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of June 30, 2011, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. At June 30, 2011, none of the collateral underlying our securities portfolio was considered subprime or Alt-A.

        Current accounting principles require that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of our available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The fair values of our securities are based on published or securities dealers' market values. At June 30, 2011, the amortized cost of our securities classified as available for sale and held to maturity was $30.4 and $9.0 million, respectively. The fair value of the securities classified as available for sale was $30.6, and the fair value of the securities classified as held to maturity was $9.5 million.

        U.S. Government and Federal Agency Obligations.    We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

        Mortgage-Backed Securities.    At June 30, 2011, our mortgage-backed securities portfolio totaled $9.0 million, all of which were classified as held to maturity. The fair value of these securities was $9.5 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as "pass-through" certificates because the principal and interest of the underlying loans is "passed through" to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Oconee Federal Savings and Loan Association. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

        Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. Also, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

        All of our mortgage-backed securities are issued by government agencies or government-sponsored entities.

        Restricted Equity Securities.    We invest in the common stock of the Federal Home Loan Bank of Atlanta. The common stock is carried at cost and classified as restricted equity securities. We periodically evaluate these shares of common stock for impairment based on ultimate recovery of par value.

        Bank-Owned Life Insurance.    We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2011, we had invested $369 thousand in bank-owned life insurance.

        Securities Portfolio Composition.    The following table sets forth the composition of our securities portfolio at the dates indicated.

	At June 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
FHLMC—Common stock	$24	$28	$33	$33	$50	$50
U.S. Government agencies	30,387	30,603	—	—	—	—

Total available for sale	$30,411	$30,631	$33	$33	$50	$50

Securities held to maturity:
FHLMC mortgage-backed securities	384	411	545	587	744	781
GNMA mortgage-backed securities	8,651	9,062	11,572	12,015	8,170	8,242

Total held to maturity	$9,035	$9,473	$12,117	$12,602	$8,914	$9,023

Total	$39,446	$40,104	$12,150	$12,635	$8,964	$9,073

        Securities Portfolio Maturities and Yields.    The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2011. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2011 was 2.95 years.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies	$1,001	0.26%	$29,386	0.71%	$—	0.00%	$—	0.00%	$30,387	0.70%
FHLMC—Common stock	—	—	—	—	—	—	24	0.48	24	0.48

Total available for sale	1,001	0.26%	29,386	0.71%	—	0.00%	24	0.48%	30,411	0.70%
Securities held to maturity:
FHLMC mortgage-backed securities	$—	0.00%	$—	0.00%	$—	0.00%	$384	5.70%	$384	5.70%
GNMA mortgage-backed securities	—	—	—	—	—	—	8,651	3.97	8,651	3.97

Total held to maturity	—	0.00%	—	0.00%	—	0.00%	9,035	4.04%	9,035	4.04%

Total	$1,001	0.26%	$29,386	0.71%	$—	0.00%	$9,059	4.03%	$39,446	1.46%

Sources of Funds

        General.    Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also may use borrowings, primarily Federal Home Loan Bank of Atlanta advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

        Deposits.    Our deposits are solely from residents of Oconee County, South Carolina and from persons outside Oconee County with whom we have an existing banking relationship. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and individual retirement accounts (IRAs). Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not accept brokered deposits, although we have the authority to do so. We very rarely accept certificates of deposit in excess of $250 thousand or other deposits in excess of applicable FDIC insurance coverage, which is currently $250 thousand per depositor.

        Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Oconee Federal Savings and Loan Association in the community to attract and retain deposits. We recently implemented a fully functional electronic banking platform, including on-line bill pay, as a service to our deposit customers.

        The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products.

        The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits	$18,771	6.42%	$15,399	5.65%	$16,661	6.59%
Money market deposits	10,107	3.45	9,338	3.43	6,689	2.65
Regular savings and other deposits	34,044	11.64	32,194	11.81	29,679	11.74
Certificates of deposit—IRA	61,937	21.18	59,388	21.78	54,984	21.75
Certificates of deposit—other	167,610	57.31	156,287	57.33	144,738	57.27

Total	$292,469	100%	$272,606	100%	$252,750	100%

        As of June 30, 2011, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100 thousand was approximately $72.3 million. The following table sets forth the maturity of these certificates of deposit as of June 30, 2011.

June 30, 2011 Certificates of Deposit
(Dollars in thousands)
Maturity Period:
Three months or less	$15,249
Over three through six months	13,423
Over six through twelve months	27,373
Over twelve months	16,234

Total	$72,279

        The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At June 30,
	2011	2010	2009
	(In thousands)
Interest Rate:
Less than 2%	$140,973	$14,591	$2,952
2.00% - 2.99%	87,667	179,827	80,445
3.00% - 3.99%	818	19,612	98,579
4.00% - 4.99%	89	1,645	17,726
5.00% - 5.99%	—	—	20

Total	$229,547	$215,675	$199,722

        The following table sets forth the amount and maturities of our time deposits at June 30, 2011.

	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 2%	$98,989	$40,108	$1,876	$—	$140,973	61.41%
2.00% - 2.99%	15,291	61,533	7,815	3,028	87,667	38.19
3.00% - 3.99%	—	—	548	270	818	0.36
4.00% - 4.99%	—	—		89	89	0.04
5.00% - 5.99%	—	—	—	—	—	—

Total	$114,280	$101,641	$10,239	$3,387	$229,547	100%

        Borrowings.    We may obtain advances from the Federal Home Loan Bank of Atlanta by pledging as security our capital stock in the Federal Home Loan Bank of Atlanta and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

        We had no borrowings from the Federal Home Loan Bank of Atlanta at June 30, 2011 or June 30, 2010. At June 30, 2011, we had access to Federal Home Loan Bank of Atlanta advances of up to $41.4 million. It is possible that we may use Federal Home Loan Bank of Atlanta advances or other short-term borrowings to fund loan demand or to purchase securities in the future.

Subsidiary and Other Activities

        Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.

Personnel

        As of June 30, 2011, we had 44 full-time employees and no part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Expense and Tax Allocation

        Oconee Federal Savings and Loan Association has entered into an agreement with Oconee Federal Financial Corp. and Oconee Federal, MHC to provide them with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Oconee Federal Savings and Loan Association and Oconee Federal Financial Corp. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Federal Taxation

        General.    Oconee Federal Financial Corp. and Oconee Federal Savings and Loan Association are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Oconee Federal Financial Corp.'s and Oconee Federal Savings and Loan Association's tax returns are not currently under audit, and have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Oconee Federal Financial Corp. or Oconee Federal Savings and Loan Association.

        Method of Accounting.    For federal income tax purposes, Oconee Federal Savings and Loan Association currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal income tax returns.

        Bad Debt Reserves.    Prior to the Small Business Protection Act of 1996 (the "1996 Act"), Oconee Federal Savings and Loan Association and similar savings institutions were permitted to establish reserves for bad debts and to make annual additions to the reserve using several methods. For taxable years beginning after 1995, savings institutions are permitted to compute their bad debt deductions only to the same extent that banks are permitted. Accordingly, "small" savings institutions with less than $500 million in assets may maintain a reserve using the experience method, and "large" savings institutions with more than $500 million in assets are required to use the specific charge-off method. Oconee Federal Savings and Loan Association currently has less than $500 million in assets and uses the experience method to determine its annual additions to its tax bad debt reserves. Under the experience method, a savings institution is allowed a deduction for amounts that it adds to its bad debt reserve in accordance with Internal Revenue Code Section 585. Instead of taking a direct deduction when a debt becomes worthless, the savings institution charges off the debt against its reserve. The determination of whether and when a debt becomes worthless is made in the same manner as under the specific charge-off method. The savings institution calculates its addition to its bad debt reserve at the end of each year.

        These additions are, within specified formula limits, deducted in arriving at taxable income. Pursuant to the 1996 Act, Oconee Federal Savings and Loan Association was required to recapture into taxable income a portion of its bad debt reserve. Savings institutions were required to recapture any reserves in excess of the amounts allowed except for reserves established after the end of the base year. For Oconee Federal Savings and Loan Association, the reserve balance as of June 30, 1987 is preserved and is referred to as the base year reserve. The experience method authorizes a savings institution to add to its reserve at least the amount required to maintain the reserve balance as it existed at the end of its base year, even if this addition causes the reserve to exceed the permissible level computed using the experience method alone.

        Taxable Distributions and Recapture.    Prior to the 1996 Act, federal tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the thrift institution failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules.

        At June 30, 2011, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

        Alternative Minimum Tax.    The Internal Revenue Code of 1986, as amended imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Oconee Federal Financial Corp. and Oconee Federal Savings and Loan Association have not been subject to the AMT and have no such amounts available as credits for carryover.

        Net Operating Loss Carryovers.    A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2011, Oconee Federal Savings and Loan Association had no net operating loss carryforwards for federal and state income tax purposes.

        Corporate Dividends-Received Deduction.    Oconee Federal Financial Corp. may exclude from its income 100% of dividends received from Oconee Federal Savings and Loan Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 80% in the case of dividends received from 20%-or-more-owned domestic corporations and 70% in the case of dividends received from less-than-20%-owned domestic corporations.

State and Local Taxation

        South Carolina State Taxation.    Oconee Federal Financial Corp. and Oconee Federal Savings and Loan Association are required to file South Carolina income tax returns and pay tax at a stated tax rate of 5% and 6%, respectively, of South Carolina taxable income. For these purposes, South Carolina taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations, state income tax deductions, and adjustments for bonus depreciation deductions.

 SUPERVISION AND REGULATION

General

        As savings and loan holding companies, Oconee Federal, MHC and Oconee Federal Financial Corp. were required by federal law to report to, and otherwise comply with, the rules and regulations of, the Office of Thrift Supervision (the "OTS") for the fiscal year ended June 30, 2011. As a result of the Dodd-Frank Act, the powers and duties of the OTS with respect to savings and loan and mutual holding companies have been transferred to the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), effective July 21, 2011. Accordingly, we are now subject to the rules and regulations, as well as supervision, of the Federal Reserve Board.

        Oconee Federal Savings and Loan Association was examined, regulated and supervised by the OTS for the fiscal year ended June 30, 2011. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the powers and duties of the OTS with respect to federal savings associations have been transferred to the Office of the Comptroller of the Currency (the "OCC"), effective July 21, 2011. In addition, Oconee Federal Savings and Loan Association is subject to examination by the Federal Deposit Insurance Corporation (the "FDIC"). This regulation and supervision structure establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance fund, the banking system and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Oconee Federal Savings and Loan Association also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Oconee Federal Savings and Loan Association also is currently regulated to a lesser extent by the Federal Reserve Board with respect to reserves to be maintained against deposits and other matters. The OTS previously examined Oconee Federal Savings and Loan Association and prepared reports for the consideration of its board of directors on any operating deficiencies. These examinations and reports will now be performed by the OCC. Oconee Federal Savings and Loan Association's relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Oconee Federal Savings and Loan Association's mortgage documents.

        The transfer of the powers and duties of the OTS to the Federal Reserve Board and the OCC pursuant to the Dodd-Frank Act and the extensive new regulations implementing the Act will significantly affect our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the OCC or the Federal Reserve Board, could have a material adverse impact on Oconee Federal, MHC, Oconee Federal Financial Corp. and Oconee Federal Savings and Loan Association.

        Set forth below is a brief description of certain regulatory requirements applicable to Oconee Federal, MHC, Oconee Federal Financial Corp. and Oconee Federal Savings and Loan Association. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Oconee Federal Financial Corp. and Oconee Federal Savings and Loan Association.

New Federal Legislation

        As discussed above, the Dodd-Frank Act has, and will continue to, significantly change the bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our current primary federal regulator, the OTS, and requires Oconee Federal Savings and Loan Association to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including mutual holding companies, like Oconee Federal Financial Corp. and Oconee Federal, MHC, in addition to bank holding companies that it currently regulates. Oconee Federal, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Oconee Federal Financial Corp., and there is no assurance that the Federal Reserve Board will approve future dividend waivers, permit dividend waivers without imposing conditions on such waivers or otherwise adhere to the OTS's policy on dividend waivers by mutual holding companies. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

        The Dodd-Frank Act also created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Bureau of Consumer Financial Protection has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Oconee Federal Savings and Loan Association, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

        The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. The legislation also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on the amount of the institutions deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250 thousand per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation requires originators of securitized loans to retain a percentage of the risk related to transferred loans, establishes regulatory rate-setting for certain debit card interchange fees, and contains reforms on mortgage originations. The Dodd-Frank Act will also increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

        Many of the provisions of the Dodd-Frank Act have delayed effective dates or require various federal agencies to promulgate regulations over the next several years. It is therefore difficult to predict at this time what impact the Dodd-Frank Act will have on community-based institutions like Oconee

Financial Savings and Loan Association. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Bureau of Consumer Financial Protection and mutual holding company dividend waivers, may increase our operating and compliance costs and restrict our ability to pay dividends.

Federal Banking Regulation

        Business Activities.    A federal savings and loan association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the federal regulations thereunder. Under these laws and regulations, Oconee Federal Savings and Loan Association may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Oconee Federal Savings and Loan Association also may establish subsidiaries that may engage in certain activities not otherwise permissible for Oconee Federal Savings and Loan Association, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorizes banks and savings and loan associations to pay interest on business checking accounts.

        Capital Requirements.    Federal regulations require savings and loan associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard. At June 30, 2011, Oconee Federal Savings and Loan Association's capital exceeded all applicable requirements.

        The risk-based capital standard for savings and loan associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulators, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings and loan association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings and loan association. In assessing capital adequacy, the regulators consider not only ratios, but also qualitative factors. The regulators have the authority to establish individual minimum capital requirements on a case-by-case basis.

        Loans-to-One Borrower.    Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2010, Oconee Federal Savings and Loan Association's largest lending relationship with a single or related group of borrowers totaled $3.9 million, which represented 6.6% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.

        Qualified Thrift Lender Test.    As a federal savings and loan association, Oconee Federal Savings and Loan Association is subject to a qualified thrift lender, or "QTL" test. Under the QTL test, Oconee Federal Savings and Loan Association must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings and loan association's business.

        "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. Oconee Federal Savings and Loan Association also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code.

        A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners' Loan Act. In addition, the Dodd-Frank Act made non-compliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2011, Oconee Federal Savings and Loan Association maintained approximately 94.83% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

        Capital Distributions.    Federal regulations govern capital distributions by a federal savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association's capital account. A savings and loan association must file an application for approval of a capital distribution if:

  •
  the total capital distributions for the applicable calendar year exceed the sum of the association's net income for that year to date plus the association's retained net income for the preceding two years;

  •
  the association would not be at least adequately capitalized following the distribution;

  •
  the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

  •
  the association is not eligible for expedited treatment of its application or notice filings.

        Even if an application is not otherwise required, every savings and loan association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before our board of directors declares a dividend or approves a capital distribution.

        A notice or application for a capital distribution may be disapproved if:

  •
  the association would be undercapitalized following the distribution;

  •
  the proposed capital distribution raises safety and soundness concerns; or

  •
  the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

        In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

        Liquidity.    A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater. At June 30, 2010, this ratio was 18.29%. We anticipate that we will maintain higher liquidity levels following the completion of the offering.

        Community Reinvestment Act and Fair Lending Laws.    All federal savings and loan associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. An association's record of compliance with the Community Reinvestment Act is assessed in regulatory examinations. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by regulators and the Department of Justice. Oconee Federal Savings and Loan Association received a "satisfactory" Community Reinvestment Act rating in its most recent federal examination.

        Transactions with Related Parties.    A federal savings and loan association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. The term "affiliate" for these purposes generally means any company that controls, is controlled by, or is under common control with an insured depository institution such as Oconee Federal Savings and Loan Association. Oconee Federal Financial Corp. and Oconee Federal, MHC are affiliates of Oconee Federal Savings and Loan Association. In general, transactions with affiliates must be on terms that are as favorable to the savings and loan association as comparable transactions with non-affiliates. In this regard, transaction between an insured depository institution and its affiliate are limited to 10% of the institution's unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings and loan association. In addition, savings and loan associations are prohibited from lending to any affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Transactions with affiliates also must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings and loan associations are required to maintain detailed records of all transactions with affiliates.

        Oconee Federal Savings and Loan Association's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, those provisions require that extensions of credit to insiders:

  •
  be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features (subject to certain exemptions for lending programs that are available to all employees); and

  •
  not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Oconee Federal Savings and Loan Association's capital.

In addition, Oconee Federal Savings and Loan Association's board of directors must approve extensions of credit in excess of certain limits.

        Enforcement.    The OTS presumably had primary enforcement responsibility over federal savings and loan associations, including the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. The OTS's enforcement authority as to federal savings and loan associations has been transferred to the OCC. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the primary federal regulator that enforcement action be taken with respect to a particular savings institution. If the regulator does not take action, the FDIC has authority to take action under specified circumstances.

        Standards for Safety and Soundness.    Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan.

        Prompt Corrective Action Regulations.    Under the prompt corrective action regulations, the regulators are authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings and loan associations. For this purpose, a savings and loan association is placed in one of the following five categories based on the association's capital:

  •
  well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

  •
  adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

  •
  undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

  •
  significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

  •
  critically undercapitalized (less than 2% tangible capital).

        Generally, a receiver or conservator for a savings and loan association that is "critically undercapitalized" must be appointed within specific time frames. The regulations also provide that a capital restoration plan must be filed within 45 days of the date a savings and loan association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Any holding company for the savings and loan association required to submit a capital restoration plan must guarantee the lesser of (i) an amount equal to 5% of the association's assets at the time it was notified or deemed to be undercapitalized by regulator, or (ii) the amount necessary to restore the savings and loan association to adequately capitalized status. This guarantee remains in place until the association is notified that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Additional measures with respect to undercapitalized institutions include a prohibition on capital distributions, growth limits and restrictions on activities. A number of discretionary supervisory actions may also be taken against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At June 30, 2011, Oconee Federal Savings and Loan Association met the criteria for being considered "well-capitalized."

        Insurance of Deposit Accounts.    Deposit accounts in Oconee Federal Savings and Loan Association are insured by the FDIC's Deposit Insurance Fund, generally up to a maximum of $250 thousand per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The Dodd-Frank Act also extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.

        Under the FDIC's risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors. An institution's assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. Until recently, assessment rates ranged from seven to 77.5 basis points of assessable deposits.

        On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to non-deposit funding.

        As part of its plan to restore the Deposit Insurance Fund in the wake of a large number of bank failures following the recent financial crisis, the FDIC imposed a special assessment of five basis points for the second quarter of 2009. In addition, the FDIC required all insured institutions to prepay their quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. In calculating the required prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a three basis point increase in assessment rates effective January 1, 2011. Oconee Federal Savings and Loan Association's pre-payment of $880 thousand was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years as it is applied to its actual deposit insurance assessments.

        The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

        A material increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Oconee Federal Savings and Loan Association. Management cannot predict what insurance assessment rates will be in the future.

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2010, the annualized FICO assessment rate equaled 0.20 basis points for each $100 in domestic deposits maintained at an institution. The bonds issued by the FICO are due to mature in 2017 through 2019.

        Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

        U.S. Treasury's Troubled Asset Relief Program Capital Purchase Program.    The Emergency Economic Stabilization Act of 2008 provided the Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs established under the legislation is the Troubled Asset Relief Program—Capital Purchase Program ("CPP"), which provided for direct equity investment by the U.S. Treasury Department in perpetual preferred stock or similar securities of qualified financial institutions. CPP participants must comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Oconee Federal Savings and Loan Association opted not to participate in the CPP.

        Prohibitions Against Tying Arrangements.    Federal savings and loan associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

        Federal Home Loan Bank System.    Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2010, Oconee Federal Savings and Loan Association was in compliance with this requirement.

Federal Reserve System

        Federal Reserve Board regulations require savings and loan associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2011, Oconee Federal Savings and Loan Association was in compliance with these reserve requirements.

Other Regulations

        Interest and other charges collected or contracted for by Oconee Federal Savings and Loan Association are subject to state usury laws and federal laws concerning interest rates. Oconee Federal Savings and Loan Association's operations are also subject to federal laws applicable to credit transactions, such as the:

  •
  Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  •
  Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

  •
  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

  •
  Truth in Savings Act; and

  •
  rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

        The operations of Oconee Federal Savings and Loan Association also are subject to the:

  •
  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

  •
  Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

  •
  Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

  •
  The USA PATRIOT Act, which requires savings and loan associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

  •
  The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

        General.    Oconee Federal, MHC and Oconee Federal Financial Corp. are non-diversified savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, Oconee Federal, MHC and Oconee Federal Financial Corp. are registered savings and loan holding companies and are subject to regulations, examinations, supervision and reporting requirements. In addition, holding company regulators have enforcement authority over Oconee Federal Financial Corp. and Oconee Federal, MHC, and their non-savings institution subsidiaries. Among other things, this authority permits the regulators to restrict or prohibit activities that are determined to be a serious risk to Oconee Federal Savings and Loan Association. Until recently, the OTS was the primary federal regulator for savings and loan holding companies. Under the Dodd-Frank Act, the powers and duties of the OTS relating to savings and loan holding companies and their subsidiaries, including rulemaking and supervision authority, were transferred to the Federal Reserve Board effective July 21, 2011.

        Permitted Activities.    Pursuant to federal law, regulations and policy, a mutual holding company, such as Oconee Federal, MHC, and a federally chartered mid-tier holding company such as Oconee Federal Financial Corp. generally may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting.

        Federal law prohibits a savings and loan holding company, including Oconee Federal Financial Corp. and Oconee Federal, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted for a savings and loan holding company; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors must be considered by the regulators.

        No acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state may be approved, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

        Waivers of Dividends by Oconee Federal, MHC.    OTS regulations required a mutual holding company to notify the OTS of any proposed waiver of its receipt of dividends from its mid-tier holding company. The OTS reviewed dividend waiver notices on a case-by-case basis, and, in general, did not object to any such waiver if: (i) the mutual holding company's board of directors had determined that such waiver was consistent with such directors' fiduciary duties to the mutual holding company's members; and (ii) the waiver would not be detrimental to the safe and sound operation of the subsidiary savings and loan association. Under OTS regulations, public stockholders of the mid-tier holding company would not be diluted because of any dividends waived by the mutual holding company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event that the mid-tier holding company converted to stock form. The Federal Reserve Board has not permitted dividend waivers by mutual bank holding companies in the past, and there can be no assurance that the Federal Reserve will follow the OTS's policies on dividend waivers with respect to mutual savings and loan holding companies in the future.

        Conversion of Mutual Holding Company to Stock Form.    Federal regulations permit a mutual holding company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). In a Conversion Transaction a new holding company would be formed as the successor to Oconee Federal Financial Corp. (the "New Holding Company"), Oconee Federal, MHC's corporate existence would end, and certain depositors of Oconee Federal Savings and Loan Association would receive the right to subscribe for additional shares of the New Holding Company.

        Capital.    Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

        Source of Strength.    The Dodd-Frank Act also extends the "source of strength" doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

        Dividends.    Oconee Federal Savings and Loan Association must notify its regulator thirty (30) days before declaring any dividend to Oconee Federal Financial Corp. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by regulators, who have the authority to order cessation of activities (including the payment of dividends) or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the subsidiary institution.

  Federal Securities Laws

        Oconee Federal Financial Corp.'s common stock is registered with the Securities and Exchange Commission. Oconee Federal Financial Corp. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

  Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Our Chief Executive Officer and Chief Financial Officer are required to certify, among other things, that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. In addition, beginning with the fiscal year ending June 30, 2012, our management will be required to design and implement disclosure controls and procedures and internal controls over financial reporting, evaluate the effectiveness of these controls on a quarterly basis, and certify as to the effectiveness.

ITEM 1A.    Risk Factors

        Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2.    Properties

        As of June 30, 2011, the net book value of our properties was $3.1 million. The following is a list of our offices:

Location		Year Acquired or Leased	Square Footage	Net Book Value of Real Property
	(Dollars in thousands)
Main Office:
115 E. North 2nd St. Seneca, South Carolina	Owned	1966	7,000	$1,103
Main Office Annex:
201 E. North 2nd St. Seneca, South Carolina	Owned	1996	7,500	711
Branch Offices:
813 123 By-Pass Seneca, South Carolina	Owned	1985	5,250	508
204 W. North Broad St. Walhalla, South Carolina	Owned	1973	3,100	460
111 W. Windsor St. Westminster, South Carolina	Owned	1972	3,200	322

				$3,104

        We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

        For information regarding our investment in mortgages and mortgage-related securities, see "Item 1. Business."

ITEM 3.    Legal Proceedings

        We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2011, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market.    Our common stock is listed on the Nasdaq Capital Market under the symbol "OFED." The approximate number of holders of record of our common stock as of September 26, 2011 was 349. Certain shares of our common stock are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

        The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the Nasdaq Capital Market and the cash dividends paid per common share, for the periods shown. Our common stock was not listed on the Nasdaq Capital Market until the completion of our mutual-to-stock conversion in January, 2011.

	High	Low	Dividends
Quarter ended June 30, 2011	$12.60	$11.50	$0.10
Quarter ended March 31, 2011	13.50	11.00	0.10
Quarter ended December 31, 2010	n/a	n/a	—
Quarter ended September 30, 2010	n/a	n/a	—
Quarter ended June 30, 2010	n/a	n/a	—
Quarter ended March 31, 2010	n/a	n/a	—
Quarter ended December 31, 2009	n/a	n/a	—
Quarter ended September 30, 2009	n/a	n/a	—

        Dividends.    We are generally permitted to pay dividends on its common stock if, after giving effect to the distribution, we would be able to pay its indebtedness as the indebtedness comes due in the usual course of business and our total assets exceed the sum of its liabilities and the amount needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any holders of capital stock who have a preference in the event of dissolution. The holders of our common stock will be entitled to receive and share equally in dividends as may be declared by our board of directors out of funds legally available therefore. If we issue shares of preferred stock, the holders thereof may have a priority over the holders of our common stock with respect to dividends. We currently intend to continue to declare and pay a quarterly cash dividend on the common stock equal to $0.10 per share following our board of directors' periodic review of our financial condition and results of operations for each fiscal quarter. The dividend rate and the continued payment of dividends will depend upon our board of directors' consideration of a number of factors, including investment opportunities available to us, capital requirements, our financial condition and results of operations, the Federal Reserve Board's policies regarding dividend waivers by mutual holding companies like Oconee Federal, MHC, and statutory and regulatory limitations, tax considerations and general economic conditions. There can be no assurance that our quarterly cash dividend will not be reduced or eliminated in future periods.

        Dividend payments by Oconee Federal Financial Corp. are dependent primarily on dividends it receives from Oconee Federal Savings and Loan Association, because Oconee Federal Financial Corp.

will have no source of income other than dividends from Oconee Federal Savings and Loan Association, earnings from the investments by Oconee Federal Financial Corp, and interest payments with respect to our loan to the Employee Stock Ownership Plan. Oconee Federal Savings and Loan Association is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. For information concerning additional federal laws and regulations regarding the ability of Oconee Federal Savings and Loan Association to make capital distributions, including the payment of dividends to Oconee Federal Financial Corp., see "Federal, State and Local Taxation—Federal Taxation" and "Supervision and Regulation—Federal Banking Regulation."

        When Oconee Federal Financial Corp. pays dividends on its common stock to public shareholders, it will also be required to pay dividends to Oconee Federal, MHC, unless Oconee Federal, MHC elects to, and is permitted to, waive the receipt of dividends. The Dodd-Frank Act transferred the authority to review and approve mutual holding company dividend waivers from the Office of Thrift Supervision to the Federal Reserve Board. The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance that the Federal Reserve Board will approve dividend waiver requests by mutual holding companies such as Oconee Federal, MHC.

        Additionally, in connection with our mutual-to-stock conversion we committed that, during the three-year period following the completion of the reorganization and offering, we will not take any action to declare an extraordinary dividend to our stockholders that would be treated by such stockholders as a tax-free return of capital for federal income tax purposes, without prior regulatory approval.

        Equity Compensation Plans.    At June 30, 2011, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan. As of June 30, 2011, no shares had been allocated to participants under the Employee Stock Ownership Plan.

        Issuer Repurchases.    During the quarter ended June 30, 2011, we did not repurchase any shares of our common stock.

        Sales of Unregistered Securities.    During the quarter ended June 30, 2011, we did not offer or sell any unregistered securities.

ITEM 6.    Selected Financial Data

	At or For the Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Financial Condition Data:
Total assets	$374,277	$333,546	$311,584	$309,504	$296,872
Investment securities	39,666	12,150	13,175	9,613	36,638
Loans receivable, net	264,913	264,328	245,969	242,203	234,855
Deposits	292,469	272,606	252,750	251,776	237,091
Total equity(1)	80,211	59,661	57,068	55,530	56,273
Operating Data:
Interest and dividend income	$15,242	$15,084	$15,473	$15,846	$15,523
Interest expense	4,947	5,980	7,605	9,609	9,091

Net interest income	10,295	9,104	7,868	6,237	6,432
Provision for loan losses	135	758	(27)	100	7

Non-interest income	98	237	90	148	161
Non-interest expenses	6,593	4,583	4,240	4,021	3,890
Income before income taxes	3,665	4,000	3,745	2,264	2,696

Income taxes	1,366	1,407	1,429	770	928

Net income	$2,299	$2,593	$2,316	$1,494	$1,768

(1)
Total equity prior to June 30, 2011 consisted of retained earnings and accumulated other comprehensive income for Oconee Federal Savings and Loan Association's investment in FHLMC common stock, which is classified as available for sale.

	For the year ended June 30,
	2011	2010	2009	2008	2007
Performance Ratios:
Return on average assets	0.63%	0.80%	0.76%	0.50%	0.59%
Return on average equity	3.11	4.43	4.13	2.67	3.18
Interest rate spread(1)	2.94	2.53	2.13	1.43	1.61
Net interest margin(2)	2.61	2.91	2.65	2.15	2.25
Noninterest expense to average assets	1.82	1.42	1.38	1.34	1.31
Efficiency ratio(3)	63.49	48.98	53.08	62.97	59
Average interest-earning assets to average interest-bearing liabilities	1.23X	1.20x	1.21x	1.22x	1.20x
End of year equity to average assets	22.13%	18.45%	18.64%	18.49%	18.90%
Average equity to average assets	20.37	18.11	18.32	18.65	18.68
Capital Ratios:
Total capital to risk weighted assets	37.19%	38.20%	39.20%	39.20%	40.40%
Tier I capital to risk weighted assets	36.81	37.64	39.02	38.9	40.2
Tier I capital to average assets	18.88	17.86	18.32	17.8	18.2
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.28%	0.33%	0.10%	0.13%	0.12%
Allowance for loan losses as a percentage of nonperforming loans	47.80	22.32	13.24	25.49	43.16
Allowance for loan losses as a percentage of nonperforming assets	19.60	18.78	12.59	24.38	43.16
Net (charge-offs) recoveries to average outstanding loans during the period	0.10	0.05	0.02	0.02	—
Non-performing loans as a percentage of total loans	0.59	1.49	0.79	0.52	0.28
Non-performing assets as a percentage of total assets	1.02	1.42	0.66	0.43	0.22
Non-performing assets as a percentage of loans and real estate owned	1.42	1.77	0.83	0.55	0.28
Other:
Number of full-service branch offices	4	4	4	4	4

(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)
Represents net interest income as a percent of average interest-earning assets.

(3)
Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section is intended to help stockholders and potential investors understand the financial performance of Oconee Federal Financial Corp. and Federal Savings and Loan Association through a discussion of the factors affecting our financial condition at June 30, 2011 and June 30, 2010 and our results of operations for the years ended June 30, 2011 and 2010. This section should be read in conjunction with the financial statements and notes to the financial statements that appear elsewhere in this prospectus.

Overview

        Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans and, to a much lesser extent, non-residential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities and mortgage-backed securities. Our revenues are derived principally from the interest on loans and securities and loan fees and service charges. Our primary sources of funds are deposits and principal and interest payments on loans and securities. At June 30, 2011, we had total assets of $374.3 million, total deposits of $292.5 million and total equity of $80.2 million.

        A significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and, to a much lesser extent, investment-quality securities, which we have funded primarily with deposit accounts and the repayment of existing loans. We generally do not rely on outside borrowings. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including U.S. Government and federal agency securities and mortgage-backed securities) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts and certificates of deposit. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts and miscellaneous other income. Non-interest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional and supervisory fees, office expense and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

        Other than our loans for the construction of one- to four-family residential mortgage loans, we do not offer "interest only" mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as "Option ARM" loans, where the borrower can pay less than the interest owed on his or her loan, resulting in an increased principal balance during the life of the loan. We do not offer "subprime loans" (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (generally defined as loans having less than full documentation).

        Our securities are typically high-quality securities issued or guaranteed by the U.S. government or by Freddie Mac, Fannie Mae or Ginnie Mae, all of which are U.S. government-sponsored enterprises.

Critical Accounting Policies

        We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

        Allowance for Loan Losses.    Our allowance for loan losses is the estimated amount considered necessary to reflect probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for us. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

        As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

        Management performs a quarterly evaluation of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating classified loans from the remaining loans, and then categorizing each group by type of loan. Loans within each type exhibit common characteristics including terms, collateral type, and other risk characteristics. In determining the amount of the allowance for loan losses, we apply loss factors to each category of loan. We estimate our loss factors taking into consideration both quantitative and qualitative aspects that would affect our estimation of probable incurred losses. These aspects include, but are not limited to historical charge-offs; loan delinquencies and foreclosure trends; current economic trends and demographic data within Oconee County and the other surrounding areas, such as unemployment rates and population trends; current trends in real estate values within the Oconee County market area; charge-off trends of other comparable institutions; the results of any internal loan reviews; loan-to-value ratios; our historically conservative credit risk policy; the strength of our underwriting and ongoing credit monitoring function; and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

        Deferred Income Taxes.    We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.

        Real Estate Owned Valuation.    Real estate acquired through loan foreclosure is carried at the lower of carrying amount or fair value less estimated costs to sell. Any initial losses at the time of foreclosure are charged against the allowance for loan losses. Valuation of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated fair value, net of estimated selling costs, if lower, until disposition. Fair values of real estate owned are generally based on third party appraisals or other valuations of the property.

Business Strategy

        We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

  •
  Continue to Focus on Residential Lending.  We have been and will continue to be primarily a one- to four-family residential mortgage lender for borrowers in our market area. As of June 30, 2011, $249.1 million, or 93.2%, of our total loan portfolio consisted of one- to four-family residential mortgage loans (including home equity loans). In the future, we may gradually increase our residential construction and home equity loan portfolios.

  •
  Maintain a Modest Portfolio of Non-residential Mortgage Loans.  We have historically maintained a small portfolio of non-residential mortgage loans, primarily loans to churches located in our market area. As of June 30, 2011, $9.4 million, or 3.5% of our loan portfolio were non-residential mortgages or non-residential construction and land loans, of which $9.0 million were loans to churches. We believe that loans to churches enhance our presence in the community and help expand our financial services business as congregation members become familiar with us.

  •
  Manage Interest Rate Risk While Maintaining or Enhancing, to the Extent Practicable, our Net Interest Margin.  Subject to market conditions, we have sought to enhance net interest income by emphasizing controls on the cost of funds, particularly on the deposit products that we offer, rather than attempting to maximize asset yields, as loans with high yields often involve greater credit risk and may be repaid during periods of decreasing market interest rates. In addition, in view of our strong capital position, from time to time, we place more emphasis on enhancing our net interest income than on limiting our interest rate risk.

  •
  Rely on Community Orientation and High Quality Service to Maintain and Build a Loyal Local Customer Base and Maintain our Status as an Independent Community-Based Institution.  We were established in 1924 and have been operating continuously in Oconee County since that time. By using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services, we have been able to attract a solid base of local retail customers on which to continue to build our banking business. We have historically focused on promoting relationships within our community rather than specific banking products, and we expect to continue to build our customer base by relying on customer referrals and referrals from local builders and realtors.

  •
  Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our non-performing assets and troubled debt restructurings totaled $3.8 million, or 1.0% of total assets at June 30, 2011. Our total nonperforming loans to total loans ratio was 0.59% at June 30, 2011. Total loan delinquencies, 30 days or more past due, as of June 30, 2011, were $5.7 million, or 2.1% of total loans.

Comparison of Financial Condition at June 30, 2011 and June 30, 2010

        Our total assets increased to $374.3 million at June 30, 2011 from $333.5 million at June 30, 2010. The increase was primarily attributable to an increase in securities available for sale to $30.6 million at June 30, 2011 from $33 thousand at June 30, 2010, as well as an increase in cash and cash equivalents to $60.8 million at June 30, 2011 from $49.8 million at June 30, 2010. The increase in securities available for sale and cash and cash equivalents resulted from an increase in deposits of $19.9 million, or 7.30%, to $292.5 million at June 30, 2011 from $272.6 million at June 30, 2010 and an increase in total equity of $20.5 million, or 34.33%, to $80.2 million at June 30, 2011 from $59.7 million at June 30, 2010. Loans increased moderately to $264.9 million at June 30, 2011 from $264.3 million at June 30, 2010. Real estate owned increased to $2.2 million at June 30, 2011 from $751 thousand at June 30, 2010, reflecting an increase in foreclosures of real estate collateralizing one- to four-family residential mortgage loans. These increases were offset partially by a decrease in securities held to maturity to $9.0 million at June 30, 2011 from $12.1 million at June 30, 2010, reflecting maturities of these securities, and a decrease in prepaid FDIC premiums to $488 at June 30, 2011 from $734 thousand at June 30, 2010.

        Deposits increased $19.9 million, or 7.30%, to $292.5 million at June 30, 2011 from $272.6 million at June 30, 2010. The increase in deposits reflected increases in certificates of deposit of $13.9 million, or 6.43%, and money market deposits of $769 thousand, or 8.24%, as depositors sought out lower-risk, FDIC-insured investments at a well-capitalized institution. The increase in total deposits also reflected an increase in regular savings and other deposits to $34.0 million at June 30, 2011 from $32.2 million at June 30, 2010. We generally do not accept brokered deposits and no brokered deposits were accepted during the 12 months ended June 30, 2011.

        We had no advances from the Federal Home Loan Bank of Atlanta as of June 30, 2011 or June 30, 2010. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets, or approximately $41.4 million at June 30, 2011.

        Total equity equaled $80.2 million at June 30, 2011, compared to $59.7 million at June 30, 2010. The increase resulted from net income of $2.3 million for the year ended June 30, 2011 and $17.3 million of net proceeds from our sale of common stock as a result of our mutual to stock conversion on January 13, 2011.

Comparison of Operating Results for the Years Ended June 30, 2011 and June 30, 2010

        General.    Net income decreased to $2.3 million for the year ended June 30, 2011 from $2.6 million for the year ended June 30, 2010. The decrease reflected an increase in noninterest expense to $6.6 for the year ended June 30, 2011 from $4.6 million for the year ended June 30, 2010, primarily from an increase in charitable contribution expense of $1.6 million from $25 thousand for the year ended June 30, 2010 and a decrease in noninterest income of $139 thousand, or 58.6%, primarily due to a decrease of gains on sales of real estate owned of $122 thousand for the year ended June 30, 2011 from the year ended June 30, 2010. The increase in charitable contribution expense was related to the cash and common stock contributed to a charitable foundation of $1.7 million as part of our mutual to stock conversion. The increase in noninterest expenses and decrease in noninterest income was offset by an increase in net interest income of $1.2 million, or 13.10%, to $10.3 million for the year ended June 30, 2011 from $9.1 million for the year ended June 30, 2010.

        Interest Income.    Interest income increased $158 thousand, or 1.05%, to $15.2 million for the year ended June 30, 2011 from $15.1 million for the year ended June 30, 2010. The increase was due to an increase in the average balances of interest-earning assets to $350.5 million at June 30, 2011 from $313.0 million at June 30, 2010, which more than offset the decline in the yield on interest-earning assets for the year ended June 30, 2011 to 4.35% from 4.82% for the year ended June 30, 2010. The decline in the yield on interest-earning assets is a reflection of the declining interest rate environment during our fiscal year 2011.

        Interest income on loans increased $82 thousand or 0.56%, to $14.7 million for the year ended June 30, 2011 from $14.6 million for the year ended June 30, 2010, reflecting growth in our loan portfolio, the average balance of which increased to $265.7 million for the year ended June 30, 2011 from $261.9 million for the year ended June 30, 2010. The growth in our loan portfolio more than offset the decrease in average yields to 5.53% in fiscal year 2011 from 5.60% in fiscal year 2010. The lower yields reflected a declining market interest rate environment during fiscal year 2011 from fiscal year 2010. Interest income on investment securities increased to $474 thousand for the year ended June 30, 2011 from $432 thousand for the year ended June 30, 2010, reflecting an increase in the average balances of securities to $15.9 million from $9.8 million for the years ended June 30, 2011 and 2010, respectively, which offset the decrease in the yield on such securities to 2.98% for the same periods.

        Interest Expense.    Interest expense decreased $1.0 million, or 17.30%, to $4.9 million for the year ended June 30, 2011 from $5.9 million for the year ended June 30, 2010. The decrease reflected a decrease in the average rate paid on deposits in fiscal year 2011 to 1.74% from 2.30% in fiscal year 2010, which more than offset increases in the average balance of such deposits.

        Interest expense on certificates of deposit decreased to $4.6 million for the year ended June 30, 2011 from $5.5 million for the year ended June 30, 2010. An increase in the average balance of such certificates to $229.6 million from $208.4 million was more than offset by a decrease in the average cost of such certificates to 2.03% from 2.63%. The increase in average balance of our certificates of deposit resulted primarily from our customers seeking lower-risk investments in lieu of higher volatility equity investments during fiscal year 2011. Interest expense on money market deposits and NOW and demand deposits decreased to $296 thousand for the year ended June 30, 2011 from $508 thousand for the year ended June 30, 2010. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 0.54% from 0.97%, which more than offset the increased average balances of such deposits to $55.0 million from $52.3 million.

        Net Interest Income.    Net interest income increased to $10.3 million for the year ended June 30, 2011 from $9.1 million for the year ended June 30, 2010. The increase reflected an increase in our interest rate spread to 2.61% from 2.53%, and an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 1.23x from 1.20x. Our net interest margin increased to 2.94% from 2.91%. The increases in our interest rate spread and net interest margin were largely due to our declining cost of funds, which reflected the continuing decline in the United States Treasury yield curve.

        Provision for Loan Losses.    We recorded a provision for loan losses of $135 thousand for the year ended June 30, 2011, compared to a provision of $758 thousand for the year ended June 30, 2010. During the year ended June 30, 2010, management determined that a significant increase in our allowance for loan losses was appropriate because, at that time, the national and local economies were declining, and we had experienced significant increases in non-performing loans during 2008 and 2009. We experienced a substantial increase in charge-offs and in real estate owned during the year ended June 30, 2011 compared to the year ended June 30, 2010, primarily as a result of an increase in foreclosure proceedings with respect to loans 60-89 days past due and 90+ days past due. The increase in foreclosure proceedings resulted in a decrease in non-performing loans, which was the primary reason for the decrease in our provision for loan losses during the year ended June 30, 2011 as compared to the year ended June 30, 2011. The provision for loan losses in 2011 reflected net charge offs of $274 thousand for the year ended June 30, 2011 compared with net charge offs of $128 thousand for the year ended June 30, 2010. The allowance for loan losses was $749 thousand, or 0.28% of total loans, at June 30, 2011, compared to $888 thousand, or 0.33% of total loans, at June 30,

2010. Total nonperforming loans were $1.6 million at June 30, 2011, compared to $4.0 million at June 30, 2010. Real estate owned was $2.3 million at June 30, 2011, compared to $751 thousand at June 30, 2010.

        Although we used the same methodology in assessing the allowances for both periods, the increase in the provision and resulting allowance is reflective of decreases in our general valuation allowance and our specific allowance for impaired loans. The decrease in our general valuation allowance is reflective of the decrease in non-performing loans to $1.6 million at June 30, 2011 from $4.0 million at June 30, 2010, which was due to an increase in foreclosure proceedings with respect to loans 60-89 days past due and 90+ days past due. The specific component of our allowance was $22 thousand at June 30, 2011, compared to $188 thousand at June 30, 2010, which reflects a decrease in impaired loans to $2.0 million at June 30, 2011 from $4.7 million at June 30, 2010. The decrease in total impaired loans and in impaired loans with an allocated allowance was also the result of increased foreclosure proceedings on past due loans. Individually impaired loans were evaluated using the estimated fair value of the underlying real estate collateral. We did not record a specific allowance for loans where the fair value of the collateral was in excess of the outstanding principal of the loan. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2011 and 2010.

        Noninterest Income.    Noninterest income decreased to $98 thousand for the year ended June 30, 2011 from $237 thousand for the year ended June 30, 2010. The decrease in noninterest income was primarily attributable to a decrease of $121 thousand in gains on sale of real estate owned and a slight decrease in service charges on deposit accounts of $3 thousand for the year ended June 30, 2011.

        Noninterest Expense.    Noninterest expense increased $2.0 million, or 43.90%, to $6.6 million for the year ended June 30, 2011 from $4.6 million for the year ended June 30, 2010. The increase was primarily attributed to an increase in charitable contributions expense to $1.7 million for the year ended June 30, 2011 from $25 thousand for the year ended June 30, 2010 related to our contribution of $1.7 of cash and common stock issued to a charitable foundation formed in connection with our conversion. Professional and supervisory fees increased $108 thousand, or 75.52%, to $251 thousand for the year ended June 30, 2011 from $143 thousand for the year ended June 30, 2010. The increase in professional and supervisory fees is attributable to additional costs associated with being a public company.

        Income Tax Expense.    The provision for income taxes was $1.4 million for both the years ended June 30, 2011 and June 30, 2010. Our effective tax rates for the years ended June 30, 2011 and 2010 were 37.30% and 35.20%, respectively. The increase in effective tax rates resulted from changes in our overall rate of accruals for tax expense and the impact of permanent differences relative to pre-tax net income in each year.

Analysis of Net Interest Income

        Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

        The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For the Year Ended June 30,
	2011			2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$265,752	$14,686	5.53%	$261,915	$14,604	5.58%	$242,326	$14,506	5.99%
Investment securities	15,914	474	2.98	9,789	432	4.42	17,628	666	3.78
Other interest-earning assets	68,860	82	0.12	41,217	48	0.12	36,448	301	0.83

Total interest-earning assets	350,526	15,242	4.35	312,921	15,084	4.82	296,402	15,473	5.22
Noninterest-earning assets	11,921			10,434			9,787

Total assets	$362,447			$323,355			$306,189

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$11,273	$37	0.33	$13,461	$69	0.51	$14,503	$72	0.50
Money market deposits	9,448	49	0.52	7,755	105	1.35	6,083	91	1.50
Regular savings and other deposits	34,265	210	0.61	31,126	334	1.07	29,425	359	1.22
Certificates of Deposit	229,634	4,651	2.03	208,383	5,472	2.63	195,906	7,083	3.62

Total interest-bearing deposits	284,620	4,947	1.74	260,725	5,980	2.29	245,917	7,605	3.09
Total interest-bearing liabilities	$284,620	4,947	1.74	$260,725	5,980	2.29	$245,917	$7,605	3.09
Noninterest bearing deposits	2,015			1,869			1,797

Other noninterest-bearing liabilities	1,980			2,201			2,387

Total liabilities	288,615			264,795			250,101
Equity	73,832			58,560			56,088

Total liabilities and equity	$362,447			$323,355			$306,189

Net interest income		$10,295			$9,104			$7,868

Interest rate spread			2.61%			2.53%			2.13%

Net interest margin			2.94%			2.91%			2.65%

Average interest-earning assets to average interest-bearing liabilities	1.23X			1.20X			1.20X

Rate/Volume Analysis

        The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

2011 Compared to 2010	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$51	$31	$82
Investment securities	88	(46)	42
Other interest-earning assets	33	1	34

Total	172	(14)	158

Interest expense:
Deposits	$629	$(1,662)	$(1,033)
Total	629	(1,662)	(1,033)

Increase (decrease) in net interest income	$(457)	$1,648	$1,191

2010 Compared to 2009	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$641	$(544)	$97
Investment securities	(377)	144	(233)
Other interest-earning assets	45	(299)	(254)

Total	309	(699)	(390)

Interest expense:
Deposits	$494	$(2,120)	$(1,626)
Total	494	(2,120)	(1,626)

Increase (decrease) in net interest income	$(185)	$1,421	$1,236

Management of Market Risk

        Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Our board of directors is responsible for the review and oversight of our asset/liability strategies. The Asset/Liability Committee of our board of directors meets monthly and is charged with developing an asset/liability management plan. Our board of directors has established an Asset/Liability Management Committee, consisting of senior management. Senior management meets daily to review pricing and liquidity needs and to assess our interest rate risk. This committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by our board of directors.

        The techniques we are currently using to manage interest rate risk include:

  •
  using pricing strategies in an effort to balance the proportions of 30-year and 15-year fixed rate loans in our portfolio;

  •
  maintaining a modest portfolio of adjustable-rate one- to four-family residential loans;

  •
  funding a portion of our operations with deposits with terms greater than one year;

  •
  focusing our business operations on local retail customers who value our community orientation and personal service and who may be somewhat less sensitive to interest rate changes than wholesale deposit customers; and

  •
  maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities.

        Depending on market conditions, from time to time we place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our assets and liabilities portfolios can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines due to the difference between long- and short-term interest rates.

        An important measure of interest rate risk is the amount by which the net present value of an institution's cash flow from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of Thrift Supervision net portfolio value model ("NPV") to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2011 in the event of designated changes in the United States treasury yield curve. At June 30, 2011, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage of Total Assets
	(Dollars in thousands)
Up 300 basis points	$55,685	$-30,377	-35.0%	15.52%
Up 200 basis points	67,137	-18,924	-22.0	18.07
Up 100 basis points	77,898	-8,164	-9.0	20.31
Base	86,062	—	—	21.89
Down 100 basis points	90,326	4,265	+5.0	22.70

        Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. In addition, this the net portfolio value table does not reflect the impact of a change in interest rates on the credit quality of our assets. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

        Our policies generally do not permit us to engage in derivative transactions, such as futures, options, caps, floors or swap transactions; however, such transactions may be entered into with the prior approval of the Asset/Liability Management Committee or the board of directors for hedging purposes only.

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

        Our cash flows are derived from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $4.1 million for the year ended June 30, 3011 and $2.3 million for the year ended June 30, 2010. Net cash flows provided by investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturation and sales of securities. Net cash flows used in investing activities were $29.9 million for the year ended June 30, 2011 and $23.1 million for the year ended June 30, 2010. Net cash flows used in financing activities consisted entirely of activity in deposits, and, with respect to the year ended June 30, 2011, included proceeds of approximately $19.8 million from our offering of common stock. Net cash flows provided by financing activities were $36.9 million and $19.9 million for the years ended June 30, 2011 and 2010, respectively.

        Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2011 and 2010, cash and short-term investments totaled $60.8 million and $49.8 million, respectively. We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.

        At June 30, 2011 and 2010, we had outstanding commitments to originate loans of $1.8 million and $2.0 million, respectively. We had no unfunded commitments under lines of credit or standby letters of credit at June 30, 2011 and 2010. We anticipate that we will have sufficient funds available to meet our current loan commitments. In recent periods, loan commitments have been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2011 totaled $114.3 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs. Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At June 30, 2011, we had an available borrowing limit of $41.4 million in advances from the Federal Home Loan Bank of Atlanta.

        We are subject to various regulatory capital requirements. At June 30, 2011, we were in compliance with all applicable capital requirements. See "Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 11 of the Notes to our Financial Statements.

        Common Stock Dividend Policy.    Cash dividends of $0.10 per share were declared on March 24 and on June 23, 2011 for 2,220,530 of the 6,348,000 shares outstanding on each of those dates, or $444 thousand. Oconee Federal MHC, the Company's mutual holding company was granted a dividend payment waiver from the OTS for the 4,127,470 of Company shares held by Oconee Federal MHC. The determination of future dividends on the Company's common stock will depend on conditions existing at that time.

        Off-Balance Sheet Arrangements.    In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 10 of the Notes to our Financial Statements.

        For the fiscal year ended June 30, 2011, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

Recent Accounting Pronouncements

        For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to our Financial Statements.

Impact of Inflation and Changing Prices

        The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        For information regarding market risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk."

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Oconee Federal Financial Corp.
Seneca, South Carolina

        We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. (the "Company) as of June 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Federal Financial Corp. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Greenville, South Carolina
September 28, 2011

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and 2010

(Dollars in thousands, except share data)

	June 30 2011	June 30, 2010
ASSETS
Cash and cash equivalents	$11,453	$3,704
Federal funds sold and overnight interest bearing deposits	49,377	46,088

Total cash and cash equivalents	60,830	49,792
Securities held to maturity (estimated fair value: June 30, 2011—$9,473 and June 30, 2010—$12,602)	9,035	12,117
Securities available for sale	30,631	33
Loans, net of allowance for loan losses of $749 and $888	264,913	264,328
Premises and equipment, net	3,255	3,521
Real estate owned, net	2,254	751
Accrued interest receivable
Loans	936	965
Investments	107	68
Restricted equity securities	557	540
Bank owned life insurance	369	350
Prepaid FDIC insurance premiums	488	734
Other assets	902	347

Total assets	$374,277	$333,546

LIABILITIES
Deposits
Non-interest bearing	$2,014	$2,017
Interest bearing	290,455	270,589

Total deposits	292,469	272,606

Accrued interest payable and other liabilities	1,597	1,279

Total liabilities	294,066	273,884
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,348,000 and 0 shares outstanding at June 30, 2011 and June 30, 2010	63	—
Additional paid in capital	20,935	—
Retained earnings	61,516	59,661
Accumulated other comprehensive income	136	—
Unearned ESOP shares	(2,439)	—

Total shareholders' equity	80,211	59,661

Total liabilities and shareholders' equity	$374,277	$333,546

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

June 30, 2011 and 2010

(Dollars in thousands, except per share data)

	2011	2010
Interest and dividend income:
Loans, including fees	$14,686	$14,604
Securities, taxable	474	432
Federal funds sold and other	82	48

Total interest income	15,242	15,084

Interest expense:
Deposits	4,947	5,980

Total interest expense	4,947	5,980

Net interest income	10,295	9,104
Provision for loan losses	135	758

Net interest income after provision for loan losses	10,160	8,346
Noninterest income:
Service charges on deposit accounts	87	89
Income on bank owned life insurance	19	23
Other	(8)	125

Total noninterest income	98	237

Noninterest expense:
Salaries and employee benefits	2,571	2,643
Occupancy and equipment	705	688
Data processing	288	284
Professional and supervisory fees	251	143
Office expense	77	77
Advertising	53	51
FDIC deposit insurance	275	330
Charitable contributions	1,683	25
Provision for real estate owned and related expenses	450	149
Other	240	193

Total noninterest expense	6,593	4,583

Income before income taxes	3,665	4,000
Income tax expense	1,366	1,407

Net income	$2,299	$2,593

Other comprehensive income, net of tax
Unrealized gain on securities available for sale, net of taxes	$131	$—
Reclassification adjustment for losses realized in income, net of taxes	5	—

Other comprehensive income	136	—

Comprehensive income	$2,435	$2,593

Net income per share: (Note 12)	$0.81	N/A
Dividends declared per share	$0.20	N/A

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended June 30, 2011 and 2010

(Dollars in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance at June 30, 2009	$—	$—	$57,068	$—	$—	$57,068
Net income	—	—	2,593	—	—	2,593

Balance at June 30, 2010	$—	$—	$59,661	$—	$—	$59,661
Net income	—	—	2,299	—	—	2,299
Other comprehensive income	—	—	—	136	—	136
Common stock issued to Oconee Federal MHC, 4,127,470	41	(41)	—	—	—	—
Initial funding of Oconee Federal, MHC	—	(50)	—	—	—	(50)
Common stock issued to Charitable Foundation, 125,690	1	1,256	—	—	—	1,257
Common stock issued in initial public offering, 2,094,840 shares, net of issuance costs $1,166	21	19,760	—	—	(2,489)	17,292
Dividends(1)			(444)			(444)
ESOP shares earned	—	10	—	—	50	60

Balance at June 30, 2011	$63	$20,935	$61,516	$136	$(2,439)	$80,211

(1)
Cash dividends of $0.10 per share were declared on March 24 and on June 23, 2011 for 2,220,530 of the 6,348,000 shares at March 31, 2011 and June 30, 2011, respectively. Oconee Federal, MHC, the Company's mutual holding company was granted a dividend payment waiver from the Office of Thrift Supervision for the 4,127,470 of Company shares held by Oconee Federal, MHC.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2011 and 2010

(Dollars in thousands)

	2011	2010
Cash Flows From Operating Activities
Net income	$2,299	$2,593
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135	758
Provision for real estate owned	303	41
Depreciation and amortization, net	324	287
Deferred loan fees, net	13	108
Deferred income tax benefit	(615)	(318)
Gain on sale of real estate owned	(7)	(128)
Loss from other-than-temporary impairment	9	17
Income on bank owned life insurance	(19)	(23)
ESOP compensation expense	60	—
Stock issued to charitable foundation	1,257	(20)
Net change in operating assets and liabilities:
Accrued interest receivable	(10)	(67)
Accrued interest payable	(99)	(47)
Other	421	(874)

Net cash provided by operating activities	4,071	2,327

Cash Flows From Investing Activities
Purchases of premises and equipment	(15)	(89)
Purchases of securities held-to-maturity	—	(5,158)
Purchases of securities available-for-sale	(30,403)	—
Proceeds from maturities, paydowns and calls of securities held-to-maturity	3,051	1,952
Purchases of restricted equity securities	(17)	—
Proceeds from sale of real estate owned	748	614
Loan originations and repayments, net	(3,280)	(20,419)

Net cash used in investing activities	(29,916)	(23,100)

Cash Flows from Financing Activities
Net change in deposits	19,863	19,856
Dividends paid	(222)	—
Initial funding of Oconee Federal, MHC	(50)	—
Proceeds from sale of common stock, net of issuance costs	17,292	—

Net cash provided by financing activities	36,883	19,856

Change in cash and cash equivalents	11,038	(917)
Cash and cash equivalents, beginning of year	49,792	50,709

Cash and cash equivalents, end of period	$60,830	$49,792

Cash paid during the period for:
Interest paid	$5,046	$6,027
Income taxes paid	$1,820	$1,787
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$2,547	$1,321
Unrealized gains on securities available for sale, net	$136	$—

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of operations and Principle of Consolidation:    The consolidated financial statements of Oconee Federal Financial Corp. (the "Corp.") include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the "Association") (referred to herein as "the Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (65.02%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC. The "Association is a federally chartered mutual savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to its members and others. Primarily, the Association's business is limited to the Oconee County area of northwestern South Carolina. The following is a description of the more significant accounting policies, which the Association follows in preparing and presenting its financial statements.

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

        Since the entities are under common control, the reorganization was accounted for at historical cost and presented as if the transaction occurred at the beginning of the earliest period shown. A total of 2,094,840 shares were sold in the conversion at $10 per share, raising $20.9 million of gross proceeds. Approximately $1.2 million of conversion expenses were offset against the gross proceeds. The Company's shares commenced trading on January 14, 2011 on The Nasdaq Capital Market under the symbol "OFED." In addition, the Association contributed $420 in cash and 125,690 shares of common stock to a charitable foundation that the Association established in connection with the reorganization. The contribution of cash and shares of common stock totaled $1,677.

        The combination of shares sold to the public and contributed to the charitable foundation represents 34.98% of the common stock of the Company's outstanding shares. Oconee Federal, MHC owns 65.02% or 4,127,470 shares.

        Use of estimates:    To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, real estate owned, carrying value of deferred tax assets and fair value of financial instruments are particularly subject to change.

        Cash flows:    Cash and cash equivalents include cash on hand, federal funds sold, overnight interest-bearing deposits and amounts due from other depository institutions.

        Restrictions on Cash:    Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Interest-Bearing Deposits in Other Financial Institutions:    Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

        Securities:    Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

        Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

        Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

        Loans:    Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Management defers any material loan fees net of certain direct costs and amortizes these deferred fees or costs into interest income using the level yield method over the contractual lives of the loans without anticipating prepayments.

        Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.

        Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company's policy, typically after 90 days of non-payment.

        Allowance for Loan Losses:    The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The allowance consists of specific and general components. The specific component consists of the amount of impairment related to loans that have been evaluated on an individual basis, and the general component consists of the amount of impairment related to loans that have been evaluated on a collective basis. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings.

        Management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, or doubtful, which are more fully explained in Note 3. Any nonresidential or residential non-owner occupied loans that meet certain size requirements and performance characteristics are individually evaluated for impairment. In addition, all nonperforming and any associated loans of the same borrower and loans approved for foreclosure are individually evaluated for impairment regardless of size. The amount of impairment, if any, is measured by a comparison of the loan's carrying value to the net present value of future cash flows using the loan's effective rate at inception or at the fair value of collateral if repayment is expected to come solely from the collateral. All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment. To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. Those portfolio segments are discussed below:

        One-to-four family:    One-to-four family residential loans consist primarily of loans secured by first or second deeds of trust on primary residences, and are originated as adjustable-rate or fixed-rate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company's market area. We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for traditional owner-occupied homes. For traditional homes, we may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral. We may make exceptions for special loan programs that we offer. For example, we currently offer mortgages of up to $95,000 with loan-to-value ratios of up to 95% to low- to moderate-income borrowers solely for the purchase of their primary residence. We also originate residential mortgage loans for non-owner-occupied homes with loan-to-value ratios of up to 80%.

        We also originate residential mortgage loans with loan-to-value ratios of up to 75% for manufactured or modular homes. We require lower loan-to-value ratios for manufactured and modular homes because such homes tend to depreciate over time. Manufactured or modular homes must be permanently affixed to a lot to make them more difficult to move without our permission. Such homes must be "de-titled" by the State of South Carolina so that they are taxed and must be transferred as residential homes rather than vehicles. We also obtain a mortgage on the real estate to which such homes are affixed. Loans for manufactured or modular homes represent less than 2% of our portfolio of one-to-four family loans.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Multi-family:    Multi-family real estate loans generally have a maximum term of 30 years with a five year balloon payment and are secured by properties containing five or more units in the Company's market area. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. The Company's underwriting analysis includes considering the borrower's expertise and require verification of the borrower's credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.

        Multi-family real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project.

        Home Equity:    We originate fixed-rate home equity loans secured by a lien on the borrower's primary residence but only where we hold the first mortgage on the property. Our home equity loans are limited to an 80% loan-to-value ratio (including all prior liens), and have terms of up to 10 years with 10-year amortization periods. We use the same underwriting standards for home equity loans as we use for one- to four-family residential mortgage loans. Although we do not currently offer home equity lines of credit, we may offer lines of credit in the future. We expect that any lines of credit that we issue will be originated and underwritten using the same standards that we use for home equity loans and residential mortgage loans.

        Nonresidential Real Estate:    Our non-residential real estate loans are secured primarily by churches and, to a much lesser extent, office buildings, and retail and mixed-use properties located in our primary market area. The non-residential real estate loans that we originate generally have maximum terms of 5 years with amortization periods of 30 years. For loans secured by church property, our loans generally have maximum terms of 20 years with amortization periods of up to 20 years. The maximum loan-to-value ratio of our non-residential real estate loans is generally 75%.

        We consider a number of factors in originating non-residential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, cash flows, the applicable business plan, the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). For church loans, we also consider the length of time the church has been in existence, the size and financial strength of the denomination with which it is affiliated, attendance figures and growth projections and current and pro forma operating budgets. The collateral underlying all non-residential real estate loans is appraised by outside independent appraisers approved by our board of directors. Personal guarantees may be obtained from the principals of

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

non-residential real estate borrowers and, in the case of church loans, guarantees from the applicable denomination may be obtained.

        Loans secured by non-residential real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Non-residential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. In addition, because a church's financial stability often depends on donations from congregation members, some of whom may not reside in our market area, rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar. In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other non-residential real estate.

        Construction and land:    We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of eight months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have rates and terms comparable to one- to four-family residential mortgage loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

        We also make interim construction loans for non-residential properties. In addition, we occasionally make loans for the construction of homes "on speculation," but we generally permit a borrower to have only one such loan at a time. These loans generally have a maximum term of eight months, and upon completion of construction convert to conventional amortizing non-residential real estate loans. These construction loans have rates and terms comparable to permanent loans secured by property of the type being constructed that we originate. The maximum loan-to-value ratio of these construction loans is 80%.

        Finally, we make loans secured by land to complement our construction and non-residential lending activities. These loans have terms of up to 10 years, and maximum loan-to-value ratios of 90% for improved lots and 65% for unimproved land.

        To the extent our construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions and the concentration of credit with a limited number of borrowers. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage.

        Consumer and Other Loans:    We offer installment loans for various consumer purposes, including the purchase of automobiles, boats, appliances and recreational vehicles, and for other legitimate personal purposes. The maximum terms of consumer loans is 18 months for unsecured loans, 12 months for loans secured by marketable securities and 18-60 months for loans secured by a vehicle, depending on the age of the vehicle. We generally only extend consumer loans to existing customers or their immediate family members, and these loans generally have relatively low limits.

        Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2011, all of our consumer loans were performing in accordance with their terms.

        Concentration of Credit Risk and Other:    The Company's business activity is principally with customers located in South Carolina. The Company requires its customers to provide collateral, generally in the form of title to real estate, for substantially all loans. Certain consumer loans are made to customers without requiring collateral. Except for loans in the Company's market area, the Company has no other significant concentrations of credit risk.

        The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits, and management believes the risk of loss is not significant.

        Premises and equipment:    Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method, with useful lives ranging from 5 to 7 years. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current year operations.

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected cash flows is less than the stated amount of the asset, an impairment loss is recognized.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Real Estate Owned:    Real estate acquired through loan foreclosure is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, real estate owned is recorded at the lower of carrying amount or fair value less estimated costs to sell. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the statements of income as a component of noninterest expenses.

        Fair values are based primarily on independent appraisals of market value. Recovery of estimated fair value is dependent to a great extent on economic, operating, and other conditions that may be beyond the Company's control. Accordingly, these estimates are particularly susceptible to changes that could result in material adjustments in the near term.

        Restricted Equity Securities:    Restricted equity securities consist of Federal Home Loan Bank of Atlanta ("FHLB") stock in the amount of $557 and $540 as of June 30, 2011 and 2010, respectively. The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Based on the redemptive provisions of the FHLB, FHLB stock is carried at cost, as a restricted security, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

        Income taxes:    The provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred taxes. Deferred taxes are computed using the asset and liability approach. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

        The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes, as of January 1, 2008. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements.

        The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

        Comprehensive Income:    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

        Advertising costs:    The Company expensed as incurred $53 and $51 of advertising costs during the years ended June 30, 2011 and 2010, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loss Contingencies:    Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

        Loan Commitments and Related Financial Instruments:    Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

        Fair Value of Financial Instruments:    Fair values of financial instruments are estimated using relevant market information. Changes in market conditions could significantly affect the estimates. For financial instruments where there is little or no relevant market information due to limited or no market activity, the Company estimates the fair value of these instruments through the use of a discounted present value of estimated cash flows technique, which includes the Company's own assumptions as to the amounts and timing of cash flows, adjusted for risk factors related to nonperformance and liquidity. The Company's assumptions are based on an exit price strategy and take into consideration the assumptions that a willing market participant would use about nonperformance and liquidity risk.

        Employee Stock Ownership Plan:    The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends, when paid, on allocated ESOP shares reduce retained earnings; dividends, when paid, on unearned ESOP shares reduce debt and accrued interest.

        Retirement Plans:    Profit sharing plan expense is the amount the Company's contribution to participants of the plan. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

        Bank Owned Life Insurance:    The Company has purchased life insurance policies on certain directors. Accounting guidance requires bank owned life insurance to be recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

        Reclassifications:    Some items in the prior year financial statements were reclassified to conform to the current presentation.

New Accounting Standards:

        ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements , requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company's should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The implementation of these amendments did not have a significant effect to our financial statements.

        ASU No. 2010-20, Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss In July 2010 requires additional information to assist financial statement users in assessing an entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has implemented the new standards as required.

        ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective for us July 1, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, we may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Implementation of these updates is not expected to have a significant impact to the financial statements.

        ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The primary purpose of the ASU is to conform the language in the fair value measurements guidance in U.S. GAAP and IFRS.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The ASU also clarifies how to apply existing fair value measurement and disclosure requirements. Further, the ASU requires additional disclosures about transfers between level 1 and 2 of the fair value hierarchy, quantitative information for level 3 inputs, and the level of the fair value measurement hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The ASU is effective for the interim reporting period ending March 31, 2012. The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on the Company's financial position, results of operations, or EPS.

        ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." The ASU requires presentation of the components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The update does not change the items presented in OCI and does not affect the calculation or reporting of EPS. The guidance is effective on January 1, 2012 and must be applied retrospectively for all periods presented. The Company has adopted the provisions in this ASU and has presented the components of other comprehensive income in a continuous statement.

NOTE 2—SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

        Debt, mortgage-backed and equity securities have been classified in the balance sheets according to management's intent. Investment securities at June 30, 2011 and 2010 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Held-to-maturity:
FHLMC mortgage-backed securities	$384	$27	$—	$411
GNMA mortgage-backed securities	8,651	411	—	9,062

Total held-to-maturity	$9,035	$438	$—	$9,473

Available-for-sale:
FHLMC common stock	$24	$4	$—	$28
U.S. Government agencies	30,387	216	—	30,603

Total available for sale	$30,411	$220	$—	$30,631

2010
Held-to-maturity:
FHLMC mortgage-backed securities	$545	$42	$—	$587
GNMA mortgage-backed securities	11,572	443	—	12,015

Total held-to-maturity	$12,117	$485	$—	$12,602

Available-for-sale—FHLMC common stock	$33	$—	$—	$33

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 2—SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY (Continued)

        The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security's anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

        At June 30, 2011 and 2010, the fair market value of the available for sale and held-to-maturity investment securities was greater than their respective amortized costs; therefore, no other-than-temporary impairment concerns related to these securities were present. During the years ended June 30, 2011 and 2010, management did record an other-than temporary impairment charge on the FHLMC common stock of $9 and $17, respectively based on management's evaluation of the length of time the FHLMC common stock had been impaired and the prospects for recoverability.

        The amortized cost and fair value of securities available for sale and held-to-maturity debt securities at June 30, 2011 and 2010, by contractual maturity, are summarized as follows:

	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one to five years	$30,387	$30,603	$—	$—
Due from five to ten years	—	—	545	587
Due after ten years
Mortgage backed securities	9,035	9,473	11,572	12,015

Total	$39,422	$40,076	$12,117	$12,602

        There were no sales of available-for-sale securities during each of the years ended June 30, 2011 and 2010. Maturities of held-to-maturity securities did not result in realized gains or losses during each of the years ended June 30, 2011 and 2010.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 3—LOANS

        Loans at June 30, 2011 and 2010 are as follows:

	June 30 2011	June 30 2010
Real estate loans:
One- to four-family	$249,064	$250,390
Multi-family	269	380
Home equity	466	510
Nonresidential	9,399	9,456
Construction and land	7,156	5,158

Total real estate loans	266,354	265,894
Consumer and other loans	985	1,012

Total loans	267,339	266,906
Net deferred loan fees	(1,677)	(1,690)
Allowance for loan losses	(749)	(888)

Loans, net	$264,913	$264,328

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 3—LOANS (Continued)

        The following tables present the activity in the allowance for loan losses for the year ended June 30, 2011 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2011 and the activity in the allowance for loan losses for the year ended June 30, 2010:

	Real estate
June 30, 2011	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$785	$6	$1	$57	$35	$4	$888
Provision	130	(2)	—	(1)	3	5	135
Charge-offs	(268)	—	—	—	—	(6)	(274)
Recoveries	—	—	—	—	—	—	—

Ending balance	$647	$4	$1	$56	$38	$3	$749

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$22	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	625	4	1	56	38	3	727

Total ending allowance balance:	$647	$4	$1	$56	$38	$3	$749

Loans:
Loans individually evaluated for impairment	$2,008	$—	$—	$—	$—	$—	$2,008
Loans collectively evaluated for impairment	247,056	269	466	9,399	7,156	985	265,331

Total ending loans balance	$249,064	$269	$466	$9,399	$7,156	$985	$267,339

June 30, 2010
Beginning balance	$258
Provision for loan losses	758
Loans charged off	(128)
Recoveries	—

Ending balance	$888

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 3—LOANS (Continued)

        The following table presents loans individually evaluated for impairment by portfolio class at June 30, 2011, including the average recorded investment balance and interest earned for the year ended June 30, 2011:

	Unpaid principal balance	Recorded investment	Related allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$1,600	$1,600	$—	$1,843	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate loans	1,600	1,600	—	1,843	—
Consumer and other loans	—	—	—	—	—

Total	$1,600	$1,600	$—	$1,843	$—

With recorded allowance:
Real estate loans:
One- to four-family	$408	$408	$22	$1,517	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate loans	408	408	22	1,517	—
Consumer and other loans	—	—	—	—	—

Total	$408	$408	$22	$1,517	$—

Totals:
Real estate	$2,008	$2,008	$22	$3,360	$—
Commercial and Consumer	—	—	—	—	—

Total	$2,008	$2,008	$22	$3,360	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 3—LOANS (Continued)

        Individually impaired loans at June 30, 2010 were as follows:

2010
Year-end loans with no allocated allowance for loan losses	$2,086
Year-end loans with allocated allowance for loan losses	2,626

Total	$4,712

        Interest income on impaired loans recognized using the cash method of accounting was not significant during the fiscal year 2010. The Company did not record a specific reserve for loans whose collateral value was in excess of the outstanding carrying value. The following table presents the aging of the recorded investment in past due loans at June 30, 2011 by portfolio class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 or more
Real estate loans:
One- to four-family	$3,741	$325	$1,567	$5,633	$243,431	$249,064	$—
Multi-family	—	—	—	—	269	269	—
Home equity	—	—	—	—	466	466	—
Nonresidential	—	—	—	—	9,399	9,399	—
Construction and land	54	—	—	54	7,102	7,156	—

Total real estate loans	3,795	325	1,567	5,687	260,667	266,354	—
Consumer and other loans	—	—	—	—	985	985	—

Total	$3,795	$325	$1,567	$5,687	$261,652	$267,339	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 3—LOANS (Continued)

        Non-performing loans at June 30, 2010 were as follows:

Loans past due 90 days and still on accrual	$764
Non-accrual loans	3,214

Total non-performing loans	$3,978

        Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

        There were no troubled debt restructures at June 30, 2011 and June 30, 2010.

        The Company utilizes a grading system whereby all loans are assigned a grade based on the risk profile of each loan. Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. All loans, regardless of size, are analyzed and are given a grade based upon the management's assessment of the ability of borrowers to service their debts.

        The Company uses the following definitions for loan grades:

  •
  Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the loan or of the institution's credit position at some future date.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 3—LOANS (Continued)

loan losses on a collective basis. Loans graded special mention through doubtful are individually evaluated for impairment, regardless of size.

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and Land	Consumer	Totals
Pass	$247,056	$269	$466	$9,399	$7,156	$985	$265,331
Special mention	12	—	—	—	—	—	12
Substandard	1,996	—	—	—	—	—	1,996
Doubtful	—	—	—	—	—	—	—

Total	$249,064	$269	$466	$9,399	$7,156	$985	$267,339

        Loans to principal officers, directors, and their affiliates during the years ending December 31, 2011 and 2010 were as follows:

	2011	2010
Beginning balance	$851	$870
New loans	—	—
Repayments	(20)	(19)

Ending balance	$831	$851

        Directors and officers of the Company are customers of the institution in the ordinary course of business. Loans of directors and executive officers have terms consistent with those offered to other customers. In the opinion of management, these loans do not involve more than normal risk of collectability nor do they present other unfavorable features.

NOTE 4—PREMISES AND EQUIPMENT

        Premises and equipment at June 30, 2011 and 2010 were as follows:

	2011	2010
Land	$783	$783
Buildings and improvements	4,489	4,481
Furniture, fixtures and equipment	1,266	1,272

	6,538	6,536
Less: Accumulated depreciation	(3,283)	(3,015)

	$3,255	$3,521

        Depreciation expense was $277 and $285 at June 30, 2011 and 2010, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 5—DEPOSITS

        Deposit accounts are as follows:

	2011		2010
	Amount	%	Amount	%
Transaction and passbook accounts:
NOW accounts (2011—0% to 0.50% 2010—0% to 0.75%)	$18,771	6.4%	$15,399	5.6%
Money market deposit accounts (2011—0.45% to 1.00% ; 2010 1.26%)	10,107	3.5%	9,338	3.4%
Savings and other (2011—0.25%% to 0.50% 2010—0.75%% to 1.00%)	34,044	11.6%	32,194	11.8%

Total transaction and passbook accounts	62,922	21.5%	56,931	20.9%

Savings certificates:
Less than 2.00%	140,973	48.2%	14,591	71.3%
2.00% to 2.99%	87,667	30.0%	179,827	7.2%
3.00% to 3.99%	818	0.3%	19,612	0.6%
Greater than 4.00%	89	0.0%	1,645	0.0%

Total savings certificates	229,547	78.5%	215,675	79.1%

Total	$292,469	100.0%	$272,606	100.0%

Weighted average interest rate	1.34%		2.13%

        At June 30, 2011 and 2010 deposit accounts with balances over $100 totaled approximately $91,027 and $70,472, respectively. Scheduled maturities of time deposits at June 30, 2011 for the next five years were as follows:

2011
2012	$187,052
2013	37,555
2014	3,668
2015	1,272

$229,547

        There are no time deposits scheduled to mature after 2015. The Company does not take brokered time deposits.

        Directors and executive officers were customers of and had transactions with the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1,762 and $2,836 at June 30, 2011 and 2010, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 6—BORROWING ARRANGEMENTS WITH THE FEDERAL HOME LOAN BANK

        The Company has credit available under a loan agreement with the FHLB in the amount of 11% of total assets (as defined), approximately $41,460 of availability at June 30, 2011. As a member of the FHLB, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range in maturities. Borrowings under the FHLB would mostly be secured by single family first mortgage loans. The Company had no advances from the FHLB as of June 30, 2011 and 2010 and recognized no interest expense for the respective years ended.

NOTE 7—INCOME TAXES

        Income tax expense for the years ended June 30, 2011 and 2010 was as follows:

	2011	2010
Current federal expense	$1,674	$1,450
Current state expense	307	275
Deferred federal benefit	(520)	(285)
Deferred state benefit	(95)	(33)

Total	$1,366	$1,407

        Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at June 30, 2011 and 2010:

	2011	2010
Deferred tax assets:
Deferred compensation	$320	$270
Charitable contribution	438
Allowance for loan losses	269	316
Other	99	—

Total deferred tax assets	1,126	586
Deferred tax liabilities:
FHLB stock dividends	(82)	(86)
Deferred loan fees, net	(304)	(299)
Basis difference in premises and equipment	(56)	(84)
Securities available for sale	(52)	—
Other	—	(48)

Total deferred tax liabilities	(494)	(517)

Net deferred tax asset	$632	$69

        Retained earnings as of June 30, 2011 and 2010 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Company pays

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 7—INCOME TAXES (Continued)

dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

        A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) for the years ended June 30, 2011 and 2010 is as follows:

	2011		2010
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$1,247	34.0%	$1,360	34.0%
Increase (decrease) resulting from:
State income tax expense	142	3.9%	158	3.9%
Life insurance benefits	(2)	(0.1)%	(8)	0.0%
Other—net	(21)	(0.6)%	(103)	(2.6)%

Total	$1,366	37.2%	$1,407	35.3%

        The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the statement of operations for the years ended June 30, 2011 and 2010. The Company is subject to U.S. federal income tax as well as income tax of the state of South Carolina. The Company is no longer subject to examination by taxing authorities for years before 2006.

NOTE 8—EMPLOYEE BENEFIT PLANS

        The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed. These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement. The directors vest ratably over periods established in the agreements. Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 6.69% to 8.87% at both June 30, 2011 and 2010, respectively. The total expense incurred under these plans for the years ended June 30, 2011 and 2010 was $71 and $75, respectively. The recorded liability for these agreements was $842 and $831 at June 30, 2011 and 2010, respectively, and is included in other accrued liabilities in the balance sheet.

        To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

        The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service. The Company has exercised this option in 2011 and 2010, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2011 and 2010 was $38 and $225, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 9—EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

        The Company established an ESOP concurrent with its conversion and reorganization from a mutual savings association into a two-tier mutual holding stock company, effective January 13, 2011. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends, when paid, on allocated ESOP shares reduce retained earnings; dividends, when paid, on unearned ESOP shares reduce debt and accrued interest.

        Participants receive the shares at the end of employment. No contributions were made to the plan during 2011. The expense recognized during 2011 was $60.

        Shares held by the ESOP at June 30, 2011 were as follows:

Allocated to participants	—
Unearned	248,820

Total ESOP shares	248,820

Fair value of unearned shares	$2,993,305

NOTE 10—COMMITMENTS

        Loan commitments and related activities:    Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

        The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2011 and 2010 was as follows:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$1,783	$—	$2,043	$—

        Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are for the purpose of financing the purchase, the refinance, or the construction of residential real estate. At June 30, 2011, these commitments have interest rates ranging from 4.50% to 7.25% and maturities ranging from 10 to 30 years. At June 30, 2010, these commitments have interest rates ranging from 4.88% to 5.25% and maturities ranging from 15 to 30 years.

        Financial instruments with off-balance-sheet risk:    The Company has no additional financial instruments with off-balance-sheet risk.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 10—COMMITMENTS (Continued)

        Leases and service agreements:    The Company leases office equipment under varying lease terms, which are noncancelable. Rent expense was approximately $51 and $53 for the years ended June 30, 2011 and 2010, respectively. Future minimum lease commitments under the non-cancelable operating leases are as follows:

Year	Operating Lease
2012	$50
2013	49
2014	49
2015	11
2016 and thereafter	2

Total	$161

        The Company is obligated under a 7-year service agreement with a third party, which expires on January 31, 2016. The third party provides electronic transaction services related to the deposit and loan cycles for the Company. Transaction processing service expense related to this agreement for the years ended June 30, 2011 and 2010 was $277 and $261, respectively, and is included in data processing expenses on the income statement.

NOTE 11—REGULATORY CAPITAL REQUIREMENTS

        Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2011, the Association met all capital adequacy requirements to which it is subject. Bank holding companies under $500 million in assets are not required to report regulatory capital ratios.

        Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2011 and 2010, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 11—REGULATORY CAPITAL REQUIREMENTS (Continued)

        The Association's actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets	$71,358	37.20%	$15,349	8.00%	$19,186	10.00%
Tier 1 (Core) Capital to risk weighted assets	70,630	36.82%	7,674	4.00%	11,512	6.00%
Tier 1 (Core) Capital to tangible assets	70,630	18.89%	11,222	3.00%	18,703	5.00%
Tangible Capital to tangible assets	70,630	18.89%	5,611	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets	$60,549	38.20%	$12,681	8.00%	$15,851	10.00%
Tier 1 (Core) Capital to risk weighted assets	59,661	37.64%	6,340	4.00%	9,511	6.00%
Tier 1 (Core) Capital to tangible assets	59,661	17.86%	10,022	3.00%	16,703	5.00%
Tangible Capital to tangible assets	59,661	17.86%	5,011	1.50%	N/A	N/A

        The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes this test is met.

        Dividend Restrictions—The Company's principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2011, the Association could, without prior approval, declare dividends of approximately $4,909 plus any 2011 net profits retained to the date of the dividend declaration.

NOTE 12—FAIR VALUE MEASUREMENTS

        Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

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

  Level 3:    Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

        The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

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

        Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and 2010 are summarized below:

Fair Value Measurements
Using Significant Other Observable Inputs
(Level 2)

	June 30 2011	June 30 2010
Financial assets:
FHLMC common stock	$28	$33
U.S. Government agencies	30,603	—

	$30,631	$33

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

        Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2011 and 2010 are summarized below:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)

	June 30 2011	June 30 2010
Assets:
Impaired loans, with specific allocations
Real estate loans:
One- to four-family	$386	$2,438
Multi-family	—	—
Home equity	—
Nonresidential	—	—
Construction and land	—	—

Total real estate loans	386	2,438
Consumer and other loans	—	—

Total loans	$386	$2,438

Real estate owned:
One- to four-family	$2,254	$751
Multi-family	—	—
Home equity	—	—
Nonresidential	—	—
Construction and land	—	—

Total foreclosed real estate	$2,254	$751

        Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had carrying amounts $386 and $2,438, which consists of the unpaid principal balances of $408 and $2,626 less valuation allowances of $22 and $188 for the years ended June 30, 2011 and 2010. The impact to the provision to loan losses from the change in the valuation allowances was $166 and $135 for the years ended June 30, 2011 and 2010, respectively.

        Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The outstanding balances of real estate owned and their respective valuation allowances at June 30, 2011 and 2010 were $2,288 and $34 and $771 and $20, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $303 and $42 for the years ending June 30, 2011 and 2010, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

        The carrying amounts and estimated fair values of the Company's on-balance sheet financial instruments at June 30, 2011 and 2010 are summarized below:

	June 30, 2011 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Securities available for sale	$30,631	$30,631	$33	$33
Securities held to maturity	9,035	9,473	12,117	12,602
Loans, net	264,913	280,458	264,328	280,228
Restricted equity securities	557	N/A	540	N/A
Financial liabilities
Deposits	292,469	302,053	272,606	275,504

        The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

        Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of restricted equity securities due to restrictions placed on transferability. The fair value of off-balance sheet items is not consider material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

NOTE 13—EARNINGS PER SHARE ("EPS")

        Basic EPS or loss per common share is determined by dividing net earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

2011
Net income	$2,299

Weighted average common shares outstanding	2,939,211
Less: Average unallocated ESOP shares	(115,217)

Average shares for basic EPS	2,823,994

Basic EPS	$0.81

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 13—EARNINGS PER SHARE ("EPS") (Continued)

        There were no potential dilutive common shares for the period presented; therefore, basic and diluted EPS are the same. The average common shares outstanding was computed using the days outstanding from January 13, 2011 (effective date of the conversion and reorganization) to June 30, 2011. There were no shares outstanding during the year ended June 30, 2010.

NOTE 14—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

        Oconee Federal Financial Corp. was formed on January 13, 2011. Condensed financial information of Oconee Federal Financial Corp. at June 30, 2011 and for the period of January 13, 2011 to June 30, 2011 is presented below:

CONDENSED BALANCE SHEET
JUNE 30, 2011

2011
ASSETS
Cash and cash equivalents	$7,137
ESOP loan receivable	2,488
Other	41
Investment in banking subsidiary	70,767

Total assets	$80,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	222
Shareholders' equity	80,211

Total liabilities and shareholders' equity	$80,433

CONDENSED STATEMENT OF INCOME
FOR THE PERIOD JANUARY 13, 2011 THROUGH JUNE 30, 2011

2011
Interest income	$41
Other expenses	26

Income before tax and undistributed subsidiary income	15

Income tax expense	—
Equity in subsidiary net income	1,050

Net income	$1,065

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2011 and 2010

(Dollars in thousands)

NOTE 14—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 13, 2011 THROUGH JUNE 30, 2011

2011
Cash Flows From Operating Activities
Net income	$1,065
Adjustments to reconcile net income to net cash from operating activities:
Stock issued to charitable foundation	1,257
Change in other assets	(41)
Equity in subsidiary net income	(1,050)

Net cash provided by operating activities	1,231

Cash Flows From Investing Activities
Equity investment in subsidiary	(11,114)

Net cash used in investing activities	(11,114)

Cash Flows from Financing Activities
Initial funding of Oconee Federal, MHC	(50)
Proceeds from sale of capital stock, net of issuance costs	17,292
Dividends paid	(222)

Net cash provided by financing activities	17,020

Change in cash and cash equivalents	7,137
Cash and cash equivalents, beginning of year	—

Cash and cash equivalents, end of period	$7,137

ITEM 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

  (a)
  Disclosure controls and procedures.    An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as June 30, 2011. Based upon that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer concluded that, as of June 30, 2011, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. During the period ended June 30, 2011, there has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year ending June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

  (b)
  Internal control over financial reporting.    During the year ended June 30, 2011, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Oconee Federal Financial Corp. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics will be furnished without charge upon written request to the Secretary, Oconee Federal Financial Corp., 201 East North Second Street, Seneca, South Carolina 29678.

        The information contained under the sections captioned "Proposal I—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.    Executive Compensation

        The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  (a)
  Securities Authorized for Issuance Under Stock-Based Compensation Plans.    As of June 30, 2011, there were no securities of the Company authorized for issuance under any stock-based compensation plans.

  (b)
  Security Ownership of Certain Beneficial Owners.    The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders" in the Proxy Statement.

  (c)
  Security Ownership of Management.    The information required by this item is incorporated herein by reference to the section captioned "Proposal I—Election of Directors" in the Proxy Statement.

  (d)
  Changes in Control.    Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference to the section captioned "Proposal I—Election of Directors—Transactions with Certain Related Persons" of the Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to the section captioned "Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Proxy Statement.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

3.1	Charter of Oconee Federal Financial Corp.(1)
3.2	Bylaws of Oconee Federal Financial Corp.(1)
4	Form of Common Stock Certificate(1)
10.1	Form of Employee Stock Ownership Plan(1)
10.2	Non-Qualified Salary Continuation Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore(1)
10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr.(1)
10.5	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.6	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and Curtis T. Evatt(1)
21	Subsidiaries of Registrant(1)

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registration Statement on Form S-1 (File no. 333-169419), as initially filed September 16, 2010, and as amended on November 2, 2010, November 8, 2010 and November 10, 2010.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCONEE FEDERAL FINANCIAL CORP.
Date: September 28, 2011	By:	/s/ T. RHETT EVATT T. Rhett Evatt President, Chief Executive Officer and Chairman (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ T. RHETT EVATT T. Rhett Evatt	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 28, 2011
/s/ CURTIS T. EVATT Curtis T. Evatt	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 28, 2011
/s/ HARRY B. MAYS, JR. Harry B. Mays, Jr.	Director	September 28, 2011
/s/ ROBERT N. MCLELLAN, JR. Robert N. McLellan, Jr.	Director	September 28, 2011
/s/ W. MAURICE POORE W. Maurice Poore	Director	September 28, 2011
/s/ CECIL T. SANDIFER, JR. Cecil T. Sandifer, Jr.	Director	September 28, 2011