Form 10-K/A
period 2011-06-30
Oconee Federal Financial Corp.
filed 2011-10-18
CIK 1501078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35033

Oconee Federal Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

Federal	32-0330122
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

201 East North Second Street, Seneca, South Carolina	29678
(Address of Principal Executive Offices)	(Zip Code)

(864) 882-2765

(Registrant’s Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

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

(1)           Yes ☒  No ☐       (2)           Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 27, 2011 there were 6,348,000 shares outstanding of the registrant’s common stock.  The Registrant was not a reporting company as of the end of its last completed second fiscal quarter.  The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of January 14, 2011 (the first day the Registrant’s shares were publicly traded) was $18.96 million.

Explanatory Note

This Form 10-K/A is being filed by Oconee Federal Financial Corp. (the “Company”) to amend its Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission on September 28, 2011 to include certain information regarding director independence required by Item 13 of the Annual Report on Form 10-K.

ITEM 13.                                         Certain Relationships and Related Transactions, and Director Independence

Rule 5605(b)(1) of the listing standards of the NASDAQ Stock Market generally requires that a majority of a listed company’s board of directors be “independent” as defined in Rule 5605(a)(2) of the listing standards.  Pursuant to Rule 5615(c)(2) of the listing standards, a listed company that is a “controlled corporation” is exempt from certain requirements of the listing standards, including that a majority of its board of directors be independent under the listing standards.  Because Oconee Federal, MHC owns more than 50% of the Company’s outstanding common stock, and therefore more than 50% of the voting power with respect to the election of directors, the Company is a “controlled corporation” within the meaning of Rule 5615(c)(1) of the listing standards, and accordingly, is exempt from the requirement that a majority of its board of directors be “independent.”  The Company is relying on this exemption due to the fact that three of its six directors, Messrs. T. Evatt, C. Evatt and Poore, are not “independent” within the meaning of the listing standards.

All other information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors — Transactions with Certain Related Persons”  of the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCONEE FEDERAL FINANCIAL CORP.

Date: October 18, 2011	By:	/s/ T. Rhett Evatt
T. Rhett Evatt
President, Chief Executive Officer and Chairman
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ T. Rhett Evatt	President, Chief Executive Officer and Chairman of the Board	October 18, 2011
T. Rhett Evatt	(Principal Executive Officer)

/s/ Curtis T. Evatt	Executive Vice President, Chief Financial Officer and Director	October 18, 2011
Curtis T. Evatt	(Principal Financial and Accounting Officer)

/s/ Harry B. Mays, Jr.	Director	October 18, 2011
Harry B. Mays, Jr.

/s/ Robert N. McLellan, Jr.	Director	October 18, 2011
Robert N. McLellan, Jr.

/s/ W. Maurice Poore	Director	October 18, 2011
W. Maurice Poore

/s/ Cecil T. Sandifer, Jr.	Director	October 18, 2011
Cecil T. Sandifer, Jr.