Form 10-Q
period 2011-09-30
Oconee Federal Financial Corp.
filed 2011-11-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

There were 6,348,000 shares of Common Stock, par value $.01 per share, outstanding as of  November 10, 2011.

Explanatory Note

On January 13, 2011, Oconee Federal Financial Corp. (the “Registrant”), headquartered in Seneca, South Carolina, became the holding company for Oconee Federal Savings and Loan Association following the mutual-to-stock conversion of Oconee Federal Savings and Loan Association. The financial statements for the three months ended September 30, 2010 are for Oconee Federal Savings and Loan Association.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

Part I

ITEM 1.    FINANCIAL STATEMENTS

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	June 30,
	2011	2011 (*)
	(Unaudited)
ASSETS
Cash and cash equivalents	$22,617	$11,453
Federal funds sold and overnight interest bearing deposits	33,913	49,377
Total cash and cash equivalents	56,530	60,830
Securities held to maturity (estimated fair value: September 30, 2011 - $9,225 and June 30, 2011 - $9,473)	8,718	9,035
Securities available for sale	35,705	30,631
Loans, net of allowance for loan losses of $723 and $749	264,904	264,913
Premises and equipment, net	3,234	3,255
Real estate owned, net	2,571	2,254
Accrued interest receivable
Loans	950	936
Investments	207	107
Restricted equity securities	557	557
Bank owned life insurance	369	369
Prepaid FDIC insurance premiums	452	488
Other assets	917	902

Total assets	$375,114	$374,277

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$2,473	$2,014
Interest bearing	289,298	290,455

Total deposits	291,771	292,469

Accrued interest payable and other liabilities	2,050	1,597

Total liabilities	293,821	294,066

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,348,000 shares outstanding at September 30, 2011 and June 30, 2011	63	63
Additional paid in capital	20,940	20,935
Retained earnings	62,493	61,516
Accumulated other comprehensive income	211	136
Unearned ESOP shares	(2,414)	(2,439)

Total shareholders’ equity	81,293	80,211

Total liabilities and shareholders’ equity	$375,114	$374,277

(*) Derived from audited financial statements.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	September 30,	September 30,
	2011	2010
Interest and dividend income:
Loans, including fees	$3,670	$3,678
Securities, taxable	172	129
Federal funds sold and other	29	20
Total interest income	3,871	3,827

Interest expense:
Deposits	946	1,376
Total interest expense	946	1,376

Net interest income	2,925	2,451

Provision for loan losses	28	69

Net interest income after provision for loan losses	2,897	2,382

Noninterest income:
Service charges on deposit accounts	18	23
Gains on sales of securities	67	—
Other	6	(15)
Total noninterest income	91	8

Noninterest expense:
Salaries and employee benefits	666	608
Occupancy and equipment	160	175
Data processing	75	60
Professional and supervisory fees	128	50
Office expense	27	16
Advertising	20	16
FDIC deposit insurance	41	64
Charitable contributions	—	4
Provison for real estate owned and related expenses	144	69
Other	120	23
Total noninterest expense	1,381	1,085

Income before income taxes	1,607	1,305
Income tax expense	630	493

Net income	$977	$812

Other comprehensive income, net of tax
Unrealized gain on securities available for sale, net of taxes	$78	$—
Reclassification adjustment for gains realized in income, net of taxes	(3)	—
Other comprehensive income	75	—

Comprehensive income	$1,052	$812

Net income per share:	$0.16	N/A
Dividends declared per share	$—	N/A

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(All amounts in thousands, except share data)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-In	Retained	Comprehensive	ESOP
	Stock	Capital	Earnings	Income	Shares	Total

Balance July 1, 2010	$—	$—	$59,661	$—	$—	$59,661
Other comprehensive income	—	—	—	—	—	—
Net income	—	—	812	—	—	812

Balance September 30, 2010	$—	$—	$60,473	$—	$—	$60,473

Balance July 1, 2011	$63	$20,935	$61,516	$136	$(2,439)	$80,211
Net income	—	—	977	—	—	977
Other comprehensive income	—	—	—	75	—	75
ESOP shares earned	—	5	—	—	25	30

Balance at September 30, 2011	$63	$20,940	$62,493	$211	$(2,414)	$81,293

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	September 30,	September 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$977	$812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28	69
Provision for real estate owned	71	32
Depreciation and amortization, net	91	77
Deferred loan fees, net of accretion	13	(10)
Deferred income tax benefit	(2)	—
Gain on sale of real estate owned	(12)	—
Gains on sales of securities	(67)	—
Loss from other-than-temporary impairment	4	9
ESOP compensation expense	30	—
Net change in operating assets and liabilities:
Accrued interest receivable	(114)	7
Accrued interest payable	(9)	409
Other	660	(116)
Net cash provided by operating activities	1,670	1,289

Cash Flows From Investing Activities
Purchases of premises and equipment	(38)	(15)
Purchases of securities available-for-sale	(15,233)	—
Proceeds from maturities, paydowns and calls of securities held-to-maturity	317	867
Proceeds from maturities, paydowns and calls of securities available for sale	130	—
Proceeds from sales of available-for-sale securities	10,182	—
Proceeds from sale of real estate owned	51	200
Loan originations and repayments, net	(459)	(899)
Net cash provided by (used in) investing activities	(5,050)	153

Cash Flows from Financing Activities
Net change in deposits	(698)	11,013
Dividends paid	(222)	—
Net cash provided by (used in) financing activities	(920)	11,013

Change in cash and cash equivalents	(4,300)	12,455

Cash and cash equivalents, beginning of year	60,830	49,792

Cash and cash equivalents, end of period	$56,530	$62,247

Cash paid during the period for:
Interest paid	$955	$967
Income taxes paid	$—	$—
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$427	$25

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(1)               BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp. (referred to herein as “the Company,” “we,” “us,” or “our”) include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (65.02%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2011 and June 30, 2011 and the results of operations and cash flows for the interim periods ended September 30, 2011 and 2010. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the year ended June 30, 2011.

(2)               NEW ACCOUNTING STANDARDS

ASU 2011-02, Receivables ( Topic 310 ): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective for us July 1, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, we may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Implementation of these updates did not have a significant impact to the consolidated financial statements.

In May 2011, the FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

 In June 2011, the FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has already complied with this update and the changes are reflected in our financial statements.

(3)               EARNINGS PER SHARE (“EPS”)

Basic EPS or loss per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

Three Months Ended
September 30,
2011

Net income	$977
Weighted average common shares outstanding	6,348,000
Less: Average unearned ESOP shares	(241,377)
Average shares for basic EPS	6,106,623
Basic EPS	$0.16

There were no potential dilutive common shares for the period presented; therefore, basic and diluted EPS are the same.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(4)               SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at September 30, 2011 and June 30, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011
Held to maturity:
FHLMC mortgage-backed securities	$356	$23	$—	$379
GNMA mortgage-backed securities	8,362	484	—	8,846
Total held-to-maturity	$8,718	$507	$—	$9,225

Available for sale:
FHLMC common stock	$20	$—	$—	$20
FNMA mortgage backed securities	2,520	43	—	2,563
FHLMC mortgage backed securities	2,522	12	—	2,534
U.S. Government agencies	30,299	343	(54)	30,588
Total available for sale	$35,361	$398	$(54)	$35,705

June 30, 2011
Held to maturity:
FHLMC mortgage-backed securities	$384	$27	$—	$411
GNMA mortgage-backed securities	8,651	411	—	9,062
Total held-to-maturity	$9,035	$438	$—	$9,473

Available for sale:
FHLMC common stock	$24	$4	$—	$28
U.S. Government agencies	30,387	216	—	30,603
Total available for sale	$30,411	$220	$—	$30,631

The following table shows securities with unrealized losses at September 30, 2011 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2011

U.S. Government agencies	$15,051	$(54)	$—	$—	$15,051	$(54)
Total temporarily impaired	$15,051	$(54)	$—	$—	$15,051	$(54)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

There were nine U.S. Government agency securities with an unrealized loss at September 30, 2011. None of the unrealized losses for these securities have been recognized in net income for the three months ended September 30, 2011 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date. There were no securities with unrealized losses at June 30, 2011.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security’s anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

During the three months ended September 30, 2011 and 2010, management recorded an other-than-temporary impairment charge on the FHLMC common stock of $4 and $9, respectively based on management’s evaluation of the length of time the FHLMC had been impaired and the prospects of recoverability.

The amortized cost and fair value of securities available for sale and held to maturity debt securities at September 30, 2011 by contractual maturity are summarized as follows:

	September 30, 2011
	Amortized	Estimated
	Cost	Fair Value

Due from one to five years	$22,852	$23,176
Due from five to ten years	7,447	7,412
Due after ten years	—	—
Mortgage backed securities	13,760	14,322
Total	$44,059	$44,910

Gross proceeds from sales of securities and gross gains for the three months ended September 30, 2011 were $10,182 and $67, respectively. There were no losses on sales. Additionally, there were no sales of securities for the three months ended September 30, 2010.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(5)     LOANS

The components of loans receivable at September 30, 2011 and June 30, 2011 were as follows:

	September 30,	June 30,
	2011	2011
Real estate loans:
One to four family	$248,157	$249,064
Multi-family	268	269
Home equity	446	466
Nonresidential	9,217	9,399
Construction and land	8,287	7,156
Total real estate loans	266,375	266,354
Consumer loans	942	985
Total loans	267,317	267,339
Net deferred loan fees	(1,690)	(1,677)
Allowance for loan losses	(723)	(749)
Loans, net	$264,904	$264,913

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2011 and the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at September 30, 2011:

September 30, 2011

	Real estate
	One to four family	Multi- family	Home equity	Nonresidential	Construction and land	Consumer	Total

Beginning balance	$647	$4	$1	$56	$38	$3	$749
Provision	44	—	—	—	(15)	(1)	28
Charge-offs	(54)	—	—	—	—	—	(54)
Recoveries	—	—	—	—	—	—	—
Ending allowance attributed to loans:	$637	$4	$1	$56	$23	$2	$723
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$21	$—	$—	$—	$—	$—	$21
Collectively evaluated for impairment	616	4	1	56	23	2	702
Total ending allowance balance:	$637	$4	$1	$56	$23	$2	$723

Loans:
Loans individually evaluated for impairment	$1,533	$—	$—	$—	$—	$—	$1,533
Loans collectively evaluated for impairment	246,624	268	446	9,217	8,287	942	265,784
Total ending loans balance	$248,157	$268	$446	$9,217	$8,287	$942	$267,317

The activity in the allowance for loan losses for the three months ended September 30, 2010 was as follows:

Three Months Ended
2010

Beginning balance	$888
Provision for loan losses	69
Loans charged off	(11)
Recoveries	—
Ending balance	$946

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at June 30, 2011:

June 30, 2011

	Real estate
	One to four family	Multi- family	Home equity	Nonresidential	Construction and land	Consumer	Total
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$22	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	625	4	1	56	38	3	727
Total ending allowance balance:	$647	$4	$1	$56	$38	$3	$749

Loans:
Loans individually evaluated for impairment	$2,008	$—		$—	$—	$—	$2,008
Loans collectively evaluated for impairment	247,056	269	466	9,399	7,156	985	265,331
Total ending loans balance	$249,064	$269	$466	$9,399	$7,156	$985	$267,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by portfolio segment at September 30, 2011 and June 30, 2011, including the average recorded investment balance and interest earned for the three months ended September 30, 2011 and year ended June 30, 2011:

	September 30, 2011					June 30, 2011
	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no recorded allowance:
Real estate loans:
One to four family	$849	$849	$—	$1,225	$—	$1,600	$1,600	$—	$1,843	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	849	849	—	1,225	—	1,600	1,600	—	1,843	—
Consumer loans	—	—	—	—	—	—	—	—	—	—
Total	$849	$849	$—	$1,225	$—	$1,600	$1,600	$—	$1,843	$—

With recorded allowance:
Real estate loans:
One to four family	$684	$684	$21	$546	$—	$408	$408	$22	$1,517	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	684	684	21	546	—	408	408	22	1,517	—
Consumer loans	—	—	—	—	—	—	—	—	—	—
Total	$684	$684	$21	$546	$—	$408	$408	$22	$1,517	$—

Total:
Real estate	$1,533	$1,533	$21	$1,771	$—	$2,008	$2,008	$22	$3,360	$—
Consumer	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans at September 30, 2011 and June 30, 2011 by portfolio class of loans:

September 30, 2011

							Accruing
							loans
	30-59	60-89	90 Days				past due 90
	Days	Days	or More	Total		Total	days or
	Past Due	Past Due	Past Due	Past Due	Current	Loans	more

Real estate loans:
One to four family	$2,694	$418	$1,502	$4,614	$243,543	$248,157	$508
Multi-family	—	—	—	—	268	268	—
Home equity	—	—	—	—	446	446	—
Nonresidential	—	—	—	—	9,217	9,217	—
Construction and land	31	—	—	31	8,256	8,287	—
Total real estate loans	2,725	418	1,502	4,645	261,730	266,375	508
Consumer	—	—	—	—	942	942	—
Total	$2,725	$418	$1,502	$4,645	$262,672	$267,317	$508

June 30, 2011

							Accruing
	30-59	60-89	90 Days				loans
	Days	Days	or More	Total		Total	past due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	or more
Real estate loans:
One to four family	$3,741	$325	$1,567	$5,633	$243,431	$249,064	$—
Multi-family	—	—	—	—	269	269	—
Home equity	—	—	—	—	466	466	—
Nonresidential	—	—	—	—	9,399	9,399	—
Construction and land	54	—	—	54	7,102	7,156	—
Total real estate loans	3,795	325	1,567	5,687	260,667	266,354	—
Consumer	—	—	—	—	985	985	—
Total	$3,795	$325	$1,567	$5,687	$261,652	$267,339	$—

Nonaccrual loans at September 30, 2011 and June 30, 2011 were $994 and $1,567, respectively. These loans are disclosed by portfolio segment above in the “90 days or more past due” column. Non-performing loans and loans past due 90 days and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

There were no troubled debt restructures at September 30, 2011 or June 30, 2011.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

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

At September 30, 2011 and June 30, 2011, and based on the most recent analyses performed, the loan grade for each loan by portfolio segment and class is as follows:

Real estate
One to four family		Multi-family		Home Equity		Nonresidential		Construction and Land		Consumer		Total
September 30,	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,
2011	2011	2011	2011	2011	2011	2011	2011	2011	2011	2011	2011	2011	2011

Pass	$246,624	$247,056	$268	$269	$446	$466	$9,217	$9,399	$8,287	$7,156	$942	$985	$265,784	$265,331
Special mention	31	12	—	—	—	—	—	—	—	—	—	—	31	12
Substandard	1,502	1,996	—	—	—	—	—	—	—	—	—	—	1,502	1,996
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total	$248,157	$249,064	$268	$269	$446	$466	$9,217	$9,399	$8,287	$7,156	$942	$985	$267,317	$267,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2011 and June 30, 2011:

Fair Value Measurements

Using Significant Other Observable Inputs

(Level 2)

	September 30,	June 30,
	2011	2011
Financial assets:
FHLMC common stock	$20	$28
FNMA mortgage backed securities	2,563	—
FHLMC mortgage backed securities	2,534	—
U.S. Government agencies	30,588	30,603
Total securities available for sale	$35,705	$30,631

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2011 and June 30, 2011 are summarized below:

Using Significant Unobservable Inputs

(Level 3)

	September 30,	June 30,
	2011	2011
Assets:
Impaired loans, with specific allocations
Real estate loans:
One to four family	$663	$386
Multi-family	—	—
Home equity	—
Nonresidential	—	—
Construction and land	—	—
Total real estate loans	663	386
Consumer and other loans	—	—
Total loans	$663	$386

Real estate owned:
One to four family	$2,571	$2,254
Multi-family	—	—
Home equity	—	—
Nonresidential	—	—
Construction and land	—	—
Total real estate owned	$2,571	$2,254

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $663 and $386 at September 30, 2011 and June 30, 2011, respectively. The carrying values included a valuation allowance of $21 and $22, respectively, resulting in a decrease in the provision for loan loss of $1 for the three months ended September 30, 2011 and an increase to the provision for loan losses of $166 for the year ended June 30, 2011.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The outstanding balances of real estate owned and their respective valuation allowances at September 30, 2011 and June 30, 2011 were $2,624 and $53 and $2,288 and $34, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $52 and $303 for the three months ended September 30, 2011 and the year ended June 30, 2011, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2011 and June 30, 2011 are summarized below:

	September 30,		June 30,
	2011		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Securities available for sale	$35,705	$35,705	$30,631	$30,631
Securities held to maturity	8,718	9,225	9,035	9,473
Loans, net	264,904	283,037	264,913	280,458
Restricted equity securities	557	N/A	557	N/A

Financial liabilities
Deposits	291,771	300,914	292,469	302,053

(7)           EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 13, 2011, employees participate in an Employee Stock Ownership Plan (ESOP). The ESOP borrowed from the Company to purchase 248,842 shares of common stock at $10 per share during 2011. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

Participants receive the shares at the end of employment. No contributions to the ESOP were made during the three months ended September 30, 2011. The expense recognized for the three months ended September 30, 2011 was $30.

Shares held by the ESOP at September 30, 2011 were as follows:

Committed to be released to participants	7,465
Allocated to participants	—
Unearned	241,377
Total ESOP shares	248,842

Fair value of unearned shares	$2,739,629

(8)           SUBSEQUENT EVENT

On October 20, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend will be payable to shareholders of record as of November 3, 2011 and will be paid on November 17, 2011.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Form 10-K Annual Report of Oconee Federal Financial Corp. as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on September 28, 2011.

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

Our total assets increased $837 thousand, or 0.22%, to $375.1 million at September 30, 2011 from $374.3 million at June 30, 2011. The increase was primarily due to an increase in securities available for sale of $5.1 million, or 16.56%, to $35.7 million at September 30, 2011 from $30.6 million at June 30, 2011. The increase in securities available for sale was offset by a decrease in cash and cash equivalents of $4.3 million, or 7.07%, to $56.5 million at September 30, 2011from $60.8 million at June 30, 2011. The continued increase in securities was due to a decrease in the demand for loans in our market area, the investment of deposit funds and the proceeds of our stock offering in securities instead of loans, and our desire to obtain a higher yield than the current yield rate on federal funds.

Total gross loans decreased by $22 thousand to $267.3 million at September 30, 2011. Our one to four family real estate loans decreased to $248.2 million at September 30, 2011 from $249.1 million at June 30, 2011 resulting from decreased demand in our market area.  The decrease in one to four family real estate loans was offset by an increase in construction and land loans to $8.3 million at September 30, 2011 from $7.2 million at June 30, 2011 resulting from increased demand for construction and land loans in our market area. All other loan categories decreased from June 30, 2011 to September 30, 2011 by $246 thousand.

Deposits decreased $698 thousand, or 0.24%, to $291.8 million at September 30, 2011 from $292.5 million at June 30, 2011. The decrease was primarily attributed to a decrease in certificates of deposit of $660 thousand, or 0.26%, to $228.9 million from $229.5 million, which was due to depressed interest rates payable on certificates of deposit. All other deposit categories had a net decrease of $38 thousand. We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2011.

We had no advances from the Federal Home Loan Bank of Atlanta as of September 30, 2011 or June 30, 2011. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of June 30, 2011), or approximately $41.2 million at September 30, 2011.

Total equity equaled $81.3 million at September 30, 2011, compared to $80.2 million at June 30, 2011. The increase of $1.1 million was primarily related to net income for the three months ended September 30, 2011 of $977 thousand and other comprehensive income of $75 thousand for the same period.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30,	June 30,
	2011	2011
	(Dollars in Thousands)
Non-accrual loans:
Real estate loans:
One to four family	$994	$1,567
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	994	1,567
Consumer and other loans	—	—
Total nonaccrual loans	$994	$1,567

Accruing loans past due 90 days or more:
Real estate loans:
One to four family	$508	$—
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	508	—
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	508	—
Total of nonaccrual and 90 days or more past due loans	$1,502	$1,567

Real estate owned
One to four family	$2,571	$2,254
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—
Other	—	—
Other nonperforming assets	—	—
Total nonperforming assets	4,073	3,821

Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$4,073	$3,821

Total nonperforming loans to total loans	0.57%	0.59%
Total nonperforming assets to total assets	1.09%	1.02%
Total nonperforming assets and troubled debt restructurings to total assets	1.09%	1.02%

There were no other loans that are not disclosed above where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $41 thousand and $169 thousand for the three months ended September 30, 2011 and 2010, respectively. Interest of $5 thousand and $2 thousand was recognized on these loans and is included in net income for the three months ended September 30, 2011 and 2010, respectively.

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

	For the Three Months Ended September 30,
	2011				2010
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$266,257		$3,670	5.47%	$265,670		$3,678	5.55%
Investment securities	45,132		172	1.51	11,566		129	4.47
Other interest-earning assets	35,895		29	0.32	53,401		20	0.15
Total interest-earning assets	347,284		3,871	4.42	330,637		3,827	4.64
Noninterest-earning assets	26,514				10,915
Total assets	$373,798				$341,552

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$16,333		$6	0.15%	$13,563		$10	0.29%
Money market deposits	10,072		11	0.43	8,983		21	0.94
Regular savings and other deposits	33,933		41	0.48	32,386		56	0.69
Certificates of Deposit	228,200		888	1.54	222,562		1,289	2.32
Total interest-bearing deposits	288,538		946	1.30	277,494		1,376	1.99
Total interest-bearing liabilities	$288,538		946		$277,494		1,376
Noninterest bearing deposits	2,149				1,971
Other noninterest-bearing liabilities	2,536				1,864
Total liabilities	293,223				281,329

Equity
Total equity	80,575				60,223
Total liabilities and equity	$373,798				$341,552

Net interest income			$2,925				$2,451
Interest rate spread				3.12%				2.65%
Net interest margin				3.34%				2.97%
Average interest-earning assets to average interest-bearing liabilities	1.20	X			1.19	X

Comparison of Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010

General. We recognized net income of $977 thousand for the three months ended September 30, 2011 as compared to net income of $812 thousand for the three months ended September 30, 2010. The increase of $165 thousand was attributable to an increase in net interest income, after the provision for loan losses, of $515 thousand, or 21.62%, for the three months ended September 30, 2011 and an increase in noninterest income of $83 thousand, offset partially by an increase in noninterest expense of $296 thousand, or 27.28% and an increase in income tax expense of $137 thousand, or 27.79%.

Interest Income. Interest income increased $44 thousand, or 1.15%, to $3.9 million for the three months ended September 30, 2011. The increase was largely due to an increase in the average balance of interest earning assets for the three months ended September 30, 2011 to $348.9 million from $330.6 million for the three months ended September 30, 2010, which was partially offset by a decrease in the yield on interest-earning assets to 4.42% for the three months ended September 30, 2011, compared to 4.64% for the three months ended September 30, 2010 in the lower market interest rate environment.

Interest income on loans remained relatively the same for the three months ended September 30, 2011 and 2010. The $2.3 million increase in the average balances of loans for the three months ended September 30, 2011 over the three months ended September 30, 2010 was offset by a slight decrease in the average yields to 5.47% from 5.55% for the same periods. The lower yields reflected a declining market interest rate environment during 2011 from 2010 and its impact on our portfolio, which was primarily comprised of one to four family residential mortgage loans. Interest income on investment securities increased by $43 thousand, or 33.33%, to $172 thousand for the three months ended September 30, 2011 from $129 thousand for the three months ended September 30, 2010, reflecting an increase in the average balance of such securities to $45.1 million from $11.6 million in 2010, which more than offset the decrease in the average yield on such securities to 1.51% from 4.47%.

Interest Expense. Interest expense decreased $430 thousand, or 31.25%, to $946 thousand for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010. The decrease reflected a decrease in the average rate paid on deposits in the three months ended September 30, 2011 to 1.30% from 1.99% in the three months ended September 30, 2010, which more than offset an increase in the average balance of deposits. Interest expense on certificates of deposit decreased $401 thousand, or 31.11%, to $888 thousand for the three months ended September 30, 2011 from $1.29 million for the three months ended September 30, 2010. An increase in the average balance of such certificates to $228.2 million from $222.6 million was more than offset by a decrease in the average cost of such certificates to 1.54% from 2.32%. The increase in average balance of our certificates of deposit resulted primarily from our customers seeking lower-risk investments in lieu of higher volatility equity investments during the three months ended September 30, 2011.

Interest expense on money market deposits, savings, NOW and demand deposits decreased $29 thousand, or 33.33%, to $58 thousand for the three months ended September 30, 2011 from $87 thousand for the three months ended September 30, 2010. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 0.37% from 0.63%, which more than offset the increased average balances of such deposits to $60.3 million for the three months ended September 30, 2011 from $54.9 million for the three months ended September 30, 2010.

Net Interest Income. Net interest income increased by $474 thousand, or 19.34%, to $2.9 million for the three months ended September 30, 2011 from $2.4 million for the three months ended September 30, 2010. The increase resulted from an increase in our interest rate spread to 3.12% from 2.65% and an increase in our net interest margin to 3.34% from 2.97% for the same periods. The increase in our interest rate spread was largely due to our declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve, and a slight increase in our average interest-earning assets to average interest-bearing liabilities to 1.20X for the three months ended September 30, 2011.

Provision for Loan Losses. We recorded a provision for loan losses of $28 thousand for the three months ended September 30, 2011, compared to a provision of $69 thousand for the three months ended September 30, 2010. Net charge offs for the three months ended September 30, 2011 were $54 thousand compared with $11 thousand for the three months ended September 30, 2010. The decrease in the provision for loan losses for the three months ended September 30, 2011 is reflective of the decrease in nonperforming loans to $1.5 million at September 30, 2011 from $4.9 million at September 30, 2010. The decrease in nonperforming loans is due primarily to an increase in foreclosure proceedings.

We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2011 and 2010.

Noninterest Income. Noninterest income increased by $83 thousand to $91 thousand for the three months ended September 30, 2011 from $8 thousand for the same period in 2010. The increase in noninterest income was primarily attributed to gains on sales of available for sale securities of $67 thousand and gains on sale of real estate owned of $12 thousand for the three months ended September 30, 2011.

Noninterest Expense. Noninterest expense increased $296 thousand to $1.4 million for the three months ended September 30, 2011. The increase was primarily attributable to an increase in salaries and employee benefits of $58 thousand, an increase in professional and supervisory fees of $78 thousand, an increase in the provision for other real estate owned related expenses of $75 thousand, and an increase in other noninterest expenses of $97 thousand, which primarily consisted of $63 thousand of license fees to the South Carolina Department of Revenue. These increases were offset partially by decreases in occupancy and equipment expense of $15 thousand and FDIC deposit insurance premiums of $23 thousand. The increase in salaries and employee benefits reflects increases raises and bonuses and stock based compensation expense associated with our ESOP expense for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010.

Income Tax Expense. Income tax expense for the three months ended September 30, 2011 was $630 thousand compared with $493 thousand for the three months ended September 30, 2010. Our effective income tax rate was 39.20% for the three months ended September 30, 2011 as compared with 37.78% for the same period ended 2010.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as defined), or approximately $41.2 million at September 30, 2011.

Common Stock Dividend Policy. The Company paid a dividend of $0.10 per share on July 19, 2011 to shareholders of record on July 7, 2011. In addition, on October 20, 2011, the Board of Directors declared a dividend of $0.10 per share, which will be paid on or about November 13, 2011 to shareholders of record on November 3, 2011. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.      LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

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

Date November 14, 2011

/s/ T. Rhett Evatt
T. Rhett Evatt
President and Chief Executive Officer

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Other Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. (*)

* Furnished, not filed