Form 10-Q
period 2011-12-31
Oconee Federal Financial Corp.
filed 2012-02-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2011

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

There were 6,348,000 shares of Common Stock, par value $.01 per share, outstanding as of February 10, 2012.

Explanatory Note

On January 13, 2011, Oconee Federal Financial Corp. (the “Registrant”), headquartered in Seneca, South Carolina, became the holding company for Oconee Federal Savings and Loan Association following the mutual-to-stock conversion of Oconee Federal Savings and Loan Association. The financial statements for the three and six months ended December 31, 2010 are for Oconee Federal Savings and Loan Association.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

PART I

ITEM 1.                FINANCIAL STATEMENTS

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	June 30,
	2011	2011 (*)
	(Unaudited)
ASSETS
Cash due from banks	$20,592	$11,453
Federal funds sold and overnight interest bearing deposits	37,218	49,377
Total cash and cash equivalents	57,810	60,830
Securities held to maturity (estimated fair value: December 31, 2011 - $9,738 and June 30, 2011 - $9,473)	9,281	9,035
Securities available for sale	43,062	30,631
Loans, net of allowance for loan losses of $736 and $749	257,617	264,913
Premises and equipment, net	3,245	3,255
Real estate owned, net	1,340	2,254
Accrued interest receivable
Loans	982	936
Investments	168	107
Restricted equity securities	557	557
Bank owned life insurance	375	369
Prepaid FDIC insurance premiums	417	488
Other assets	1,023	902

Total assets	$375,877	$374,277

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$2,827	$2,014
Interest bearing	290,243	290,455

Total deposits	293,070	292,469

Accrued interest payable and other liabilities	1,180	1,597

Total liabilities	294,250	294,066

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,348,000 shares outstanding at December 31, 2011 and June 30, 2011	63	63
Additional paid in capital	20,952	20,935
Retained earnings	62,756	61,516
Accumulated other comprehensive income	191	136
Unearned ESOP shares	(2,335)	(2,439)

Total shareholders’ equity	81,627	80,211

Total liabilities and shareholders’ equity	$375,877	$374,277

(*) Derived from consolidated audited financial statements.

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Interest and dividend income:
Loans, including fees	$3,638	$3,672	$7,308	$7,350
Securities, taxable	196	118	368	247
Federal funds sold and other	33	24	62	44
Total interest income	3,867	3,814	7,738	7,641

Interest expense:
Deposits	842	1,331	1,788	2,707
Total interest expense	842	1,331	1,788	2,707

Net interest income	3,025	2,483	5,950	4,934

Provision for loan losses	114	(16)	142	53

Net interest income after provision for loan losses	2,911	2,499	5,808	4,881

Noninterest income:
Service charges on deposit accounts	21	22	39	45
Gains on sales of securities	—	—	67	—
Other	35	(1)	41	(16)
Total noninterest income	56	21	147	29

Noninterest expense:
Salaries and employee benefits	758	634	1,424	1,242
Occupancy and equipment	167	192	327	367
Data processing	101	71	176	130
Professional and supervisory fees	115	54	243	104
Office expense	50	19	77	36
Advertising	17	11	37	27
FDIC deposit insurance	40	68	81	132
Charitable contributions	—	2	—	5
Provison for real estate owned and related expenses	193	107	337	139
Other	70	98	190	160
Total noninterest expense	1,511	1,256	2,892	2,342

Income before income taxes	1,456	1,264	3,063	2,568
Income tax expense	557	476	1,187	969

Net income	$899	$788	$1,876	$1,599

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale, net of taxes	$(20)	$—	$97	$—
Reclassification adjustment for gains realized in income, net of taxes	—	—	(42)	—
Other comprehensive income (loss)	(20)	—	55	—

Comprehensive income	$879	$788	$1,931	$1,599

Net income per share	$0.15	N/A	$0.31	N/A
Dividends declared per share	$0.10	N/A	$0.10	N/A

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-In	Retained	Comprehensive	ESOP
	Stock	Capital	Earnings	Income	Shares	Total

Balance July 1, 2010	$—	$—	$59,661	$—	$—	$59,661
Other comprehensive income	—	—	—	—	—	—
Net income	—	—	1,599	—	—	1,599

Balance December 31, 2010	$—	$—	$61,260	$—	$—	$61,260

Balance July 1, 2011	$63	$20,935	$61,516	$136	$(2,439)	$80,211
Net income	—	—	1,876	—	—	1,876
Other comprehensive income	—	—	—	55	—	55
Dividends			(636)			(636)
ESOP shares earned	—	17	—	—	104	121

Balance at December 31, 2011	$63	$20,952	$62,756	$191	$(2,335)	$81,627

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	December 31,	December 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$1,876	$1,599
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	142	53
Provision for real estate owned	200	139
Depreciation and amortization, net	306	137
Deferred loan fees, net of accretion	(70)	(18)
Deferred income tax benefit	(67)	(4)
Gain on sale of real estate owned	(34)	(12)
Gains on sales of securities	(67)	—
Loss from other-than-temporary impairment	7	9
ESOP compensation expense	121	—
Net change in operating assets and liabilities:
Accrued interest receivable	(185)	17
Accrued interest payable	(15)	(64)
Other	(347)	(598)
Net cash provided by operating activities	1,867	1,258

Cash Flows From Investing Activities
Purchases of premises and equipment	(156)	(8)
Purchases of securities held-to-maturity	(1,245)	—
Purchases of securities available-for-sale	(26,010)	—
Proceeds from maturities, paydowns and calls of securities held-to-maturity	983	1,808
Proceeds from maturities, paydowns and calls of securities available for sale	3,422	—
Proceeds from sales of available-for-sale securities	10,182	—
Proceeds from sale of real estate owned	1,336	246
Loan originations and repayments, net	6,636	(2,047)
Net cash used in investing activities	(4,852)	(1)

Cash Flows from Financing Activities
Net change in deposits	601	35,785
Dividends paid	(636)	—
Net cash provided by (used in) financing activities	(35)	35,785

Change in cash and cash equivalents	(3,020)	37,042

Cash and cash equivalents, beginning of year	60,830	49,792

Cash and cash equivalents, end of period	$57,810	$86,834

Cash paid during the period for:
Interest paid	$1,803	$2,771
Income taxes paid	$1,295	$1,000
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$588	$1,046

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(1)               BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp. (referred to herein as “the Company,” “we,” “us,” or “our”) include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (65.02%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2011 and June 30, 2011 and the results of operations and cash flows for the interim periods ended December 31, 2011 and 2010. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the year ended June 30, 2011.

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

In June 2011, the FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has already complied with this update and the changes are reflected in our financial statements.

(3)               EARNINGS PER SHARE (“EPS”)

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2011	2011

Net income	$899	$1,876
Weighted average common shares outstanding	6,348,000	6,348,000
Less: Average unearned ESOP shares	(237,439)	(238,700)
Average shares for basic EPS	6,110,561	6,109,300
Basic EPS	$0.15	$0.31

There were no potential dilutive common shares for the period presented; therefore, basic and diluted EPS are the same. There were no shares outstanding for the three and six months ended December 31, 2010.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(4)     SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2011 and June 30, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
Held to maturity:
Certificates of deposit	$1,245	$—	$(2)	1,243
FHLMC mortgage-backed securities	321	21	—	342
GNMA mortgage-backed securities	7,715	438	—	8,153
Total held-to-maturity	$9,281	$459	$(2)	$9,738

Available for sale:
FHLMC common stock	$17	$—	$—	$17
FNMA mortgage backed securities	8,013	45	(19)	8,039
FHLMC mortgage backed securities	4,495	20	(19)	4,496
U.S. Government agencies	30,228	314	(32)	30,510
Total available for sale	$42,753	$379	$(70)	$43,062

June 30, 2011
Held to maturity:
FHLMC mortgage-backed securities	$384	$27	$—	$411
GNMA mortgage-backed securities	8,651	411	—	9,062
Total held-to-maturity	$9,035	$438	$—	$9,473

Available for sale:
FHLMC common stock	$24	$4	$—	$28
U.S. Government agencies	30,387	216	—	30,603
Total available for sale	$30,411	$220	$—	$30,631

The following table shows securities with unrealized losses at December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2011

Certificates of deposit	1,243	(2)	—	—	1,243	(2)
FNMA mortgage backed securities	3,088	(19)	—	—	3,088	(19)
FHLMC mortgage backed securities	2,062	(19)	—	—	2,062	(19)
U.S. Government agencies	8,077	(32)	—	—	8,077	(32)
Total temporarily impaired	$14,470	$(72)	$—	$—	$14,470	$(72)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

There were five U.S. Government agency securities, five certificates of deposit, one FNMA and one FHLMC security with an unrealized loss at December 31, 2011. None of the unrealized losses for these securities have been recognized in net income for the three or six months ended December 31, 2011 because of the high credit quality of the securities, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date. There were no securities with unrealized losses at June 30, 2011.

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

During the six months ended December 31, 2011 and 2010, management recorded an other-than-temporary impairment charge on the FHLMC common stock of $7 and $9, respectively based on management’s evaluation of the length of time the FHLMC had been impaired and the prospects of recoverability.

The amortized cost and fair value of securities available for sale and held to maturity debt securities at December 31, 2011 by contractual maturity are summarized as follows:

	December 31, 2011
	Amortized	Estimated
	Cost	Fair Value

Due from one to five years	$25,568	$25,864
Due from five to ten years	5,905	5,889
Due after ten years	—	—
Mortgage backed securities	20,544	21,030
Total	$52,017	$52,783

Gross proceeds from sales of securities and gross gains for the three and six months ended December 31, 2011 were $10,182 and $67, respectively. There were no losses on sales. Additionally, there were no sales of securities for the three and six months ended December 31, 2010.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(5)     LOANS

The components of loans receivable at December 31, 2011 and June 30, 2011 were as follows:

	December 31,	June 30,
	2011	2011
Real estate loans:
One to four family	$239,435	$249,064
Multi-family	266	269
Home equity	458	466
Nonresidential	9,525	9,399
Construction and land	9,281	7,156
Total real estate loans	258,965	266,354
Consumer loans	995	985
Total loans	259,960	267,339
Net deferred loan fees	(1,607)	(1,677)
Allowance for loan losses	(736)	(749)
Loans, net	$257,617	$264,913

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2011 and the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at June 30, 2011:

	Real estate
Three Months Ended December 31, 2011	One to four family	Multi- family	Home equity	Nonresidential	Construction and land	Consumer	Total

Beginning balance	$637	$4	$1	$56	$23	$2	$723
Provision	110	—	—	1	3	—	114
Charge-offs	(101)	—	—	—	—	—	(101)
Recoveries	—	—	—	—	—	—	—
Ending allowance attributed to loans:	$646	$4	$1	$57	$26	$2	$736
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$30	$—	$—	$—	$—	$—	$30
Collectively evaluated for impairment	616	4	1	57	26	2	706
Total ending allowance balance:	$646	$4	$1	$57	$26	$2	$736

Loans:
Loans individually evaluated for impairment	$1,578	$—	$—	$—	$22	$—	$1,600
Loans collectively evaluated for impairment	237,857	266	458	9,525	9,259	995	258,360
Total ending loans balance	$239,435	$266	$458	$9,525	$9,281	$995	$259,960

	Real estate
Six Months Ended December 31, 2011	One to four family	Multi- family	Home equity	Nonresidential	Construction and land	Consumer	Total

Beginning balance	$647	$4	$1	$56	$38	$3	$749
Provision	154	—	—	1	(12)	(1)	142
Charge-offs	(155)	—	—	—	—	—	(155)
Recoveries	—	—	—	—	—	—	—
Ending allowance attributed to loans:	$646	$4	$1	$57	$26	$2	$736
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$30	$—	$—	$—	$—	$—	$30
Collectively evaluated for impairment	616	4	1	57	26	2	706
Total ending allowance balance:	$646	$4	$1	$57	$26	$2	$736

Loans:
Loans individually evaluated for impairment	$1,578	$—	$—	$—	$22	$—	$1,600
Loans collectively evaluated for impairment	237,857	266	458	9,525	9,259	995	258,360
Total ending loans balance	$239,435	$266	$458	$9,525	$9,281	$995	$259,960

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

	Real estate
June 30, 2011	One to four family	Multi- family	Home equity	Nonresidential	Construction and land	Consumer	Total
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$22	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	625	4	1	56	38	3	727
Total ending allowance balance:	$647	$4	$1	$56	$38	$3	$749

Loans:
Loans individually evaluated for impairment	$2,008	$—	$—	$—	$—	$—	$2,008
Loans collectively evaluated for impairment	247,056	269	466	9,399	7,156	985	265,331
Total ending loans balance	$249,064	$269	$466	$9,399	$7,156	$985	$267,339

The following table presents the activity in the allowance for loan losses for the three and six months ended December 31, 2010 was as follows:

Beginning balance	$946	$888
Provision for loan losses	(16)	53
Loans charged off	(50)	(61)
Ending balance	$880	$880

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by portfolio segment at December 31, 2011 and June 30, 2011, including the average recorded investment balance and interest earned for the six months ended December 31, 2011 and year ended June 30, 2011:

	December 31, 2011					June 30, 2011
	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no recorded allowance:
Real estate loans:
One to four family	$631	$631	$—	$1,116	$—	$1,600	$1,600	$—	$1,843	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	22	22	—	22	—	—	—	—	—	—
Total real estate loans	653	653	—	1,138	—	1,600	1,600	—	1,843	—
Consumer loans	—	—	—	—	—	—	—	—	—	—
Total	$653	$653	$—	$1,138	$—	$1,600	$1,600	$—	$1,843	$—

With recorded allowance:
Real estate loans:
One to four family	$947	$947	$30	$678	$—	$408	$408	$22	$1,517	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	947	947	30	678	—	408	408	22	1,517	—
Consumer loans	—	—	—	—	—	—	—	—	—	—
Total	$947	$947	$30	$678	$—	$408	$408	$22	$1,517	$—

Total:
Real estate	$1,600	$1,600	$30	$1,816	$—	$2,008	$2,008	$22	$3,360	$—
Consumer	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans at December 31, 2011 and June 30, 2011 by portfolio class of loans:

							Accruing
							loans
	30-59	60-89	90 Days				past due 90
	Days	Days	or More	Total		Total	days or
December 31, 2011	Past Due	Past Due	Past Due	Past Due	Current	Loans	more

Real estate loans:
One to four family	$6,381	$923	$1,372	$8,676	$230,759	$239,435	$352
Multi-family	—	—	—	—	266	266	—
Home equity	—	—	—	—	458	458	—
Nonresidential	—	—	—	—	9,525	9,525	—
Construction and land	139	—	—	139	9,142	9,281	—
Total real estate loans	6,520	923	1,372	8,815	250,150	258,965	352
Consumer	—	—	—	—	995	995	—
Total	$6,520	$923	$1,372	$8,815	$251,145	$259,960	$352

							Accruing
	30-59	60-89	90 Days				loans
	Days	Days	or More	Total		Total	past due 90
June 30, 2011	Past Due	Past Due	Past Due	Past Due	Current	Loans	or more
Real estate loans:
One to four family	$3,741	$325	$1,567	$5,633	$243,431	$249,064	$—
Multi-family	—	—	—	—	269	269	—
Home equity	—	—	—	—	466	466	—
Nonresidential	—	—	—	—	9,399	9,399	—
Construction and land	54	—	—	54	7,102	7,156	—
Total real estate loans	3,795	325	1,567	5,687	260,667	266,354	—
Consumer	—	—	—	—	985	985	—
Total	$3,795	$325	$1,567	$5,687	$261,652	$267,339	$—

Nonaccrual loans at December 31, 2011 and June 30, 2011 were $1,372 and $1,567, respectively. These loans are disclosed by portfolio segment above in the “90 days or more past due” column. Non-performing loans and loans past due 90 days and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

There were no troubled debt restructures at December 31, 2011 or June 30, 2011.

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

At December 31, 2011 and June 30, 2011, and based on the most recent analyses performed, the loan grade for each loan by portfolio segment and class is as follows:

	Real estate
	One to four family		Multi-family		Home Equity		Nonresidential		Construction and Land
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2011	2011	2011	2011	2011	2011	2011	2011	2011	2011

Pass	$237,857	$247,056	$266	$269	$458	$466	$9,525	$9,399	$9,259	$7,156
Special mention	—	12	—	—	—	—	—	—	—	—
Substandard	1,578	1,996	—	—	—	—	—	—	22	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$239,435	$249,064	$266	$269	$458	$466	$9,525	$9,399	$9,281	$7,156

	Consumer		Total
	December 31,	June 30,	December 31,	June 30,
	2011	2011	2011	2011

Pass	$995	$985	$258,360	$265,331
Special mention	—	—	—	12
Substandard	—	—	1,600	1,996
Doubtful	—	—	—	—
Total	$995	$985	$259,960	$267,339

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2011 and June 30, 2011:

Fair Value Measurements

Using Significant Other Observable Inputs

(Level 2)

	December 31,	June 30,
	2011	2011

Financial assets:
FHLMC common stock	$17	$28
FNMA mortgage backed securities	8,039	—
FHLMC mortgage backed securities	4,496	—
U.S. Government agencies	30,510	30,603
Total securities available for sale	$43,062	$30,631

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 and June 30, 2011 are summarized below:

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

	December 31,	June 30,
	2011	2011
Assets:
Impaired loans, with specific allocations
Real estate loans:
One- to four-family	$917	$386
Multi-family	—	—
Home equity	—	—
Nonresidential	—	—
Construction and land	—	—
Total real estate loans	917	386
Consumer and other loans	—	—
Total loans	$917	$386

Real estate owned:
One to four family	$1,340	$2,254
Multi-family	—	—
Home equity	—	—
Nonresidential	—	—
Construction and land	—	—
Total real estate owned	$1,340	$2,254

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $917 and $386 at December 31, 2011 and June 30, 2011, respectively. The carrying values included a valuation allowance of $30 and $22, respectively, resulting in an increase in the provision for loan loss of $8 for the six months ended December 31, 2011 and an increase to the provision for loan losses of $166 for the year ended June 30, 2011.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The outstanding balances of real estate owned and their respective valuation allowances at December 31, 2011 and June 30, 2011 were $1,381 and $41 and $2,288 and $34, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $200 and $139 for the six months ended December 31, 2011 and December 31, 2010 respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2011 and June 30, 2011 are summarized below:

	December 31,		June 30,
	2011		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Securities available for sale	$43,062	$43,062	$30,631	$30,631
Securities held to maturity	9,281	9,738	9,035	9,473
Loans, net	257,617	275,038	264,913	280,458
Restricted equity securities	557	N/A	557	N/A

Financial liabilities
Deposits	293,070	301,394	292,469	302,053

It was not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.

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

Participants receive the shares at the end of employment. No contributions to the ESOP were made during the six months ended December 31, 2011. The expense recognized for the three and six months ended December 31, 2011 was $91 and $121, respectively.

Shares held by the ESOP at December 31, 2011 were as follows:

Committed to be released to participants	—
Allocated to participants	15,389
Unearned	233,453
Total ESOP shares	248,842

Fair value of unearned shares	$2,801,436

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(8)                                 SUBSEQUENT EVENTS

On January 19, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend will be payable to stockholders of record as of February 2, 2012, and will be paid on February 16, 2012.

On January 19, 2012, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to purchase up to 125,000 of its issued and outstanding shares of common stock, which represents approximately 6.0% of the Company’s issued and outstanding shares (excluding shares that Oconee Federal, MHC currently holds). The repurchase program will commence after the filing of this Form 10-Q. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as treasury shares.

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

•                  our ability to enter new markets and capitalize on growth opportunities;

•                  our reliance on a small effective staff;

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Form 10-K Annual Report of Oconee Federal Financial Corp. as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

Our total assets increased $1.6 million, or 0.43%, to $375.9 million at December 31, 2011 from $374.3 million at June 30, 2011. The increase was primarily due to an increase in securities available for sale of $12.43 million, or 40.58%, to $43.1 million at December 31, 2011 from $30.6 million at June 30, 2011. The increase in securities available for sale was offset by a decrease in cash and cash equivalents of $3.0 million, or 4.9%, to $57.8 million at December 31, 2011from $60.8 million at June 30, 2011 and a decrease in net loans of $7.3 million, or 2.75%, to $257.6 million at December 31, 2011. The continued increase in securities was due to a decrease in the demand for loans in our market area, the investment of deposit funds and the proceeds of our stock offering in securities instead of loans, and our desire to obtain a higher yield than the current yield rate on federal funds.

Total gross loans decreased by $7.4 million to $260.0 million at December 31, 2011 from $267.3 million at June 30, 2011. Our one to four family real estate loans decreased by $9.6 million at December 31, 2011 to $239.4 million at December 31, 2011 from $249.1 million at June 30, 2011 resulting from decreased demand in our market area.  The decrease in one to four family real estate loans was offset by an increase in construction and land loans to $9.3 million at December 31, 2011 from $7.2 million at June 30, 2011 resulting from increased demand for construction and land loans in our market area. All other loan categories increased slightly from June 30, 2011 to December 31, 2011 by $125 thousand.

Deposits increased $601 thousand, or 0.21%, to $293.1 million at December 31, 2011 from $292.5 million at June 30, 2011. The increase was primarily attributed to an increase money market and NOW and demand deposits of $1.4 million, or 4.8%, offset by decreases in certificates of deposits of $332 thousand and regular savings and other deposits of $288 thousand.  We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended December 31, 2011.

We had no advances from the Federal Home Loan Bank of Atlanta as of December 31, 2011 or June 30, 2011. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of December 31, 2011), or approximately $41.3 million.

Total equity equaled $81.6 million at December 31, 2011, compared to $80.2 million at June 30, 2011. The increase of $1.4 million was primarily related to net income for the six months ended December 31, 2011 of $1.9 million less $636 thousand in dividends for the same period.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31,	June 30,
	2011	2011
	(Dollars in Thousands)
Non-accrual loans:
Real estate loans:
One to four family	$998	$1,567
Multi-family	—	—
Non-residential	—	—
Construction and land	22	—
Total real estate loans	1,020	1,567
Consumer and other loans	—	—
Total nonaccrual loans	$1,020	$1,567

Accruing loans past due
90 days or more:
Real estate loans:
One to four family	$352	$—
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	352	—
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	352	—
Total of nonaccrual and 90 days or more past due loans	$1,372	$1,567

Real estate owned
One to four family	$1,340	$2,254
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—
Other	—	—
Other nonperforming assets	—	—
Total nonperforming assets	2,712	3,821

Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$2,712	$3,821

Total nonperforming loans to total loans	0.53%	0.59%
Total nonperforming assets to total assets	0.72%	1.02%
Total nonperforming assets and troubled debt restructurings to total assets	0.72%	1.02%

There were no other loans that are not disclosed above where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $33 thousand and $156 thousand for the six months ended December 31, 2011 and 2010, respectively. Interest of $11 thousand and $19 thousand was recognized on these loans and is included in net income for the six months ended December 31, 2011 and 2010, respectively.

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

	For the Three Months Ended December 31,
	2011				2010
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$261,133		$3,638	5.53%	$266,189		$3,672	5.47%
Investment securities	49,361		196	1.58	10,695		118	4.38
Other interest-earning assets	36,222		33	0.36	70,702		24	0.13
Total interest-earning assets	346,716		3,867	4.42	347,586		3,814	4.35
Noninterest-earning assets	28,913				11,046
Total assets	$375,629				$358,632

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$16,005		$3	0.07%	$14,004		$10	0.28%
Money market deposits	10,507		8	0.30	9,014		17	0.75
Regular savings and other deposits	34,251		86	1.00	37,919		53	0.55
Certificates of Deposit	228,695		745	1.29	232,591		1,251	2.31
Total interest-bearing deposits	289,458		842	1.15	293,528		1,331	1.80
Total interest-bearing liabilities	$289,458		842		$293,528		1,331
Noninterest bearing deposits	2,761				2,163
Other noninterest-bearing liabilities	1,933				1,924
Total liabilities	294,152				297,615

Equity
Total equity	81,477				61,017
Total liabilities and equity	$375,629				$358,632

Net interest income			$3,025				$2,483
Interest rate spread				3.27%				2.55%
Net interest margin				3.46%				2.83%
Average interest-earning assets to average interest-bearing liabilities	1.20	X			1.18	X

	For the Six Months Ended December 31,
	2011				2010
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$263,695		$7,308	5.50%	$265,931		$7,350	5.58%
Investment securities	47,247		368	1.55	11,129		247	4.40
Other interest-earning assets	56,124		62	0.22	62,052		44	0.14
Total interest-earning assets	367,066		7,738	4.18	339,112		7,641	4.47
Noninterest-earning assets	7,651				10,983
Total assets	$374,717				$350,095

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$15,920		$9	0.11%	$13,927		$20	0.28%
Money market deposits	10,289		16	0.30	8,999		38	0.83
Regular savings and other deposits	34,088		195	1.14	34,968		109	0.06
Certificates of Deposit	228,451		1,568	1.36	227,576		2,540	2.21
Total interest-bearing deposits	288,748		1,788	1.23	285,470		2,707	1.88
Total interest-bearing liabilities	$288,748		1,788		$285,470		2,707
Noninterest bearing deposits	2,455				2,108
Other noninterest-bearing liabilities	2,776				1,893
Total liabilities	293,979				289,471

Equity
Total equity	80,739				60,624
Total liabilities and equity	$374,717				$350,095

Net interest income			$5,950				$4,934
Interest rate spread				2.95%				2.59%
Net interest margin				3.22%				2.89%
Average interest-earning assets to average interest-bearing liabilities	1.27	X			1.19	X

Comparison of Operating Results for the Three Months Ended December 31, 2011 and December 31, 2010

General. We recognized net income of $899 thousand for the three months ended December 31, 2011 as compared to net income of $788 thousand for the three months ended December 31, 2010. The increase of $111 thousand was attributable to an increase in net interest income, after the provision for loan losses, of $412 thousand, or 16.49%, for the three months ended December 31, 2011 and an increase in noninterest income of $35 thousand, offset partially by an increase in noninterest expense of $255 thousand, or 20.30%, and an increase in income tax expense of $81 thousand, or 17.02%.

Interest Income. Interest income increased $53 thousand, or 1.39%, to $3.9 million for the three months ended December 31, 2011. The increase was largely due to an increase in the yield on interest earning assets for the three months ended December 31, 2011 to 4.42% from 4.35% for the three months ended December 31, 2010, which was partially offset by a decrease in the average balances on interest-earning assets to $346.7 million for the three months ended December 31, 2011, from $347.6 million for the three months ended December 31, 2010 in the lower market interest rate environment.

Interest income on loans decreased by $34 thousand, or 0.93%, to $3.6 million for the three months ended December 31, 2011 from $3.7 million for the three months ended December 31, 2010. The decrease resulted from a decrease in the average balances of loans of $5.1 million for the three months ended December 31, 2011 to $261.1 million at December 31, 2011 from $266.2 million for the three months ended December 31, 2010. The decrease in average balances in loans was offset partially by an increase in the yields on loans to 5.53% for the three months ended December 31, 2011 from 5.47% for the three months ended December 31, 2011. Interest income on investment securities increased by $78 thousand to $196 thousand for the three months ended December 31, 2011 from $118 thousand for the three months ended December 31, 2010. The increase reflected an increase in the average balance of securities to $49.4 million for the three months ended December 31, 2011 from $10.7 million for the three months ended December 31, 2010. The increase in average balances offset the decrease in yields on such securities to 1.58% from 4.38% for the same periods.

Interest Expense. Interest expense decreased $489 thousand, or 36.74%, to $842 thousand for the three months ended December 31, 2011 from $1.3 million for the three months ended December 31, 2010. The decrease reflected a decrease in the average rate paid on deposits in the three months ended December 31, 2011 to 1.15% from 1.80% in the three months ended December 31, 2010 and a decrease in the average balance of deposits of $4.1 million to $289.4 million from $293.5 for the same periods. The largest decrease in interest expense came from certificates of deposit, which decreased $506 thousand, or 40.45%, which was partially offset by an increase in interest expense on regular savings and other deposits of $33 thousand in 2011.

Net Interest Income. Net interest income increased by $542 thousand, or 21.83%, to $3.0 million for the three months ended December 31, 2011 from $2.5 million for the three months ended December 31, 2010. The increase resulted from an increase in our interest rate spread to 3.27% from 2.55% and an increase in our net interest margin to 3.46% from 2.83% for the same periods. The increase in our interest rate spread was largely due to our declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve, and a slight increase in our average interest-earning assets to average interest-bearing liabilities to 1.20X for the three months ended December 31, 2011.

Provision for Loan Losses. We recorded a provision for loan losses of $114 thousand for the three months ended December 31, 2011, compared to a credit in our provision of $16 thousand for the three months ended December 31, 2010. Net charge offs for the three months ended December 31, 2011 were $101 thousand compared with $50 thousand for the three months ended December 31, 2010. The increase in the provision for loan losses for the three months ended December 31, 2011 is reflective of the increase in net charge offs during the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2011 and 2010.

Noninterest Income. Noninterest income increased by $35 thousand to $56 thousand for the three months ended December 31, 2011 from $21 thousand for the same period in 2010. The increase in noninterest income was primarily attributed to gains on sales of $34 thousand on real estate owned.

Noninterest Expense. Noninterest expense increased $255 thousand to $1.5 million for the three months ended December 31, 2011. The increase was primarily attributable to an increase in salaries and employee benefits of $124 thousand, an increase in professional and supervisory fees of $61 thousand, an increase in the provision for real estate owned and related expenses of $86 thousand, and an increase in data processing and office expenses of $61 thousand in 2011. These increases were offset partially by decreases in occupancy and equipment expense of $25 thousand and FDIC deposit insurance premiums of $28 thousand. The increase in salaries and employee benefits reflects increases in raises and bonuses and stock based compensation expense associated with our ESOP for the three months ended December 31, 2011 as compared with the three months ended December 31, 2010.

Income Tax Expense. Income tax expense for the three months ended December 31, 2011 was $557 thousand compared with $476 thousand for the three months ended December 31, 2010. Our effective income tax rate was 38.26% for the three months ended December 31, 2011 as compared with 37.66% for the same period ended 2010.

Comparison of Operating Results for the Six Months Ended December 31, 2011 and December 31, 2010

General. We recognized net income of $1.9 million for the six months ended December 31, 2011 as compared to net income of $1.6 million for the six months ended December 31, 2010. The increase of $277 thousand was attributable to an increase in net interest income, after the provision for loan losses, of $927 thousand, or 18.99%, for the six months ended December 31, 2011 and an increase in noninterest income of $118 thousand, offset partially by an increase in noninterest expense of $550 thousand, or 23.48%, and an increase in income tax expense of $218 thousand, or 22.50%.

Interest Income. Interest income increased $97 thousand, or 1.27%, to $7.7 million for the six months ended December 31, 2011. The increase was largely due to an increase in the average balance of interest earning assets for the six months ended December 31, 2011 to $367.1 million from $339.1 million for the six months ended December 31, 2010, which was partially offset by a decrease in the yield on interest-earning assets to 4.18% for the six months ended December 31, 2011, compared to 4.47% for the six months ended December 31, 2010 in the lower market interest rate environment.

Interest income on loans decreased by $42 thousand, or 0.57%, to $7.3 million for the six months ended December 31, 2011, which reflected both a decrease in the yield on loans to 5.50% for the six months ended December 31, 2011from 5.58% for the six months ended December 31, 2010 and a decrease in the average balance of loans to $263.7 million from $265.9 million for the same periods. The lower yields reflected a declining market interest rate environment during 2011 from 2010 and its impact on our portfolio, which was primarily comprised of one to four family residential mortgage loans and a declining demand for those loans. Interest income on investment securities increased by $121 thousand, or 48.99%, to $368 thousand for the six months ended December 31, 2011 from $247 thousand for the six months ended December 31, 2010, reflecting an increase in the average balance of such securities to $47.2 million from $11.1 million in 2010, which more than offset the decrease in the average yield on such securities to 1.55% from 4.40%.

Interest Expense. Interest expense decreased $919 thousand, or 33.95%, to $1.8 million for the six months ended December 31, 2011 from $2.7 million for the six months ended December 31, 2010. The decrease reflected a decrease in the average rate paid on deposits in the six months ended December 31, 2011 to 1.23% from 1.88% in the six months ended December 31, 2010, which more than offset an increase in the average balance of deposits of $3.3 million. Interest expense on certificates of deposit decreased $972 thousand, or 38.27%, to $1.6 million for the six months ended December 31, 2011 from $2.5 million for the six months ended December 31, 2010. An increase in the average balance of such certificates to $228.5 million from $227.6 million was more than offset by a decrease in the average cost of such certificates to 1.36% from 2.21%. The increase in average balance of our certificates of deposit resulted primarily from our customers seeking lower-risk investments in lieu of higher volatility equity investments during the six months ended December 31, 2011.

Interest expense on money market deposits, savings, NOW and demand deposits increased $53 thousand, or 31.74%, to $220 thousand for the six months ended December 31, 2011 from $167 thousand for the six months ended December 31, 2010. The increase reflected the increase in the average balances of such deposits to $60.3 million for the six months ended December 31, 2011 from $57.9 million for the six months ended December 31, 2010.

Net Interest Income. Net interest income increased by $1.1 million, or 20.59%, to $6.0 million for the six months ended December 31, 2011 from $4.9 million for the six months ended December 31, 2010. The increase resulted from an increase in our average interest-earning assets to average interest-bearing liabilities to 1.27X for the six months ended December 31, 2011 from 1.19X for the six months ended December 31, 2010. The increase in the average interest-earning assets to average interest-bearing liabilities more than offset the declines in our interest spread and margin to 2.95% and 3.22%, respectively, for the six months ended December 31, 2011 from 2.59% and 2.89%, respectively, for the six months ended December 31, 2010.

Provision for Loan Losses. We recorded a provision for loan losses of $142 thousand for the six months ended December 31, 2011, compared to a provision of $53 thousand for the six months ended December 31, 2010. Net charge offs for the six months ended December 31, 2011 were $154 thousand compared with $61 thousand for the six months ended December 31, 2010. The increase in the provision for loan losses for the six months ended December 31, 2011 is reflective of the increase in net charge offs during the six months ended December 31, 2011 compared to the six months ended December 31, 2010.

We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2011 and 2010.

Noninterest Income. Noninterest income increased by $118 thousand to $147 thousand for the six months ended December 31, 2011 from $29 thousand for the same period in 2010. The increase in noninterest income was primarily attributed to gains on sales of available for sale securities of $67 thousand and gains on sale of real estate owned of $46 thousand for the six months ended December 31, 2011.

Noninterest Expense. Noninterest expense increased $550 thousand to $2.9 million for the six months ended December 31, 2011. The increase was primarily attributable to an increase in salaries and employee benefits of $182 thousand, an increase in professional and supervisory fees of $139 thousand, and an increase in the provision for real estate owned and related expenses of $198 thousand. These increases were offset partially by decreases in occupancy and equipment expense of $40 thousand and FDIC deposit insurance premiums of $51 thousand. The increase in salaries and employee benefits reflects increases raises and bonuses and stock based compensation expense associated with our ESOP expense for the six months ended December 31, 2011 as compared with the six months ended December 31, 2010.

Income Tax Expense. Income tax expense for the six months ended December 31, 2011 was $1.2 million compared with $969 thousand for the six months ended December 31, 2010. Our effective income tax rate was 38.75% for the six months ended December 31, 2011 as compared with 37.73% for the same period ended 2010.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets, or approximately $41.3 million at December 31, 2011.

Common Stock Dividend Policy. The Company declared a dividend of $0.10 per share on October 20, 2011, payable to stockholders of record as of November 3, 2011. The dividend was paid on November 17, 2011. In addition, on January 19, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend will be payable to stockholders of record as of February 2, 2012, and will be paid on February 16, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 14, 2012

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

101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language):
	(i) (ii) (iii)	Consolidated Balance Sheets Consolidated Statements of Income and Other Comprehensive Income Consolidated Statements of Shareholders’ Equity
	(iv) (v)	Consolidated Statements of Cash Flows, and Notes to The Consolidated Financial Statements (*)

(*)      Furnished, not filed