Form 10-Q
period 2012-03-31
Oconee Federal Financial Corp.
filed 2012-05-15
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

There were 6,348,000 shares of Common Stock, par value $.01 per share, outstanding as of May 7, 2012.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

PART I

ITEM 1.  FINANCIAL STATEMENTS

	March 31,	June 30,
	2012	2011 (*)
	(Unaudited)
ASSETS
Cash and due from banks	$18,864	$11,453
Federal funds sold and overnight interest bearing deposits	30,384	49,377
Total cash and cash equivalents	49,248	60,830
Securities held to maturity (estimated fair value:
March 31, 2012 - $9,282 and June 30, 2011 - $9,473)	8,843	9,035
Securities available for sale	55,484	30,631
Loans, net of allowance for loan losses of $818 and $749	255,717	264,913
Premises and equipment, net	3,199	3,255
Real estate owned, net	897	2,254
Accrued interest receivable
Loans	944	936
Investments	286	107
Restricted equity securities	564	557
Bank owned life insurance	387	369
Prepaid FDIC insurance premiums	380	488
Other assets	928	902

Total assets	$376,877	$374,277

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$3,137	$2,014
Interest bearing	290,123	290,455

Total deposits	293,260	292,469

Accrued interest payable and other liabilities	1,454	1,597

Total liabilities	294,714	294,066

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,348,000 shares outstanding at March 31, 2012 and June 30, 2011	63	63
Additional paid in capital	20,958	20,935
Retained earnings	63,133	61,516
Accumulated other comprehensive income	302	136
Unearned ESOP shares	(2,293)	(2,439)

Total shareholders’ equity	82,163	80,211

Total liabilities and shareholders’ equity	$376,877	$374,277

(*) Derived from audited consolidated financial statements.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Interest and dividend income:
Loans, including fees	$3,511	$3,662	$10,819	$11,012
Securities, taxable	240	106	608	353
Federal funds sold and other	30	23	92	67
Total interest income	3,781	3,791	11,519	11,432

Interest expense:
Deposits	747	1,199	2,535	3,906
Total interest expense	747	1,199	2,535	3,906

Net interest income	3,034	2,592	8,984	7,526

Provision for loan losses	82	(6)	224	47

Net interest income after provision for loan losses	2,952	2,598	8,760	7,479

Noninterest income:
Service charges on deposit accounts	21	22	60	67
Gains on sales of securities	22	—	89	—
Other	15	5	50	(11)
Total noninterest income	58	27	199	56

Noninterest expense:
Salaries and employee benefits	700	664	2,124	1,906
Occupancy and equipment	165	173	492	540
Data processing	61	88	237	218
Professional and supervisory fees	118	67	361	171
Office expense	38	27	115	62
Advertising	14	9	51	36
FDIC deposit insurance	42	77	123	209
Charitable contributions	1	1,677	1	1,683
Provison for real estate owned and related expenses	199	78	536	217
Other	90	94	280	255
Total noninterest expense	1,428	2,954	4,320	5,297

Income before income taxes	1,582	(329)	4,639	2,238
Income tax expense (benefit)	634	(132)	1,821	837

Net income (loss)	$948	$(197)	$2,818	$1,401

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale, net of taxes	$111	$5	$208	$11
Reclassification adjustment for gains realized in income, net of taxes	—	—	(42)	(6)
Other comprehensive income	111	5	166	5

Comprehensive income (loss)	$1,059	$(192)	$2,984	$1,406

Net income (loss) per share	$0.16	$(0.04)	$0.46	$0.81
Dividends declared per share	$0.10	$0.10	$0.20	$0.10

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-In	Retained	Comprehensive	ESOP
	Stock	Capital	Earnings	Income	Shares	Total

Balance July 1, 2010	$—	$—	$59,661	$—	$—	$59,661

Net income	—	—	1,401	—	—	1,401
Other comprehensive income	—	—	—	5	—	5
Common stock issued to Oconee Federal MHC, 4,127,470	41	(41)	—	—	—	—
Initial funding of Oconee Federal, MHC		(50)	—	—	—	(50)
Common stock issued to Charitable Foundation, 125,690	1	1,256	—	—	—	1,257
Common stock issued in initial public offering, 2,094,840 shares, net of issuance costs $1,166	21	19,760	—	—	(2,489)	17,292
Dividends (1)	—	—	(222)	—	—	(222)
ESOP shares earned	—	5	—	—	25	30

Balance March 31, 2011	$63	$20,930	$60,840	$5	$(2,464)	$79,374

Balance July 1, 2011	$63	$20,935	$61,516	$136	$(2,439)	$80,211

Net income	—	—	2,818	—	—	2,818
Other comprehensive income	—	—	—	166	—	166
Dividends (1)	—	—	(1,201)	—	—	(1,201)
ESOP shares earned	—	23	—	—	146	169

Balance March 31, 2012	$63	$20,958	$63,133	$302	$(2,293)	$82,163

(1)          On March 24, 2011 and on June 23, 2011 cash dividends of $0.10 per share were declared on 2,220,530 of the 6,348,000 shares outstanding at March 31, 2011 and June 30, 2011, respectively.  Oconee Federal, MHC, the Company’s mutual holding company was granted a dividend payment waiver from the Office of Thrift Supervision for the 4,127,470 of Company shares held by Oconee Federal, MHC. Cash dividends of $0.10 per share were declared on October 20, 2011 for all shareholders of record as of November 3, 2011. Cash dividends of $0.10 per share were declared on January 19, 2012 for all stockholders of record as of February 2, 2012.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	March 31,	March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$2,818	$1,401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	224	47
Provision for real estate owned	349	217
Depreciation and amortization, net	341	222
Deferred loan fees, net of accretion	(78)	4
Deferred income tax expense (benefit)	4	(644)
Gain on sale of real estate owned	(46)	(7)
Gains on sales of securities	(89)	—
Loss from other-than-temporary impairment	7	9
Stock issued to charitable foundation	—	1,257
ESOP compensation expense	169	30
Net change in operating assets and liabilities:
Accrued interest receivable	(187)	44
Accrued interest payable	(11)	89
Other	(168)	407
Net cash provided by operating activities	3,333	3,076

Cash Flows From Investing Activities
Purchases of premises and equipment	(116)	(11)
Purchases of securities held-to-maturity	(1,743)	—
Purchases of securities available-for-sale	(38,998)	—
Proceeds from maturities, paydowns and calls of securities held-to-maturity	1,908	2,665
Purchases of restricted equity securities	(7)	(17)
Proceeds from maturities, paydowns and calls of securities available for sale	3,838	—
Proceeds from sales of available-for-sale securities	10,509	—
Proceeds from sale of real estate owned	1,642	261
Loan (originations) and repayments, net	8,462	(2,943)
Net cash used in investing activities	(14,505)	(45)

Cash Flows from Financing Activities
Net change in deposits	791	23,493
Initial funding of Oconee Federal, MHC	—	(50)
Proceeds from sale of capital stock, net of issuance costs		17,292
Dividends paid	(1,201)	(222)
Net cash provided by (used in) financing activities	(410)	40,513

Change in cash and cash equivalents	(11,582)	43,544

Cash and cash equivalents, beginning of year	60,830	49,792

Cash and cash equivalents, end of period	$49,248	$93,336

Cash paid during the period for:
Interest paid	$2,546	$3,995
Income taxes paid	$1,850	$1,300
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$588	$1,516
Unrealized gains on securities available for sale, net of taxes	$166	$5

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(1)               BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp. (referred to herein as “the Company,” “we,” “us,” or “our”), which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”),  have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (65.02%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012 and June 30, 2011 and the results of operations and cash flows for the interim periods ended March 31, 2012 and 2011. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the year ended June 30, 2011.

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

In May 2011, the FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The Company has complied with this update, and the effect of applying this standard is reflected in our notes to the consolidated financial statements.

In June 2011, the FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, FASB issued ASU 2011-12, which defers the effective date of this requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components for net income and other comprehensive income.  Early adoption is permitted. The Company has already complied with this update and the changes are reflected in our consolidated financial statements.

(3)               EARNINGS PER SHARE (“EPS”)

Basic EPS share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2012	2011	2011

Net income (loss)	$948	$2,818	$(197)	$1,401
Weighted average common shares outstanding	6,348,000	6,348,000	5,501,600	1,087,095
Less: Average unearned ESOP shares	(232,179)	(237,403)	(215,644)	(70,832)
Average shares for basic EPS	6,115,821	6,110,597	5,285,956	1,016,263
Basic EPS (loss)	$0.16	$0.46	$(0.04)	$0.81

There were no potential dilutive common shares for the period presented; therefore, basic and diluted EPS are the same. The average common shares outstanding for the three and nine months ended March 31, 2011was computed for both periods using the days outstanding from January 13, 2011 (effective date of the conversion and reorganization) to March 31, 2011.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(4)     SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2012 and June 30, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012
Held to maturity:
Certificates of deposit	$1,743	$5	$(1)	1,747
FHLMC mortgage-backed securities	—	—	—	—
GNMA mortgage-backed securities	7,100	435	—	7,535
Total held-to-maturity	$8,843	$440	$(1)	$9,282

Available for sale:
FHLMC common stock	$24	$1	$—	$25
FNMA mortgage backed securities	10,134	71	(4)	10,201
FHLMC mortgage backed securities	14,688	52	(31)	14,709
U.S. Government agencies	30,156	407	(14)	30,549
Total available for sale	$55,002	$531	$(49)	$55,484

June 30, 2011
Held to maturity:
FHLMC mortgage-backed securities	$384	$27	$—	$411
GNMA mortgage-backed securities	8,651	411	—	9,062
Total held-to-maturity	$9,035	$438	$—	$9,473

Available for sale:
FHLMC common stock	$24	$4	$—	$28
U.S. Government agencies	30,387	216	—	30,603
Total available for sale	$30,411	$220	$—	$30,631

The following table shows securities with unrealized losses at March 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2012

Certificates of deposit	497	(1)	—	—	497	(1)
FNMA mortgage backed securities	2,558	(4)	—	—	2,558	(4)
FHLMC mortgage backed securities	7,727	(31)	—	—	7,727	(31)
U.S. Government agencies	4,463	(14)	—	—	4,463	(14)
Total temporarily impaired	$15,245	$(50)	$—	$—	$15,245	$(50)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

There were three U.S. Government agency securities, two certificates of deposit, three FNMA and one FHLMC security with an unrealized loss at March 31, 2012. None of the unrealized losses for these securities have been recognized in net income for the three or nine months ended March 31, 2012 because of the high credit quality of the securities, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date. There were no securities with unrealized losses at June 30, 2011.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security’s anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

During the nine months ended March 31, 2012 and 2011, management recorded an other-than-temporary impairment charge on the FHLMC common stock of $7 and $30, respectively based on management’s evaluation of the length of time the FHLMC had been impaired and the prospects of recoverability.

The amortized cost and fair value of securities available for sale and held to maturity debt securities at March 31, 2012 by contractual maturity are summarized as follows:

	March 31, 2012
	Amortized	Estimated
	Cost	Fair Value

Due from one to five years	$28,495	$28,880
Due from five to ten years	3,404	3,416
Due after ten years	24	25
Mortgage backed securities	31,922	32,445
Total	$63,845	$64,766

Gross proceeds from sales of securities and gross realized gains for the three and nine months ended March 31, 2012 were $327 and $22 and $10,509 and $89, respectively. There were no losses on sales. Additionally, there were no sales of securities for the three and nine months ended March 31, 2011.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(5)     LOANS

The components of loans receivable at March 31, 2012 and June 30, 2011 were as follows:

	March 31,	June 30,
	2012	2011
Real estate loans:
One to four family	$238,917	$249,064
Multi-family	266	269
Home equity	446	466
Nonresidential	9,388	9,399
Construction and land	8,181	7,156
Total real estate loans	257,198	266,354
Consumer loans	936	985
Total loans	258,134	267,339
Net deferred loan fees	(1,599)	(1,677)
Allowance for loan losses	(818)	(749)
Loans, net	$255,717	$264,913

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2012 and the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method March 31, 2012:

	Real estate
Three Months Ended March 31, 2012	One to four family	Multi- family	Home equity	Nonresidential	Construction and land	Consumer	Total

Beginning balance	$646	$4	$1	$57	$26	$2	$736
Provision	85	—	(1)	—	(2)	—	82
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending allowance attributed to loans:	$731	$4	$—	$57	$24	$2	$818

Allowance for loan losses at March 31, 2012:
Ending allowance attributed to loans:
Individually evaluated for impairment	$82	$—	$—	$—	$—	$—	$82
Collectively evaluated for impairment	649	4	1	56	24	2	736
Total ending allowance balance:	$731	$4	$1	$56	$24	$2	$818

Loans at March 31, 2012:
Loans individually evaluated for impairment	$2,787	$—	$—	$—	$—	$—	$2,787
Loans collectively evaluated for impairment	236,130	266	446	9,388	8,181	936	255,347
Total ending loans balance	$238,917	$266	$446	$9,388	$8,181	$936	$258,134

	Real estate
Nine Months Ended March 31, 2012	One to four family	Multi- family	Home equity	Nonresidential	Construction and land	Consumer	Total

Beginning balance	$647	$4	$1	$56	$38	$3	$749
Provision	239	—	—	—	(14)	(1)	224
Charge-offs	(155)	—	—	—	—	—	(155)
Recoveries	—	—	—	—	—	—	—
Ending allowance attributed to loans:	$731	$4	$1	$56	$24	$2	$818

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method June 30, 2011:

	Real estate
	One to four family	Multi- family	Home equity	Nonresidential	Construction and land	Consumer	Total
Allowance for loan losses at June 30, 2011:
Ending allowance attributed to loans:
Individually evaluated for impairment	$22	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	625	4	1	56	38	3	727
Total ending allowance balance:	$647	$4	$1	$56	$38	$3	$749

Loans at June 30, 2011:
Loans individually evaluated for impairment	$2,008	$—		$—	$—	$—	$2,008
Loans collectively evaluated for impairment	247,056	269	466	9,399	7,156	985	265,331
Total ending loans balance	$249,064	$269	$466	$9,399	$7,156	$985	$267,339

The following table presents the activity in the allowance for loan losses for the three and nine months ended March 31, 2011 was as follows:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2011	2011

Beginning balance	$880	$888
Provision for loan losses	(6)	47
Loans charged off	(1)	(62)
Recoveries	—	—
Ending balance	$873	$873

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by portfolio segment at March 31, 2012 and June 30, 2011, including the average recorded investment balance and interest earned for the nine months ended March 31, 2012 and year ended June 30, 2011:

	March 31, 2012					June 30, 2011
	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no recorded allowance:
Real estate loans:
One to four family	$853	$853	$—	$1,227	$—	$1,600	$1,600	$—	$1,843	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	853	853	—	1,227	—	1,600	1,600	—	1,843	—
Consumer loans	—	—	—	—	—	—	—	—	—	—
Total	$853	$853	$—	$1,227	$—	$1,600	$1,600	$—	$1,843	$—

With recorded allowance:
Real estate loans:
One to four family	$1,934	$1,934	$82	$1,171	$—	$408	$408	$22	$1,517	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	1,934	1,934	82	1,171	—	408	408	22	1,517	—
Consumer loans	—	—	—	—	—	—	—	—	—	—
Total	$1,934	$1,934	$82	$1,171	$—	$408	$408	$22	$1,517	$—

Total:
Real estate	$2,787	$2,787	$82	$2,398	$—	$2,008	$2,008	$22	$3,360	$—
Consumer	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans at March 31, 2012 and June 30, 2011 by portfolio class of loans:

							Accruing
							loans
	30-59	60-89	90 Days				past due 90
	Days	Days	or More	Total		Total	days or
March 31, 2012	Past Due	Past Due	Past Due	Past Due	Current	Loans	more

Real estate loans:
One to four family	$3,544	$125	$2,367	$6,036	$232,881	$238,917	$137
Multi-family	—	—	—	—	266	266	—
Home equity	—	—	—	—	446	446	—
Nonresidential	—	—	—	—	9,388	9,388	—
Construction and land	—	—	—	—	8,181	8,181	—
Total real estate loans	3,544	125	2,367	6,036	251,162	257,198	137
Consumer	1	—	—	1	935	936	—
Total	$3,545	$125	$2,367	$6,037	$252,097	$258,134	$137

							Accruing
	30-59	60-89	90 Days				loans
	Days	Days	or More	Total		Total	past due 90
June 30, 2011	Past Due	Past Due	Past Due	Past Due	Current	Loans	or more

Real estate loans:
One to four family	$3,741	$325	$1,567	$5,633	$243,431	$249,064	$—
Multi-family	—	—	—	—	269	269	—
Home equity	—	—	—	—	466	466	—
Nonresidential	—	—	—	—	9,399	9,399	—
Construction and land	54	—	—	54	7,102	7,156	—
Total real estate loans	3,795	325	1,567	5,687	260,667	266,354	—
Consumer	—	—	—	—	985	985	—
Total	$3,795	$325	$1,567	$5,687	$261,652	$267,339	$—

Nonaccrual loans at March 31, 2012 and June 30, 2011 were $2,390 and $1,567, respectively. These loans are disclosed by portfolio segment above in the “90 days or more past due” column at June 30, 2011 and in the “90 days or more past due” and the “30-59 days past due” columns at March 31, 2012.  Included in the 30-59 days past due column are $160 thousand of nonaccrual loans that are in the process of foreclosure at March 31, 2012.  Non-performing loans and loans past due 90 days and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

There were no troubled debt restructures at March 31, 2012 or June 30, 2011.

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

At March 31, 2012 and June 30, 2011, and based on the most recent analyses performed, the loan grade for each loan by portfolio segment and class is as follows:

	Real estate
	One to four family		Multi-family		Home Equity		Nonresidential		Construction and Land
	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Pass	$236,129	$247,056	$266	$269	$446	$466	$9,388	$9,399	$8,181	$7,156
Special mention	87	12	—	—	—	—	—	—	—	—
Substandard	2,701	1,996	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$238,917	$249,064	$266	$269	$446	$466	$9,388	$9,399	$8,181	$7,156

	Consumer		Total
	March 31,	June 30,	March 31,	June 30,
	2012	2011	2012	2011

Pass	$936	$985	$255,346	$265,331
Special mention	—	—	87	12
Substandard	—	—	2,701	1,996
Doubtful	—	—	—	—
Total	$936	$985	$258,134	$267,339

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

Investment Securities:

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

Impaired Loans:

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

Real estate owned:

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2012 and June 30, 2011:

	Fair Value Measurements
	(Level 2)	(Level 2)
	March 31,	June 30,
	2012	2011
Financial assets:
FHLMC common stock	$25	$28
FNMA mortgage backed securities	10,201	—
FHLMC mortgage backed securities	14,709	—
U.S. Government agencies	30,549	30,603
Total securities available for sale	$55,484	$30,631

The table below presents assets measured at fair value on a non-recurring basis by level at March 31, 2012 and June 30, 2011:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
	March 31,	March 31,	June 30,	June 30,
	2012	2012	2011	2011
Financial assets:
Certificates of deposit	$1,747	$—	$—	$—
FHLMC mortgage-backed securities	—	—	411	—
GNMA mortgage-backed securities	7,535	—	9,062	—
Total securities held to maturity	9,282	—	9,473	—

Non-financial assets:
Impaired real estate loans, with specific allocations
One- to four-family	—	1,852	—	386

Real estate owned:
One- to four-family	—	897	—	2,254
Total non-financial assets	—	2,749	—	2,640
Total assets measured at fair value on a non-recuring basis	$9,282	$2,749	$9,473	$2,640

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,852 and $386 at March 31, 2012 and June 30, 2011, respectively.  The carrying values included a valuation allowance of $82 and $22, respectively, resulting in an increase in the provision for loan loss of $60 for the nine months ended March 31, 2012 and an increase to the provision for loan losses of $166 for the year ended June 30, 2011.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Real estate owned is carried at the lower of carrying value or fair value less costs to sell.  The outstanding balances of real estate owned and their respective valuation allowances at March 31, 2012 and June 30, 2011 were $920 and $23 and $2,288 and $34, respectively.  The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $349 and $303 for the nine months ended March 31, 2012 and year ended June 30, 2011, respectively.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2012:

	Level 3 Quantitative Information at March 31, 2012
				Range
	Fair Value	Valuation Technique(s)	Unobservable Inputs(s)	(Weighted Average)
Impaired real estate loans, with specific allocations
One-to four-family	$1,852	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)

Real estate owned:
One-to four-family	$897	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2012 and June 30, 2011 are summarized below:

		Fair Value at
		March 31, 2012
	Carrying
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available for sale	$55,484	—	$55,484	$—	$55,484
Securities held to maturity	8,843	—	9,282	—	9,282
Loans, net	255,717	—	272,174	—	—
Restricted equity securities	564	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$293,260	$—	$300,094	$—	$—

	June 30,
	2011
	Carrying	Fair
	Amount	Value
Financial assets
Securities available for sale	$30,631	$30,631
Securities held to maturity	9,035	9,473
Loans, net	264,913	280,458
Restricted equity securities	557	N/A

Financial liabilities
Deposits	$292,469	$302,053

It was not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.

(7)           EMPLOYEE STOCK OWNERSHIP PLAN

Employees participate in an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed from the Company to purchase 248,842 shares of the Company’s common stock at $10 per share during 2011. The Company makes discretionary contributions to the ESOP, and pays dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

Participants receive the shares at the end of employment. No contributions to the ESOP were made during the nine months ended March 31, 2012. The expense recognized for the three and nine months ended March 31, 2012 was $48 and $169, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Shares held by the ESOP at March 31, 2012 were as follows:

Committed to be released to participants	2,548
Allocated to participants	15,389
Unearned	230,905
Total ESOP shares	248,842

Fair value of unearned shares	$2,673,880

(8)           SUBSEQUENT EVENTS

On April 5, 2012, the stockholders of the Company approved the Oconee Federal Financial Corp. 2012 Equity Incentive Plan (the “Plan”),  authorizing the issuance of up to 435,472 shares of the Company’s common stock, with no more than 124,420 shares as restricted stock awards and 311,052 as stock options, either incentive stock options or non-qualified stock options.   The exercise price of options granted under the Plan may not be less than the fair market value on the date the stock option is granted.  The Compensation Committee of the Board of Directors has sole discretion to determine the amount and to whom equity incentive awards are granted.  On April 27, 2012, the Compensation Committee of the Board of Directors of the Company granted stock options and restricted stock under Plan to its directors and certain of its officers, including its named executive officers.  A total of 62,208 stock options and 24,884 shares of restricted stock were granted to directors.  In addition, a total of 171,078 stock options and 62,210 shares of restricted stock were granted to officers.  Stock options and restricted stock vest ratably over periods ranging from five to seven years, and stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.  Subsequent to this issuance of stock options and restricted stock awards, there were 115,092 shares available for future grants under the Plan.

On April 19, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock.  The dividend will be payable to stockholders of record as of May 3, 2012, and will be paid on or about May 17, 2012.

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

•      changes in consumer borrowing, spending or savings habits, including a lack of consumer confidence in financial institutions;

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

•      our reliance on a small executive staff;

•                  changes in accounting policies and practices as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies:

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

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

Our total assets increased $2.6 million, or 0.69%, to $376.9 million at March 31, 2012 from $374.3 million at June 30, 2011. The increase was primarily due to an increase in securities available for sale of $24.9 million, or 81.14%, to $55.5 million at March 31, 2012 from $30.6 million at June 30, 2011.  The increase in securities available for sale was offset by a decrease in cash and cash equivalents of $11.6 million, or 19.04%, to $49.2 million at March 31, 2012 from $60.8 million at June 30, 2011 and a decrease in net loans of $9.2 million, or 3.47%, to $255.7 million at March 31, 2012 from $264.9 million at June 30, 2011. The continued increase in securities was due to a decrease in the demand for loans in our market area, the investment of deposit funds and the proceeds of our stock offering in securities instead of loans, and our desire to obtain a higher yield than the current yield rate on federal funds.

Total gross loans decreased by $9.2, or 3.4%, million to $258.1 million at March 31, 2012 from $267.3 million at June 30, 2011.  Our one to four family real estate loans decreased by $10.2 million, or 4.2%, to $238.9 million at March 31, 2012 from $249.1 million at June 30, 2011 resulting from decreased demand in our market area.  The decrease in one to four family real estate loans was offset by an increase in construction and land loans to $8.2 million at March 31, 2012 from $7.2 million at June 30, 2011 resulting from increased demand for construction and land loans of $1.0 million, or 14.3%, in our market area.  All other loan categories decreased slightly from June 30, 2011 to March 31, 2012 by $83 thousand.

Deposits increased $791 thousand, or 0.27%, to $293.3 million at March 31, 2012 from $292.5 million at June 30, 2011.  The increase was primarily attributed to an increase in NOW and demand deposits of $1.5 million, an increase in money market deposits of $1.4 million and an increase in regular savings and other of $945 thousand, offset by a decrease in certificate of deposits of $3.1 million.  We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2012.

We had no advances from the Federal Home Loan Bank of Atlanta as of March 31, 2012 or June 30, 2011. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of December 31, 2011), or approximately $41.3 million.

Total equity equaled $82.2 million at March 31, 2012, compared to $80.2 million at June 30, 2011.  The increase of $2.0 million, or 2.4%, was primarily related to net income for the nine months ended March 31, 2012 of $2.8 million less $1.2 million in dividends for the same period.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	March 31,	June 30,
	2012	2011
	(Dollars in Thousands)

Non-accrual loans:
Real estate loans:
One to four family	$2,390	$1,567
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	2,390	1,567
Consumer and other loans	—	—
Total nonaccrual loans	$2,390	$1,567

Accruing loans past due 90 days or more:
Real estate loans:
One to four family	$137	$—
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	137	—
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	137	—
Total of nonaccrual and 90 days or more past due loans	$2,527	$1,567

Real estate owned
One to four family	$897	$2,254
Multi-family	—	—
Non-residential	—	—
Construction and land	—	—
Other	—	—
Other nonperforming assets	—	—
Total nonperforming assets	3,424	3,821

Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$3,424	$3,821

Total nonperforming loans to total loans	0.98%	0.59%
Total nonperforming assets to total assets	0.91%	1.02%
Total nonperforming assets and troubled debt restructurings to total assets	0.91%	1.02%

There were no other loans that are not disclosed above where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $61 thousand and $159 thousand for the nine months ended March 31, 2012 and  2011, respectively. Interest of $52 thousand and $30 thousand was recognized on these loans and is included in net income for the nine months ended March 31, 2012 and 2011, respectively.

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

	For the Three Months Ended March 31,
	2012				2011
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$256,988		$3,511	5.48%	$265,920		$3,662	5.58%
Investment securities	60,170		240	1.60	10,260		106	4.19
Other interest-earning assets	33,296		30	0.36	87,599		23	0.11
Total interest-earning assets	350,454		3,781	4.33	363,779		3,791	4.23
Noninterest-earning assets	26,242				10,904
Total assets	$376,696				$374,683

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$16,111		$3	0.07%	$15,853		$11	0.28%
Money market deposits	11,132		8	0.29	9,576		18	0.75
Regular savings and other deposits	34,720		73	0.84	32,851		148	1.83
Certificates of deposit	227,296		663	1.17	233,350		1,022	1.78
Total interest-bearing deposits	289,259		747	1.04	291,630		1,199	1.67
Total interest-bearing liabilities	$289,259		747		$291,630		1,199
Noninterest bearing deposits	3,058				2,239
Other noninterest-bearing liabilities	1,804				1,465
Total liabilities	294,121				295,334

Equity
Total equity	82,575				79,349
Total liabilities and equity	$376,696				$374,683

Net interest income			$3,034				$2,592
Interest rate spread				3.29%				2.56%
Net interest margin				3.47%				2.89%
Average interest-earning assets to average interest-bearing liabilities	1.21	X			1.25	X

	For the Nine Months Ended March 31,
	2012				2011
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$261,459		$10,819	5.51%	$265,927		$11,012	5.52%
Investment securities	51,182		608	1.58	11,200		353	4.20
Other interest-earning assets	35,138		92	0.35	70,568		67	0.13
Total interest-earning assets	347,779		11,519	4.41	347,695		11,432	4.38
Noninterest-earning assets	27,594				10,584
Total assets	$375,373				$358,279

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$16,091		$12	0.10%	$14,426		$31	0.29%
Money market deposits	10,570		23	0.29	9,191		99	0.81
Regular savings and other deposits	34,299		77	0.30	34,262		509	1.98
Certificates of deposit	228,066		2,423	1.42	229,685		3,267	1.89
Total interest-bearing deposits	289,026		2,535	1.17	287,564		3,906	1.81
Total interest-bearing liabilities	$289,026		2,535		$287,564		3,906
Noninterest bearing deposits	2,606				2,124
Other noninterest-bearing liabilities	3,184				1,751
Total liabilities	294,816				291,439

Equity
Total equity	80,557				66,840
Total liabilities and equity	$375,373				$358,279

Net interest income			$8,984				$7,526
Interest rate spread				3.24%				2.57%
Net interest margin				3.44%				2.88%
Average interest-earning assets to average interest-bearing liabilities	1.20	X			1.21	X

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

General. We recognized net income of $948 thousand for the three months ended March 31, 2012 as compared to net loss of $197 thousand for the three months ended March 31, 2011. The increase of $1.1 million was attributable to a decrease in charitable contributions expense of $1.7 million as charitable contributions expense of $1.7 million for the three months ended March 31, 2011 was related to the cash and shares of common stock contributed to a charitable foundation as part of the mutual to stock conversion and reorganization completed on January 13, 2011.  The decrease in charitable contributions expense was partially offset by an increase in income tax expense of $766 thousand.  This increase was the result of an income tax benefit recognized for the three months ended March 31, 2011 of $132 thousand compared to income tax expense of $634 thousand for the three months ended March 31, 2012.  The income tax benefit resulted from the charitable contributions expense.

Interest Income. Interest income decreased slightly by $10 thousand to $3.8 million for the three months ended March 31, 2012.  The decrease was primarily the result of a decrease in the average balance of interest earning assets of $13.4 million to $350.5 million for the three months ended March 31, 2012 from $363.8 million for the three months ended March 31, 2011.

Interest income on loans decreased by $151 thousand, or 4.12%, to $3.5 million for the three months ended March 31, 2012 from $3.7 million for the three months ended March 31, 2011.  The decrease resulted from a decrease in the average balances of loans of $9.0 million for the three months ended March 31, 2012 to $257.0 million at March 31, 2012 from $266.0 million for the three months ended March 31, 2011.  Interest income on investment securities increased by $134 thousand to $240 thousand for the three months ended March 31, 2012 from $106 thousand for the three months ended March 31, 2011. The increase reflected an increase in the average balance of securities to $60.2 million for the three months ended March 31, 2012 from $10.3 million for the three months ended March 31, 2011.  The increase in average balances offset the decrease in yields on such securities to 1.60% from 4.19% for the same periods.

Interest Expense. Interest expense decreased $452 thousand, or 37.70%, to $747 thousand for the three months ended March 31, 2012 from $1.2 million for the three months ended March 31, 2011.  The decrease reflected a decrease in the average rate paid on deposits in the three months ended March 31, 2012 to 1.04% from 1.67% in the three months ended March 31, 2011 and a decrease in the average balance of interest-bearing deposits of $2.3 million to $289.3 million from $291.6 million for the three months ended March 31, 2011.  The largest decrease in interest expense came from certificates of deposit, which decreased $359 thousand, or 35.13% as the average balance of certificates of deposits decreased $6.0 million and the average rate paid on these deposits decreased to 1.17% from 1.78%.

Net Interest Income. Net interest income increased by $442 thousand, or 17.05%, to $3.0 million for the three months ended March 31, 2012 from $2.6 million for the three months ended March 31, 2011.  The increase resulted from an increase in our interest rate spread to 3.29% from 2.56% and an increase in our net interest margin to 3.47% from 2.89% for the same periods.  The increase in our interest rate spread was largely due to our declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve.  The increase in our interest rate spread and net interest margin was partially offset by a decrease in our average interest-earning assets to average interest-bearing liabilities ratio to 1.21X for the three months ended March 31, 2012 from 1.25X for the three months ended March 3, 2011.

Provision for Loan Losses. We recorded a provision for loan losses of $82 thousand for the three months ended March 31, 2012, compared to a negative provision of $6 thousand for the three months ended March 31, 2011.  Net charge offs for the three months ended March 31, 2012 were $0 compared with $1 thousand for the three months ended March 31, 2011. The increase in the provision for loan losses for the three months ended March 31, 2012 is attributed to the provision for loans individually evaluated for impairment.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2012 and 2011.

Noninterest Income. Noninterest income increased by $31 thousand to $58 thousand for the three months ended March 31, 2012 from $27 thousand for the same period in 2011.  The increase in noninterest income was primarily attributed to an increase in the gains on sales of securities of $22 thousand for the three months ended March 31, 2012 over the same period ended March 31, 2011.

Noninterest Expense. Noninterest expense decreased by $1.5 million.  The decrease was primarily attributable to a decrease of $1.7 million in charitable contribution expense as $1.7 million of charitable contribution expenses was incurred during the three months ended March 31, 2011 related to the reorganization.  The decrease was offset partially by an increase in salaries and employee benefits of $36 thousand, an increase in professional and supervisory fees of $51 thousand, and an increase of

$121 thousand in the provision for real estate owned over the three months ended March 31, 2011.  The increase in salary and employee benefits is primarily attributable to ESOP expense of $45 thousand for the three months ended March 31, 2012.

Income Tax Expense. Income tax expense for the three months ended March 31, 2012 was $634 thousand compared with an income tax benefit of $132 thousand for the three months ended March 31, 2011. The income tax benefit was the result of our charitable contributions expense of $1.7 million. Our effective income tax rate was 40.1% for the three months ended March 31, 2012 as compared to 39.25% for the same period ended 2011.

Comparison of Operating Results for the Nine months ended March 31, 2012 and March 31, 2011

General. We recognized net income of $2.8 million for the nine months ended March 31, 2012 as compared to net income of $1.4 million for the nine months ended March 31, 2011.  The increase of $1.4 million was primarily attributed to the decrease in charitable contribution expense of $1.7 million for the nine months ended March 31, 2012, which was partially offset by an increase in income tax expense of $984 thousand for the nine months ended as compared to the nine months ended March 31, 2011.

Interest Income. Interest income increased $87 thousand, or 0.76%, to $11.5 million for the nine months ended March 31, 2012.  The increase was due to an increase in the average balance of interest earning assets for the nine months ended March 31, 2012 to $347.8 million from $347.7 million and an increase in the average yields on interest earning assets to 4.41% from 4.38% for the same periods ended.

Interest income on loans decreased by $193 thousand, or 1.75%, to $10.8 million for the nine months ended March 31, 2012, which reflected both a decrease in the yield on loans to 5.51% for the nine months ended March 31, 2012 from 5.52% for the nine months ended March 31, 2011 and a decrease in the average balance of loans to $261.5 million from $265.9 million for the same periods.  The lower yields reflected a declining market interest rate environment during 2012 from 2011 and its impact on our portfolio, which was primarily comprised of one to four family residential mortgage loans and a declining demand for those loans.  Interest income on investment securities increased by $255 thousand, or 72.24%, to $608 thousand for the nine months ended March 31, 2012 from $353 thousand for the nine months ended March 31, 2011, reflecting an increase in the average balance of such securities to $51.2 million from $11.2 million in 2011, which more than offset the decrease in the average yield on such securities to 1.58% from 4.20%.

Interest Expense. Interest expense decreased $1.4 million, or 35.10%, to $2.5 million for the nine months ended March 31, 2012 from $3.9 million for the nine months ended March 31, 2011.  The decrease reflected a decrease in the average rate paid on deposits in the nine months ended March 31, 2012 to 1.17% from 1.81% in the nine months ended March 31, 2011, which more than offset the increase of $1.4 million in the average balance of interest-bearing deposits to $289.0 million for the nine months ended March 31, 2012 from $287.6 million for the nine months ended March 31, 2011.  Interest expense on certificates of deposit decreased $844 thousand, or 25.83%, to $2.4 million for the nine months ended March 31, 2012 from $3.3 million for the nine months ended March 31, 2011.  The decrease reflected a decrease in the average cost of such certificates to 1.42% from 1.89% and a decrease in the average balance of such deposits of $1.6 million as compared to the nine months ended March 31, 2011.

Interest expense on money market deposits, savings, NOW and demand deposits decreased $527 thousand, or 82.47%, to $112 thousand for the nine months ended March 31, 2012 from $639 thousand for the nine months ended March 31, 2011. The decrease reflected the decrease in the average cost of such deposits to 0.26% for the nine months ended March 31, 2012 from 1.47% for the nine months ended March 31, 2011, which more than offset the increase in their average balances of $3.1 million to $61.0 million from $57.9 million for the nine months ended March 31, 2012.

Net Interest Income. Net interest income increased by $1.5 million, or 19.37%, to $9.0 million for the nine months ended March 31, 2012 from $7.5 million for the nine months ended March 31, 2011.  The increase reflected an increase in our interest rate spread to 3.24% for the nine months ended March 31, 2012 from 2.57% for the nine months ended March 31, 2011 and an increase in our net interest margin to 3.44% for the nine months ended March 31, 2012 from 2.88% for the nine months ended March 31, 2011.

Provision for Loan Losses. We recorded a provision for loan losses of $224 thousand for the nine months ended March 31, 2012, compared to a provision of $47 thousand for the nine months ended March 31, 2011, an increase of $177 thousand, or 376.6%.  Net charge offs for the nine months ended March 31, 2012 were $155 thousand compared with $62 thousand for the nine months ended March 31, 2011.  The increase in the provision for loan losses for the nine months ended March 31, 2012 is reflective of the increase in net charge offs during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2012 and 2011.

Noninterest Income. Noninterest income increased by $143 thousand to $199 thousand for the nine months ended March 31, 2012 from $56 thousand for the nine months ended March 31, 2011.  The increase in noninterest income was primarily attributed to gains on sales of available for sale securities of $89 thousand and gains on sale of real estate owned of $46 thousand for the nine months ended March 31, 2012.

Noninterest Expense. Noninterest expense decreased by $977 thousand to $4.3 million for the nine months ended March 31, 2012 from $5.3 million for the nine months ended March 31, 2011.  The decrease was primarily attributable to a decrease of $1.7 million in charitable contribution expense as $1.7 million of charitable contribution expense was incurred during the nine months ended March 31, 2011 related to the reorganization.  The decrease was offset partially by an increase in the provision for real estate owned and related expenses of $319 thousand, an increase in professional and supervisory fees of $190 thousand, and an increase in salary and employee benefits of $218 as compared to the nine months ended March 31, 2011.  The increase in real estate owned and related expenses reflects the increase in foreclosed loans and the provision for losses in real estate owned due to declining fair values of the underlying real estate properties.  The increase in professional and supervisory fees reflects the increased costs associated with being a public company.  Salaries and employee benefits were largely impacted by ESOP expense of $169 thousand for the nine months ended March 31, 2012.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2012 was $1.8 million compared with $837 thousand for the nine months ended March 31, 2011. Our effective income tax rate was 39.25% for the nine months ended March 31, 2012 as compared with 37.40% for the same period ended 2011.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of December 31, 2011), or approximately $41.3 million.

Common Stock Dividend Policy. The Company paid a dividend of $0.10 per share on July 19, 2011, November 3, 2011, and February 16, 2012 to shareholders of record on July 7, 2011, October 20, 2011, and February 2, 2012, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Date: May 15, 2012

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

101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language):
(i) (ii) (iii) (iv) (v)

Consolidated Balance Sheets
Consolidated Statements of Income and Other Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows, and
Notes to The Consolidated Financial Statements (*)

(*)      Furnished, not filed