Form 10-K
period 2012-06-30
Oconee Federal Financial Corp.
filed 2012-09-26
CIK 1501078

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2012
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of September 5, 2012 there were 6,423,645 shares outstanding of the registrant's common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2011 was $24.21 million.

DOCUMENTS INCORPORATED BY REFERENCE

  1.
  Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders. (Part III)

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

  •
  statements regarding our business plans, prospects, growth and operating strategies;

  •
  statements regarding the asset quality of our loan and investment portfolios; and

  •
  estimates of our risks and future costs and benefits.

        These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

        The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

  •
  our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

  •
  adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

  •
  increased competition among depository and other financial institutions;

  •
  our ability to improve our asset quality even as we increase our non-residential lending;

  •
  our success in increasing our commercial real estate and commercial business lending, including agricultural lending;

  •
  changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments and real estate;

  •
  declines in the yield on our assets resulting from the current low interest rate environment;

  •
  our ability to successfully implement our business strategies;

  •
  risks related to high concentration of loans secured by real estate located in our market areas;

  •
  increases in deposit and premium assessments;

  •
  legislative or regulatory changes, including increased compliance costs resulting from the recently enacted financial reform legislation, that adversely affect our business and earnings;

  •
  changes in the level of government support of housing finance;

  •
  our ability to enter new markets successfully and capitalize on growth opportunities;

  •
  our reliance on a small executive staff;

  •
  changes in consumer spending, borrowing and savings habits;

  •
  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

  •
  risks and costs related to operating as a publicly traded company;

  •
  changes in our organization, compensation and benefit plans;

  •
  loan delinquencies and changes in the underlying cash flows of our borrowers resulting in increased loan losses;

  •
  changes in our financial condition or results of operations that reduce capital available to pay dividends; and

  •
  changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta.

        Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Oconee Federal Financial Corp.

        Oconee Federal Financial Corp. (the "Company") is a federally-chartered corporation that was incorporated in January 2011 to be the mid-tier stock holding company for Oconee Federal Savings and Loan Association in connection with the mutual-to-stock conversion of Oconee Federal Savings and Loan Association. The conversion was completed January 13, 2011. Oconee Federal Financial Corp. sold a total of 2,094,840 shares of common stock at $10.00 per share in the related offering, issued 4,127,470 shares to Oconee Federal, MHC, and contributed 125,690 shares to Oconee Federal Charitable Foundation, a charitable foundation formed in connection with the conversion to support various charitable organizations operating in our community. Net proceeds from the offering were approximately $19.5 million. As of June 30, 2012, Oconee Federal Financial Corp. had 6,423,645 shares outstanding and a market capitalization of approximately $83.5 million.

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

        At June 30, 2012, we had total assets of $377.7 million, total deposits of $293.4 million and total equity of $83.0 million. We recorded net income of $4.0 million for the year ended June 30, 2012.

Oconee Federal Savings and Loan Association

        Oconee Federal Savings and Loan Association is a federally chartered savings and loan association headquartered in Seneca, South Carolina. Oconee Federal Savings and Loan Association was originally chartered by the State of South Carolina in 1924 as Seneca Building and Loan Association. In 1958, it changed its name to "Oconee Savings and Loan Association," and in 1991 it converted to a federal charter under the name "Oconee Federal Savings and Loan Association."

        Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans and, to a much lesser extent, non-residential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities and short-term deposits. We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of Atlanta. We conduct our business from our main office, our executive office annex and three branch offices. All of our offices are located in Oconee County, South Carolina. Our primary market area consists of Oconee County and the nearby communities and townships in adjacent counties in South Carolina.

        Oconee Federal Savings and Loan Association is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency and by the Federal Deposit Insurance Corporation. Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank system.

Oconee Federal, MHC

        Oconee Federal, MHC is a federally-chartered mutual holding company formed in January 2011 to become the mutual holding company of Oconee Federal Financial Corp. in connection with the mutual-to-stock conversion of Oconee Federal Savings and Loan Association. As a mutual non-stock holding company, Oconee Federal, MHC has as its members all holders of deposit accounts at, and certain borrowers of, Oconee Federal Savings and Loan Association as of October 21, 1991. As a mutual holding company, Oconee Federal, MHC is required by law to own a majority of the voting stock of Oconee Federal Financial Corp. Oconee Federal, MHC is not currently, and at no time has been, an operating company.

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

        Our primary market area, which consists of Oconee County and the nearby communities and townships in adjacent counties in South Carolina, is mostly rural and suburban in nature. The Oconee County economy has historically been concentrated in manufacturing. Plant closings and layoffs in this sector, particularly in light manufacturing industries, in recent years have contributed to high unemployment in Oconee County. The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support. In addition, Oconee County and nearby counties are experiencing an increase in retiree populations. Oconee County's and South Carolina's respective June 2012 unemployment rates of 10.2% and 9.4% were above the comparable United States unemployment rate of 8.2%.

        The largest employers in Oconee County are education and health services providers, public utilities and light manufacturing companies, including the Oconee County and Seneca City School Systems, Oconee Medical Center, Duke Energy, an electric utility and provider of nuclear and hydroelectric energy, Schneider Electric-Square D, a manufacturer of electronic components, Itron, a manufacturer of electronic measuring devices and Covidien, a manufacturer of healthcare products. Other employers include the local government, retail trade and the leisure/hospitality industry. Many residents of Oconee County are employed in nearby Greenville, South Carolina, which has major employers such as BMW Motors, Inc. and Greenville Memorial Hospital, and in Pickens County, which has major employers such as Clemson University and the Pickens County school system. In addition, although we only accept deposits from existing customers and residents of Oconee County, we extend credit to residents of adjacent counties in order to take advantage of the additional lending market located in these areas.

Competition

        Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of Oconee County and the relatively large number of institutions that maintain a presence in the county. Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks. We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2011, our market share of deposits represented 25.52% of FDIC-insured deposits in Oconee County.

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

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At or For the Year Ended June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$234,125	92.82%	$249,064	93.16%	$250,390	93.81%	$232,106	93.66%	$230,260	94.37%
Multi-family	264	0.10	269	0.10	380	0.14	395	0.16	480	0.20
Home equity	395	0.16	466	0.17	510	0.19	892	0.36	1,239	0.51
Non-residential	9,226	3.66	9,399	3.52	9,456	3.54	8,353	3.37	5,751	2.36
Construction and land	7,232	2.87	7,156	2.68	5,158	1.93	4,867	1.96	5,116	2.10

Total real estate loans	251,242	99.61	266,354	99.63	265,894	99.61	246,613	99.51	242,846	99.54
Consumer and other loans	987	0.39	985	0.37	1,012	0.39	1,194	0.49	1,141	0.46

Total loans	$252,229	100.00%	$267,339	100.00%	$266,906	100.00%	$247,807	100.00%	$243,987	100.00%

Net deferred loan fees	(1,540)		(1,677)		(1,690)		(1,580)		(1,459)
Allowance for loan losses	(857)		(749)		(888)		(258)		(325)

Loans, net	$249,832		$264,913		$264,328		$245,969		$242,203

(1)
Includes $2.6 million and $2.7 million of loans secured by modular and manufactured homes as of June 30, 2012 and June 30, 2011, respectively.

        Contractual Maturities and Interest Rate Sensitivity.    The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One- to Four- Family	Multi- family	Home Equity	Non- residential	Construction and Land	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$51	$—	$—	$2	$—	$801	$854
More than one to two years	192	—	—	49	—	21	262
More than two to three years	671	—	3	66	7	151	898
More than three to five years	1,991	—	1	37	39	14	2,082
More than five to ten years	21,342	—	391	102	4,270	—	26,105
More than ten to fifteen years	29,485	—	—	1,597	198	—	31,280
More than fifteen years	180,393	264	—	7,373	2,718	—	190,748

Total	$234,125	$264	$395	$9,226	$7,232	$987	$252,229

        The following table summarizes our fixed-rate and adjustable-rate loans that are due after June 30, 2012.

	One- to Four- Family	Multi- family	Home Equity	Non- residential	Construction and Land	Consumer and Other	Total
	(Dollars in thousands)
Interest rate terms on amounts due after one year:
Fixed-rate loans	$216,588	$264	$395	$9,224	$6,840	$186	$233,497
Adjustable-rate loans	17,486	—	—	—	392	—	17,878

Total	$234,074	$264	$395	$9,224	$7,232	$186	$251,375

        Loan Approval Procedures and Authority.    Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association's unimpaired capital and surplus (25% if the amount in excess of 15% is secured by "readily marketable collateral" or 30% for certain residential development loans). At June 30, 2012, based on the 15% limitation, Oconee Federal Savings and Loan Association's loans-to-one-borrower limit was approximately $12.4 million. On the same date, Oconee Federal Savings and Loan Association had no borrowers with outstanding balances in excess of this amount. At June 30, 2012, our largest loan relationship with one borrower was for approximately $3.6 million secured by a church building located in Seneca, South Carolina, and was performing in accordance with its terms on that date.

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

        One- to Four-Family Residential Real Estate Lending.    The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2012, $234.1 million, or 92.8% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. At that date, our average outstanding one- to four-family residential mortgage loan balance was $117 thousand and our largest outstanding residential loan had a principal balance of $1.6 million. At June 30, 2012, of our ten largest loans totaling $13.9 million, eight loans totaling $9.0 million were residential mortgages. Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.

        The terms of our mortgage loans are generally up to 30 years for traditional homes and up to 15 years for manufactured or modular homes. The terms of non-owner-occupied homes are generally up to 15 years for fixed-rate loans and up to 30 years for adjustable-rate loans. Due to consumer demand in the current low market interest rate environment, many of our recent originations are 15- to 30-year fixed-rate loans secured by one- to four-family residential real estate. Although we typically retain in our portfolio the loans we originate, we generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards. At June 30, 2012, we had in our portfolio $24.2 million of residential mortgage loans with original contractual maturities of 10 years or less, $29.5 million of residential mortgage loans with original contractual maturities between 10 and 15 years and $180.4 million of residential mortgage loans with original contractual maturities in excess of 15 years.

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

        Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. At June 30, 2012, $17.5 million, or 7.5% of our one- to four-family residential loans, had adjustable rates of interest. During the year ended June 30, 2012, we originated 13 one-to-four family residential loans totaling $991 thousand with adjustable rates of interest.

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

        We also originate residential mortgage loans with loan-to-value ratios of up to 75% for manufactured or modular homes. We require lower loan-to-value ratios for manufactured and modular homes because such homes tend to depreciate over time. Manufactured or modular homes must be permanently affixed to a lot to make them more difficult to move without our permission. Such homes must be "de-titled" by the State of South Carolina so that they are taxed and must be transferred as residential homes rather than vehicles. We also obtain a mortgage on the real estate to which such homes are affixed. At June 30, 2012, the balance of loans secured by manufactured or modular homes was $2.6 million, representing 1.1% of our one- to four-family residential loans and 1.0% of our total loans.

        At June 30, 2012, we had $2.4 million of one- to four-family residential mortgage loans that were 60 days or more delinquent.

        Non-Residential Real Estate Lending.    Our non-residential real estate loans are secured primarily by churches and, to a much lesser extent, office buildings, and retail and mixed-use properties located in our primary market area. We believe that focusing on loans to churches enables us to maintain our status as a community-oriented institution, and build our customer base as congregation members become familiar with us. At June 30, 2012, we had $9.2 million in non-residential real estate loans, representing 3.7% of our total loan portfolio.

        The non-residential real estate loans that we originate generally have maximum terms of 5 years with amortization periods of 30 years. For loans secured by church property, our loans generally have maximum terms of 20 years with amortization periods of up to 20 years. The maximum loan-to-value ratio of our non-residential real estate loans is generally 75%. At June 30, 2012, our average outstanding non-residential mortgage loan balance was $329 thousand, and our largest non-residential real estate loan totaled $3.3 million. This loan is secured by a mortgage on a church building in Seneca, South Carolina, and, at June 30, 2012, this loan was performing in accordance with its terms. At June 30, 2012, of our ten largest loans, 2 loans totaling $4.9 million were non-residential real estate loans.

        Set forth below is information regarding our non-residential real estate loans at June 30, 2012.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)
Church	20	$8,925
Other non-residential	8	301

Total	28	$9,226

        We consider a number of factors in originating non-residential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, cash flows, the applicable business plan, the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). For church loans, we also consider the length of time the church has been in existence, the size and financial strength of the denomination with which it is affiliated, attendance figures and growth projections and current and pro forma operating budgets. The collateral underlying all non-residential real estate loans is appraised by outside independent appraisers approved by our board of directors. Personal guarantees may be obtained from the principals of non-residential real estate borrowers, and in the case of church loans, guarantees from the applicable denomination may be obtained.

        Loans secured by non-residential real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Non-residential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. In addition, because a church's financial stability often depends on donations from congregation members, some of whom may not reside in our market area, rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar. In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other non-residential real estate. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At June 30, 2012, all of our non-residential real estate loans were performing in accordance with their terms.

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

        We make loans secured by land to complement our construction lending activities. These loans have terms of up to 10 years, and maximum loan-to-value ratios of 90% for improved lots and 65% for unimproved land.

	Number of Loans	Loans in Process	Net Principal Balance	Non- Performing
	(Dollars in thousands)
One- to four-family construction	32	$5,348	$2,718	$—
Land	42	—	4,514	—

Total construction and land loans	74	$5,348	$7,232	$—

        At June 30, 2012, our largest residential construction loan was for $875 thousand, of which $609 thousand was outstanding. This loan was performing according to its terms at June 30, 2012. At June 30, 2012, all of our construction loans were performing in accordance with their terms.

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

        Home Equity Lending.    We originate fixed-rate home equity loans secured by a lien on the borrower's primary residence, but only where we hold the first mortgage on the property. Our home equity loans are limited to an 80% loan-to-value ratio (including all prior liens), and have terms of up to 10 years with 10-year amortization periods. We use the same underwriting standards for home equity loans as we use for one- to four-family residential mortgage loans. Although we do not currently offer home equity lines of credit, we may offer lines of credit in the future. We expect that any lines of credit that we issue will be originated and underwritten using the same standards that we use for home equity loans and residential mortgage loans. At June 30, 2012, we had $395 thousand of home equity loans outstanding, representing 0.16% of our total loan portfolio.

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

        To date, our consumer lending apart from home equity loans has been quite limited. We generally only extend consumer loans to existing customers or their immediate family members, and these loans generally have relatively low limits. At June 30, 2012, we had $987 thousand of consumer loans outstanding, representing 0.39% of our total loan portfolio. Of these loans, $954 thousand, or 96.7%, were secured by deposits at Oconee Federal Savings and Loan Association.

        Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2012, all of our consumer loans were performing in accordance with their terms.

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

        The following table shows our gross loan origination and principal repayment activity for loans originated for our portfolios during the periods indicated:

	Years Ended June 30,
	2012	2011
	(In thousands)
Total loans at beginning of period	$267,339	$266,906
Loans originated:
Real estate loans:
One- to four-family	16,746	30,674
Multi-family	—	—
Home equity	38	21
Non-residential	521	184
Construction and land	16,562	21,329

Total real estate loans	33,867	52,208
Consumer and other loans	330	271

Total loans originated	34,197	52,479
Deduct:
Principal repayments	(48,339)	(49,499)
Transfers to real estate owned	(968)	(2,547)

Net loan activity	(15,110)	433

Total loans at end of period	$252,229	$267,339

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

        Delinquent Loans.    The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2012			2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(Dollars in thousands)
Real estate loans:
One- to four-family	$4,305	$140	$2,302	$3,741	$325	$1,567
Multi-family	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction and land	163	—	—	54	—	—

Total real estate loans	4,468	140	2,302	3,795	325	1,567
Consumer and other loans	—	—	—	—	—	—

Total	$4,468	$140	$2,302	$3,795	$325	$1,567

        The increase in one- to four-family real estate loan delinquencies at June 30, 2012, compared to June 30, 2011 is the result of several factors. First, although economic conditions in Oconee County have stabilized somewhat, the unemployment rate in Oconee County continues to exceed the unemployment rates of the State of South Carolina and the United States. The current economic conditions have also resulted in reduced income growth in Oconee County. Both unemployment and reduced income growth contribute to borrowers' inability to make timely payments on loans. In addition, the value of property used as collateral on one- to four-family real estate loans continued to decline or remained depressed, which eliminates alternatives for borrowers, including refinancing or the ability to sell the property used as collateral in order to repay the loan. These factors are the primary reasons for the increase in 30-59 and the 90 days or more past due.

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

        In connection with the filing of our periodic reports to our regulators and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

        On the basis of this review of our assets, our classified or special mention assets at the dates indicated were as set forth below. Special mention and substandard assets are presented gross of allowance, and doubtful assets are presented net of allowance.

	At June 30,
	2012	2011
	(Dollars in thousands)
Special mention assets	$160	$12
Substandard assets	2,323	1,996
Doubtful assets(1)	854	2,254
Loss assets	—	—

Total classified assets	$3,337	$4,262

(1)
Consists solely of real estate owned.

        The increase in loans classified as special mention or substandard from June 30, 2012 to 2011 was primarily due to the increase in our non-performing loans.

        Non-Performing Assets.    We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on non-accrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual. Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. Loans are moved to non-accrual status in accordance with our policy, which is typically after 90 days of non-payment.

        The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$2,157	$1,567	$3,214	$1,286	$1,037
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	211	—
Construction and land	—	—	—	—	—

Total real estate loans	2,157	1,567	3,214	1,497	1,037
Consumer and other loans	—	—	—	—	—

Total nonaccrual loans	$2,157	$1,567	$3,214	$1,497	$1,037

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$145	$—	$764	$452	$238
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate loans	145	—	764	452	238
Consumer and other loans	—	—	—	—	—
Total accruing loans past due 90 days or more	145	—	764	452	238

Total of nonaccrual and 90 days or more past due loans	$2,302	$1,567	$3,978	$1,949	$1,275

Real estate owned:
One- to four-family	$854	$2,254	$751	$100	$58
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Other	—	—	—	—	—
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	$3,156	$3,821	$4,729	$2,049	$1,333

Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$3,156	$3,821	$4,729	$2,049	$1,333

Total nonperforming loans to total loans	0.91%	0.59%	1.49%	0.79%	0.52%
Total nonperforming assets to total assets	0.84%	1.02%	1.42%	0.66%	0.43%
Total nonperforming assets to loans and real estate owned	1.25%	1.42%	1.77%	0.83%	0.55%

        All nonperforming loans in the table above were classified as substandard. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

        Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $79 thousand for the year ended June 30, 2012. Interest of $44 thousand was recognized on these loans and is included in net income for the year ended June 30, 2012.

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

        General Valuation Allowance on Certain Identified Problem Loans.    Although our policy allows for a general valuation allowance on certain smaller balance, homogenous pools of loans classified as substandard, we have historically evaluated non-performing loans, regardless of size, for impairment in establishing a specific allowance.

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

        We evaluate our loss factors quarterly to ensure their relevance in the current real estate and economic environment, and we review the allowance for loan losses (as a percentage of total loans) maintained by us relative to other thrift institutions within our peer group, taking into consideration the other institutions' delinquency trends, charge-offs, nonperforming loans, and portfolio composition as a basis for validation for the adequacy of our overall allowance for loan loss.

        Although our net charge-offs decreased to $162 thousand for the year ended June 30, 2012 as compared to $274 thousand for the year ended June 30, 2011, our allowance for loan losses increased by $108 thousand from June 30, 2011. The increase in our allowance was the result of the increase in our provision for loan losses. The increased provision was attributed to the increase in non-performing loans and the resulting allowance attributed to those loans as a result of our impairment assessments. At June 30, 2012, non-performing loans were $2.3 million compared to $1.6 million at June 30, 2011. The number and amount of our non-performing loans increased during 2012 due to the continued economic challenges in our market area. Approximately $1.0 million of the non-performing loan balance at June 30, 2012 was made up of two loans, balances of which were $549 thousand and $491 thousand each. Both of these loans are secured by residential real estate. Our allowance to non-performing loans at June 30, 2012 was 37.23% compared to 47.80% at June 30, 2011.

        Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$749	$888	$258	$325	$284
Provision for loan losses	270	135	758	(27)	100
Charge offs:
Real estate loans
One- to four-family	(145)	(268)	(128)	(36)	(59)
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	(17)	—	—	—	—
Consumer and other loans	—	(6)	—	(4)	—

Total charge-offs	(162)	(274)	(128)	(40)	(59)
Recoveries:
Real estate loans
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	—	—	—	—	—

Net charge-offs	(162)	(274)	(128)	(40)	(59)

Allowance at end of period	$857	$749	$888	$258	$325

Allowance to nonperforming loans	37.23%	47.80%	22.32%	13.24%	25.49%
Allowance to total loans outstanding at the end of the period	0.34	0.28	0.33	0.10	0.13
Net charge-offs to average loans outstanding during the period	0.06	0.10	0.05	0.02	0.02

        Allocation of Allowance for Loan Losses.    The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2012			2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$773	90.20%	92.82%	$646	86.25%	93.16%	$785	88.40%	93.81%
Multi-family	4	0.47	0.10	4	0.53	0.10	6	0.68	0.14
Home equity	1	0.12	0.16	1	0.13	0.17	1	0.11	0.19
Non-residential	56	6.53	3.66	57	7.61	3.52	57	6.42	3.54
Construction and land	21	2.45	2.87	38	5.08	2.68	35	3.94	1.93

Total real estate loans	855	99.77	99.61	746	99.60	99.63	884	99.55	99.61
Consumer and other loans	2	0.23	0.39	3	0.40	0.37	4	0.45	0.39

Total allowance for loan losses	$857	100.00%	100.00%	$749	100.00%	100.00%	$888	100.00%	100.00%

	At June 30,
	2009			2008
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$215	83.33%	93.66%	$277	85.23%	94.37%
Multi-family	3	1.16	0.16	4	1.23	0.20
Home equity	—	—	0.36	—	—	0.51
Non-residential	28	10.85	3.37	31	9.54	2.36
Construction and land	7	2.72	1.96	8	2.46	2.10

Total real estate loans	253	98.06	99.51	320	98.46	99.54
Consumer and other loans	5	1.94	0.49	5	1.54	0.46

Total allowance for loan losses	$258	100.00%	100.00%	$325	100.00%	100.00%

        At June 30, 2012, our allowance for loan losses represented 0.34% of total loans and 37.2% of nonperforming loans. The allowance for loan losses increased to $857 thousand at June 30, 2012 from $749 thousand at June 30, 2011 due to an increase in our provision for loan losses of $135 to $270 thousand for the year ended June 30, 2012 from $135 thousand for the year ended June 30, 2011, which was primarily due to an increase in nonperforming loans.

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

        At June 30, 2012, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

        Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of June 30, 2012, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. At June 30, 2012, none of the collateral underlying our securities portfolio was considered subprime or Alt-A.

        Current accounting principles require that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at fair value and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of our available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The fair values of our securities are based on published or securities dealers' market values. At June 30, 2012, the amortized cost of our securities classified as available-for-sale and held-to-maturity was $63.6 million and $8.7 million, respectively. The fair value of the securities classified as available-for-sale was $64.5 million, and the fair value of the securities classified as held-to-maturity was $9.1 million.

        U.S. Government and Federal Agency Obligations.    We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

        Mortgage-Backed Securities.    At June 30, 2012, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $37.9 million and $38.8 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as "pass-through" certificates because the principal and interest of the underlying loans is "passed through" to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

        Bank-Owned Life Insurance.    We invest in bank-owned life insurance to provide us with a funding source for deferred compensation agreements. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2012, we had invested $385 thousand in bank-owned life insurance.

        Securities Portfolio Composition.    The following table sets forth the composition of our securities portfolio at the dates indicated.

	At June 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
FHLMC—common stock	$20	$20	$24	$28	$33	$33
Preferred stock	272	272	—	—	—	—
FNMA mortgage-backed securities	12,825	13,017	—	—	—	—
FHLMC mortgage-backed securities	18,380	18,641	—	—	—	—
U.S. government agencies	32,081	32,590	30,387	30,603	—	—

Total available-for-sale	$63,578	$64,540	$30,411	$30,631	$33	$33

Securities held-to-maturity:
Certificates of deposit	$1,992	$2,000	$—	$—	$—	$—
FHLMC mortgage-backed securities	—	—	384	411	545	587
GNMA mortgage-backed securities	6,741	7,147	8,651	9,062	11,572	12,015

Total held-to-maturity	8,733	9,147	9,035	9,473	12,117	12,602

	$72,311	$73,687	$39,446	$40,104	$12,150	$12,635

        Securities Portfolio Maturities and Yields.    The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2012. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2012 was 14.7 years.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC—common stock	$—	—%	$—	—%	$—	—%	$20	0.48%	$20	0.48%
Preferred stock	—	—	—	—	—	—	272	5.00	272	5.00
FNMA mortgage-backed securities	—	—	—	—	6,315	1.83%	6,510	1.87	12,825	1.85
FHLMC mortgage-backed securities	—	—	—	—	2,175	2.01%	16,205	1.99	18,380	1.99
U.S. government agencies	3,009	0.30	23,071	1.42	6,001	1.43	—	—	32,081	1.31

Total available-for-sale	3,009	0.30%	23,071	1.42%	14,491	1.69%	23,007	1.99%	63,578	1.63%
Securities held-to-maturity:
Certificates of deposit	$—	—%	$—	—%	$—	—%	$1,992	1.29%	$1,992	1.29%
FHLMC mortgage-backed securities	—	—	—	—	—	—	—	—	—	0.00%
GNMA mortgage-backed securities	—	—	—	—	—	—	6,741	4.01	6,741	4

Total held-to-maturity	—	—	—	—	—	—	8,733	0.03	8,733	3.39

Total	$3,009	0.30%	$23,071	1.42%	$14,491	1.69%	$31,740	2.37%	$72,311	1.84%

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

        The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits	$20,456	6.97%	$18,771	6.42%	$15,399	5.65%
Money market deposits(1)	11,988	4.09	10,107	3.46	9,338	3.43
Regular savings and other deposits	35,152	11.98	34,044	11.64	32,194	11.81
Certificates of deposit—IRA	58,873	20.07	61,937	21.18	59,388	21.78
Certificates of deposit—other	166,899	56.89	167,610	57.30	156,287	57.33

Total	$293,368	100.00%	$292,469	100.00%	$272,606	100.00%

(1)
Includes non-interest bearing deposits of $3.4 million and $2.0 million at June 30, 2012 and 2011, respectively.

        As of June 30, 2012, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100 thousand was approximately $72.0 million. The following table sets forth the maturity of these certificates of deposit as of June 30, 2012.

June 30, 2012 Certificates of Deposit
(Dollars in thousands)
Maturity Period:
Three months or less	$16,512
Over three through six months	13,506
Over six through twelve months	11,315
Over twelve months	30,676

Total	$72,009

        The following table sets forth the amount and maturities of our certificates of deposit at June 30, 2012.

	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$88,589	$4,125	$—	$—	$92,714	41.07%
1.00% - 1.99%	75,982	39,554	5,570	1,532	122,638	54.32
2.00% - 2.99%	6,401	1,745	2,206	—	10,352	4.58
3.00% - 3.99%	68	—	—	—	68	0.03
4.00% - 4.99%	—	—	—	—	—	—

Total	$171,040	$45,424	$7,776	$1,532	$225,772	100.00%

        The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2012	2011	2010
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$92,714	$16,574	$—
1.00% - 1.99%	122,638	124,398	14,591
2.00% - 2.99%	10,352	87,667	179,827
3.00% - 3.99%	68	818	19,612
4.00% - 4.99%	—	90	1,645

Total	$225,772	$229,547	$215,675

        Borrowings.    We may obtain advances from the Federal Home Loan Bank of Atlanta by pledging as security our capital stock in the Federal Home Loan Bank of Atlanta and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different repricing terms from our deposits, they can change our interest rate risk profile.

        We had no borrowings from the Federal Home Loan Bank of Atlanta at June 30, 2012 or June 30, 2011. At June 30, 2012, we had access to Federal Home Loan Bank of Atlanta advances of up to $41.5 million. It is possible that we may use Federal Home Loan Bank of Atlanta advances or other short-term borrowings to fund loan demand or to purchase securities in the future.

Subsidiary and Other Activities

        Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.

Personnel

        As of June 30, 2012, we had 44 full-time employees and no part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

        At June 30, 2012, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

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

        Net Operating Loss Carryovers.    A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2012, Oconee Federal Savings and Loan Association had no net operating loss carryforwards for federal and state income tax purposes.

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

        Audit of Tax Returns.    On June 25, 2012, we received a notice that the Internal Revenue Service was conducting an audit of our federal income tax returns for the tax year ended June 30, 2011. We met with an examiner from the Internal Revenue Service on July 23, 2012, and responded to requests for certain documentation. We received an audit plan from the Internal Revenue Service on July 30, 2012. The audit is not complete as of the date of this filing, and we cannot accurately predict the amount, if any, of any additional tax liability or penalties that may be imposed on us upon the completion of this audit.

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

SUPERVISION AND REGULATION

General

        Effective July 21, 2011, as a result of the Dodd-Frank Act, Oconee Federal, MHC and Oconee Federal Financial Corp. as savings and loan holding companies are required to report to, and otherwise comply with, the rules and regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Accordingly, we are now subject to the rules and regulations, as well as supervision, of the Federal Reserve Board. Prior to July 21, 2011, the savings and loan holding companies were subject to the rules and regulations of the Office of Thrift Supervision (the "OTS").

        Oconee Federal Savings and Loan Association was examined, regulated and supervised by the Office of the Comptroller of the Currency (the "OCC") for the fiscal year ended June 30, 2012. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the powers and duties of the OTS with respect to federal savings associations were transferred to the OCC, effective July 21, 2011. In addition, Oconee Federal Savings and Loan Association is subject to examination by the Federal Deposit Insurance Corporation (the "FDIC"). This regulation and supervision structure establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance fund, the banking system and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The OTS previously examined Oconee Federal Savings and Loan Association and prepared reports for the consideration of its board of directors on any operating deficiencies. These examinations and reports will now be performed by the OCC. Oconee Federal Savings and Loan Association also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Oconee Federal Savings and Loan Association also is currently regulated to a lesser extent by the Federal Reserve Board with respect to reserves to be maintained against deposits and other matters. Oconee Federal Savings and Loan Association's relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Oconee Federal Savings and Loan Association's mortgage documents.

        The transfer of the powers and duties of the OTS to the Federal Reserve Board and the OCC pursuant to the Dodd-Frank Act and the extensive new regulations implementing the Dodd-Frank Act are significantly affecting our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the OCC or the Federal Reserve Board, could have a material adverse impact on Oconee Federal, MHC, Oconee Federal Financial Corp. and Oconee Federal Savings and Loan Association.

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

        The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws. The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on the amount of the institution's deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250 thousand per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation required originators of securitized loans to retain a percentage of the risk related to transferred loans, established regulatory rate-setting for certain debit card interchange fees, and contained reforms on mortgage originations. The Dodd-Frank Act also increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

        Many of the provisions of the Dodd-Frank Act have delayed effective dates or require various federal agencies to promulgate regulations over the next several years. It is therefore difficult to fully assess at this time what impact the Dodd-Frank Act will have on community-based institutions like Oconee Financial Savings and Loan Association. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Bureau of Consumer Financial Protection and mutual holding company dividend waivers, may increase our operating and compliance costs and restrict our ability to pay dividends.

Federal Banking Regulation

        Business Activities.    A federal savings and loan association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the federal regulations thereunder. Under these laws and regulations, Oconee Federal Savings and Loan Association may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Oconee Federal Savings and Loan Association also may establish subsidiaries that may engage in certain activities not otherwise permissible for Oconee Federal Savings and Loan Association, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized banks and savings and loan associations to pay interest on business checking accounts, effective July 21, 2011.

        Capital Requirements.    Federal regulations require savings and loan associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard. At June 30, 2012, Oconee Federal Savings and Loan Association's capital exceeded all applicable requirements.

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

        The federal banking regulators have recently issued proposed rules that, if adopted, significantly increase regulatory capital requirements. Among other things, the proposed rules would introduce a new minimum common equity tier 1 capital ratio of 4.5% of risk-weighted assets and increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0% of risk-weighted assets. There would also be a new "capital conservation buffer" that would require an institution to hold an additional 2.5% of common equity tier 1 capital to risk-based assets in order to avoid restrictions on dividends and executive compensation. The proposed rules would also impose stricter capital deduction requirements and revise the current risk-weighting categories to enhance risk sensitivity. If finalized, the new requirements would be phased in over a period of several years.

        Loans-to-One Borrower.    Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2012, Oconee Federal Savings and Loan Association's largest lending relationship with a single or related group of borrowers totaled $3.6 million, which represented 4.6% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.

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

        A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners' Loan Act. In addition, the Dodd-Frank Act made non-compliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2012, Oconee Federal Savings and Loan Association maintained approximately 94.54% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

        Capital Distributions.    Federal regulations govern capital distributions by a federal savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association's capital account. A savings association must file an application with the OCC for approval of a capital distribution if:

  •
  the total capital distributions for the applicable calendar year exceed the sum of the association's net income for that year to date plus the association's retained net income for the preceding two years;

  •
  the association would not be at least adequately capitalized following the distribution;

  •
  the distribution would violate any applicable statute, regulation, agreement or regulatory-imposed condition; or

  •
  the association is not eligible for expedited treatment of its application or notice filings.

        Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before our board of directors declares a dividend or approves a capital distribution.

        A notice or application for a capital distribution may be disapproved if:

  •
  the association would be undercapitalized following the distribution;

  •
  the proposed capital distribution raises safety and soundness concerns; or

  •
  the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

        In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized after making such distribution.

        Liquidity.    A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater. At June 30, 2012, this ratio was 16.7%.

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

        Transactions with Related Parties.    A federal savings and loan association's authority to engage in transactions with its "affiliates" is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. The term "affiliate" for these purposes generally means any company that controls, is controlled by, or is under common control with an insured depository institution such as Oconee Federal Savings and Loan Association. Oconee Federal Financial Corp. and Oconee Federal, MHC are affiliates of Oconee Federal Savings and Loan Association. In general, transactions with affiliates must be on terms that are as favorable to the savings and loan association as comparable transactions with non-affiliates. In this regard, transaction between an insured depository institution and its affiliate are limited to 10% of the institution's unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings and loan association. In addition, savings and loan associations are prohibited from lending to any affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Transactions with affiliates also must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings and loan associations are required to maintain detailed records of all transactions with affiliates.

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

        Enforcement.    The OTS previously had primary enforcement responsibility over federal savings and loan associations, including the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. The OTS's enforcement authority as to federal savings and loan associations has been transferred to the OCC. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the primary federal regulator that enforcement action be taken with respect to a particular savings institution. If the regulator does not take action, the FDIC has authority to take action under specified circumstances.

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

        At June 30, 2012, Oconee Federal Savings and Loan Association met the criteria for being considered "well-capitalized."

        The recent proposed rules that would increase regulatory capital requirements discussed "Capital Requirements" would, if adopted, adjust the prompt corrective action categories accordingly.

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

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2012, the annualized FICO assessment rate equaled 0.66 basis points of total assets less tier 1 capital. The bonds issued by the FICO are due to mature in 2017 through 2019.

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

        Federal Home Loan Bank System.    Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2012, Oconee Federal Savings and Loan Association was in compliance with this requirement.

Federal Reserve System

        Federal Reserve Board regulations require savings and loan associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2012, Oconee Federal Savings and Loan Association was in compliance.

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

  •
  Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institutions is fulfilling its obligation to help meet the housing needs of the community it serves;

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

        Federal law prohibits a savings and loan holding company, including Oconee Federal Financial Corp. and Oconee Federal, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted for a savings and loan holding company; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community, and competitive factors must be considered by the regulators.

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

        Waivers of Dividends by Oconee Federal, MHC.    Oconee Federal Financial Corp. may pay dividends on its common stock to public shareholders. If it does, it is also required to pay dividends to Oconee

Federal, MHC, unless Oconee Federal, MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, Oconee Federal, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Oconee Federal Financial Corp. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company's members have approved the waiver of dividends by the mutual holding company within the previous six months. To date, the Federal Reserve Board has not permitted dividend waivers by mutual holding companies and there can be no assurance that a dividend waiver request would be approved by the Federal Reserve Board. In addition, any dividends waived by Oconee Federal, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

        Conversion of Mutual Holding Company to Stock Form.    Federal regulations permit a mutual holding company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). In a Conversion Transaction a new holding company would be formed as the successor to Oconee Federal Financial Corp. (the "New Holding Company"), Oconee Federal, MHC's corporate existence would end, and certain depositors of Oconee Federal Savings and Loan Association would receive the right to subscribe for additional shares of the New Holding Company. There are no current plans for a conversion transaction and there can be no assurance that such a conversion transaction will occur.

        Capital.    Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. The recently proposed rules discussed under "—Federal Banking Regulation—Capital requirements" that would increase regulatory capital requirements for depository institutions would apply identical capital requirements to savings and loan holding companies like Oconee Federal Financial Corp.

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

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

ITEM 1A.    Risk Factors

        Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        As of June 30, 2012, the net book value of our properties was $3.0 million. The following is a list of our offices:

Location		Year Acquired or Leased	Square Footage	Net Book Value of Real Property
	(Dollars in thousands)
Main Office:
115 E. North 2nd St.	Owned	1966	7,000	$1,050
Seneca, South Carolina
Main Office Annex:
201 E. North 2nd St.	Owned	1996	7,500	680
Seneca, South Carolina
Branch Offices:
813 123 By-Pass	Owned	1985	5,250	525
Seneca, South Carolina
204 W. North Broad St.	Owned	1973	3,100	442
Walhalla, South Carolina
111 W. Windsor St.	Owned	1972	3,200	325
Westminster, South Carolina

				$3,022

        We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

        For information regarding our investment in mortgages and mortgage-related securities, see "Item 1. Business."

ITEM 3.    Legal Proceedings

        We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Periodically, there have been claims involving Oconee Federal Savings and Loan Association, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incidental to tour business.

        At June 30, 2012, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market.    Our common stock is listed on the Nasdaq Capital Market under the symbol "OFED." The approximate number of holders of record of our common stock as of September 5, 2012 was 347. Certain shares of our common stock are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

        The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the Nasdaq Capital Market and the cash dividends declared per common share, for the periods shown. Our common stock was not listed on the Nasdaq Capital Market until the completion of our mutual-to-stock conversion in January, 2011.

	High	Low	Dividends
Quarter ended June 30, 2012	$13.00	$11.58	$0.10
Quarter ended March 31, 2012	$12.05	$11.50	$0.10
Quarter ended December 31, 2011	$12.00	$10.95	$0.10
Quarter ended September 30, 2011	$12.07	$10.90	$—
Quarter ended June 30, 2011	$13.00	$11.50	$0.10
Quarter ended March 31, 2011	$13.50	$11.00	$0.10
Quarter ended December 31, 2010	N/A	N/A	N/A
Quarter ended September 30, 2010	N/A	N/A	N/A

        Dividends.    We are generally permitted to pay dividends on our common stock if, after giving effect to the distribution, we would be able to pay its indebtedness as the indebtedness comes due in the usual course of business and our total assets exceed the sum of its liabilities and the amount needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any holders of capital stock who have a preference in the event of dissolution. The holders of our common stock will be entitled to receive and share equally in dividends as may be declared by our board of directors out of funds legally available therefore. If we issue shares of preferred stock, the holders thereof may have a priority over the holders of our common stock with respect to dividends. We currently intend to continue to declare and pay a quarterly cash dividend on the common stock equal to $0.10 per share following our board of directors' periodic review of our financial condition and results of operations for each fiscal quarter. The dividend rate and the continued payment of dividends will depend upon our board of directors' consideration of a number of factors, including investment opportunities available to us, capital requirements, our financial condition and results of operations, the Federal Reserve Board's policies regarding dividend waivers by mutual holding companies like Oconee Federal, MHC, and statutory and regulatory limitations, tax considerations and general economic conditions. There can be no assurance that our quarterly cash dividend will not be reduced or eliminated in future periods.

        Dividend payments by Oconee Federal Financial Corp. are dependent primarily on dividends it receives from Oconee Federal Savings and Loan Association, because Oconee Federal Financial Corp. will have no source of income other than dividends from Oconee Federal Savings and Loan Association, earnings from the investments by Oconee Federal Financial Corp. and interest payments with respect to our loan to the Employee Stock Ownership Plan. Oconee Federal Savings and Loan Association is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. For information concerning additional federal laws and regulations regarding the ability of Oconee Federal Savings and Loan Association to make capital distributions, including the payment of dividends to Oconee Federal Financial Corp., see "Supervision and Regulation—Federal Banking Regulation."

        When Oconee Federal Financial Corp. pays dividends on its common stock to public shareholders, it will also be required to pay dividends to Oconee Federal, MHC, unless Oconee Federal, MHC elects to, and is permitted to, waive the receipt of dividends. The Dodd-Frank Act transferred the authority to review and approve mutual holding company dividend waivers from the Office of Thrift Supervision to the Federal Reserve Board. To date, the Federal Reserve Board has not permitted dividend waivers by mutual holding companies and there can be no assurance that a dividend waiver request would be approved by the Federal Reserve Board.

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

        Equity Compensation Plans.    At June 30, 2012, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan.

        Issuer Repurchases.    The following table sets forth information in connection with repurchases of the Company's shares of common stock for the period April 1, 2012 through June 30, 2012. On January 19, 2012, the Board of Directors authorized the repurchase of up to 125 thousand shares of the Company's common stock. The repurchase authorization has no expiration date.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plan
April 1 - April 30, 2012	—	$—	—	—
May 1 - May 31, 2012	—	—	—	—
June 1 - June 30, 2012	11,449	12.29	11,449	113,551

Total	11,449	$12.29	11,449	113,551

        Sales of Unregistered Securities.    During the year ended June 30, 2012, we did not offer or sell any unregistered securities.

ITEM 6.    Selected Financial Data

	At or For the Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Financial condition data:
Total assets	$377,753	$374,277	$333,546	$311,584	$309,504
Investment securities	73,273	39,666	12,150	13,175	9,613
Loans receivable, net	249,832	264,913	264,328	245,969	242,203
Deposits	293,368	292,469	272,606	252,750	251,776
Total equity(1)	82,984	80,211	59,661	57,068	55,530
Operating data:
Interest and dividend income	$15,269	$15,242	$15,084	$15,473	$15,846
Interest expense	3,202	4,947	5,980	7,605	9,609

Net interest income	12,067	10,295	9,104	7,868	6,237
Provision for loan losses	270	135	758	(27)	100

Non-interest income	405	98	237	90	148
Non-interest expenses	5,617	6,593	4,583	4,240	4,021
Income before income taxes	6,585	3,665	4,000	3,745	2,264

Income taxes	2,572	1,366	1,407	1,429	770

Net income	$4,013	$2,299	$2,593	$2,316	$1,494

(1)
Total equity prior to June 30, 2011 consisted of retained earnings and accumulated other comprehensive income for Oconee Federal Savings and Loan Association's investment in FHLMC common stock, which is classified as available-for-sale.

	For the years ended June 30,
	2012	2011	2010	2009	2008
Performance ratios:
Return on average assets	1.07%	0.63%	0.80%	0.76%	0.50%
Return on average equity	4.89	3.11	4.43	4.13	2.67
Interest rate spread(1)	3.26	2.94	2.53	2.13	1.43
Net interest margin(2)	3.45	2.61	2.91	2.65	2.15
Noninterest expense to average assets	1.49	1.82	1.42	1.38	1.34
Efficiency ratio(3)	45.07	63.49	48.98	53.08	62.97
Average interest-earning assets to average interest-bearing liabilities	1.22X	1.23X	1.20X	1.21X	1.22X
End of year equity to average assets	22.05%	22.13%	18.45%	18.64%	18.49%
Average equity to average assets	21.79	20.37	18.11	18.32	18.65
Capital ratios:
Total capital to risk weighted assets	45.25%	37.19%	38.20%	39.20%	39.20%
Tier I capital to risk weighted assets	44.74	36.81	37.64	39.02	38.9
Tier I capital to average assets	19.94	18.88	17.86	18.32	17.8
Asset quality ratios:
Allowance for loan losses as a percentage of total loans	0.34%	0.28%	0.33%	0.10%	0.13%
Allowance for loan losses as a percentage of nonperforming loans	37.23	47.80	22.32	13.24	25.49
Allowance for loan losses as a percentage of nonperforming assets	27.15	19.60	18.78	12.59	24.38
Net charge-offs to average outstanding loans during the period	0.06	0.10	0.05	0.02	0.02
Non-performing loans as a percentage of total loans	0.91	0.59	1.49	0.79	0.52
Non-performing assets as a percentage of total assets	0.84	1.02	1.42	0.66	0.43
Non-performing assets as a percentage of loans and real estate owned	1.25	1.42	1.77	0.83	0.55
Other:
Number of full-service branch offices	4	4	4	4	4

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans and, to a much lesser extent, non-residential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities and mortgage-backed securities. Our revenues are derived principally from the interest on loans and securities and loan fees and service charges. Our primary sources of funds are deposits and principal and interest payments on loans and securities. At June 30, 2012, we had total assets of $377.7 million, total deposits of $293.4 million and total equity of $83.0 million.

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

Business Strategy

        We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

  •
  Continue to Focus on Residential Lending.  We have been and will continue to be primarily a one- to four-family residential mortgage lender for borrowers in our market area. As of June 30, 2012, $234.1 million, or 92.8%, of our total loan portfolio consisted of one- to four-family residential mortgage loans (including home equity loans). In the future, we may gradually increase our residential construction and home equity loan portfolios.

  •
  Maintain a Modest Portfolio of Non-residential Mortgage Loans.  We have historically maintained a small portfolio of non-residential mortgage loans, primarily loans to churches located in our market area. As of June 30, 2012, $9.2 million, or 3.7% of our total loan portfolio, were non-residential mortgages or non-residential construction and land loans, of which $8.9 million were loans to churches. We believe that loans to churches enhance our presence in the community and help expand our financial services business as congregation members become familiar with us.

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

  •
  Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our non-performing assets and troubled debt restructurings totaled $3.2 million, or 0.84%, of total assets at June 30, 2012. Our total nonperforming loans to total loans ratio was 0.91% at June 30, 2012. Total loan delinquencies, 30 days or more past due, as of June 30, 2012, were $6.9 million, or 2.7% of total loans.

Comparison of Financial Condition at June 30, 2012 and June 30, 2011

        Our total assets increased to $377.7 million at June 30, 2012 from $374.3 million at June 30, 2011. The increase was primarily attributable to an increase in securities available-for-sale to $64.5 million at June 30, 2012 from $30.6 million at June 30, 2011 offset by a decrease in loans, net of allowance, of $15.1 million and a decrease in cash and cash equivalents of $13.2 million. The increase in securities available-for-sale resulted from a redeployment of excess funds from loan repayments as demand for loans decreased during 2012 and redeployment of funds invested in federal funds sold and overnight interest bearing deposits. The increase in total assets was partially offset by decreases in loans, which decreased to $249.8 million at June 30, 2012 from $264.9 million at June 30, 2011, federal funds sold and overnight deposits, which decreased to $32.6 million at June 30, 2012 from $49.4 million at June 30, 2011, and real estate owned, which decreased to $854 thousand at June 30, 2012 from $2.3 million at June 30, 2011, reflecting a decrease in foreclosures of real estate collateralizing one- to four-family residential mortgage loans and sales of existing real estate owned. Additionally, there were modest decreases in securities held-to-maturity to $8.7 million at June 30, 2012 from $9.0 million at June 30, 2011 and prepaid FDIC insurance premiums to $345 thousand from $488 thousand at the same periods, respectively.

        Deposits increased modestly by $899 thousand, or 0.3%, to $293.4 million at June 30, 2012 from $292.5 million at June 30, 2011. The increase in deposits reflected increases in NOW and demand deposits, money market deposits, and regular savings and other deposits of $4.7 million, or 7.4%. The increase in transaction and savings accounts was offset partially by a decrease in certificates of deposit of $3.8 million, or 1.6%. The declining interest rate environment has slowed overall deposit growth, particularly in certificates of deposit, which historically have yielded higher rates. We generally do not accept brokered deposits and no brokered deposits were accepted during the 12 months ended June 30, 2012.

        We had no advances from the Federal Home Loan Bank of Atlanta as of June 30, 2012 and 2011. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets, or approximately $41.5 million at June 30, 2012.

        Total equity equaled $83.0 million at June 30, 2012, compared to $80.2 million at June 30, 2011. The increase resulted from net income of $4.0 million, net of dividends of $1.8 million, an increase in accumulated other comprehensive income of $463 thousand, and a decrease in unearned ESOP shares of $187 thousand, offset partially by a decrease in additional paid in capital of $55 thousand. During 2012, we issued 87 thousand shares of restricted stock for our equity incentive plan. Additionally, during the fourth quarter of 2012, we repurchased 11 thousand shares of our outstanding common stock for $141 thousand.

Comparison of Operating Results for the Years Ended June 30, 2012 and June 30, 2011

        General.    Net income increased to $4.0 million for the year ended June 30, 2012 from $2.3 million for the year ended June 30, 2011, an increase of $1.7 million, or 74.5%, from June 30, 2011. The increase was primarily attributed to a decrease in interest expense of $1.7 million for the year ended June 30, 2012. The decrease in interest expense resulted in an increase in net interest income of $1.8 million, or 17.2%. Additionally, an increase in noninterest income of $307 thousand, or 313.3%, and a decrease in noninterest expense of $976 thousand, or 14.8% also contributed to the overall increase in net income. The increase in noninterest income was primarily due to gains on sales of real estate owned and gains on sales of available-for-sale securities of $131 thousand and $185 thousand, respectfully, for the year ended June 30, 2012 as compared to $7 thousand for the year ended June 30, 2011, and the decrease in noninterest expense was primarily due to a decrease in charitable contribution expense of $1.7 million from the year ended June 30, 2011. In 2011, we incurred $1.7 million in charitable contribution expense related to the cash and common stock contributed to a charitable foundation as part of our mutual to stock conversion.

        Interest Income.    Interest income increased $27 thousand, or 0.18%, to $15.3 million for the year ended June 30, 2012 from $15.2 million for the year ended June 30, 2011. The modest increase was due to a slight increase in the yield on interest-earning assets to 4.4% for the year ended June 30, 2012 from 4.35% for the year ended June 30, 2011, which offset the decrease in the average balances of interest-earning assets to $349.5 million for the year ended June 30, 2012 from $350.5 million for the year ended June 30, 2011. The decline in the average balances of interest earning assets is primarily a reflection of the decline in average loans due to the decline in demand in our market area.

        Interest income on loans decreased $422 thousand, or 2.9%, for the year ended June 30, 2012 from $14.7 million for the year ended June 30, 2011, reflecting shrinking loan demand. The average balance of loans decreased to $259.2 million for the year ended June 30, 2012 from $265.8 million for the year ended June 30, 2011. The yield on loans declined only slightly by 3 basis points to 5.5% for the year ended June 30, 2012. Interest income on investment securities increased to $879 thousand for the year ended June 30, 2012 from $474 thousand for the year ended June 30, 2011, reflecting an increase in the average balances of securities to $56.2 million from $15.9 million for the years ended

June 30, 2012 and 2011, respectively, which offset the basis point decrease in the yield on such securities to 1.6% at June 30, 2012 from 3.0% at June 30, 2011.

        Interest Expense.    Interest expense decreased $1.7 million, or 35.3%, to $3.2 million for the year ended June 30, 2012 from $4.9 million for the year ended June 30, 2011. The decrease reflected a decrease in the average rate paid on deposits in fiscal year 2012 to 1.1% from 1.7% in fiscal year 2011, which more than offset increases in the average balance of such deposits.

        Interest expense on certificates of deposit decreased to $3.1 million for the year ended June 30, 2012 from $4.7 million for the year ended June 30, 2011. The decrease in interest expense on certificates of deposit reflected a decrease in the average balance of certificates of deposit to $227.6 million for the year ended June 30, 2012 from $229.6 million for the year ended June 30, 2011 and a decrease in the average cost on certificates of deposit to 1.3% from 2.0% for the same periods ended. Interest expense on money market deposits, NOW and demand deposits, and regular savings and other deposits decreased to $143 thousand for the year ended June 30, 2012 from $296 thousand for the year ended June 30, 2011. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 0.24% from 0.54%, which more than offset the increase in the average balances of such deposits to $59.7 million for the year ended June 30, 2012 from $55.0 million for the year ended June 30, 2011.

        Net Interest Income.    Net interest income increased to $12.1 million for the year ended June 30, 2012 from $10.3 million for the year ended June 30, 2011. The increase reflected an increase in our interest rate spread to 3.3% from 2.6%, and an increase in our net interest margin to 3.5% from 2.9% for the years ended June 30, 2012 and 2011, respectively. The increases in our spread and interest rate margin more than offset the decrease in the ratio of our average interest-earning assets to interest bearing liabilities to 1.22X for the year ended June 30, 2012 from 1.23X for the year ended June 30, 2011.

        Provision for Loan Losses.    We recorded a provision for loan losses of $270 thousand for the year ended June 30, 2012, compared to a provision for loan losses of $135 thousand for the year ended June 30, 2011. The increase in the provision for loan losses reflected charge-offs of $162 thousand for the year ended June 30, 2012 and an increase in our nonperforming loans to $2.3 million at June 30, 2012 from $1.6 million at June 30, 2011. The allowance for loan losses was $857 thousand, or 0.34% of total loans, at June 30, 2012, compared to $749 thousand, or 0.28% of total loans, at June 30, 2011. Real estate owned was $854 thousand at June 30, 2012, compared to $2.3 million at June 30, 2011. The decrease in real estate owned was primarily related to sales of existing real estate owned of $2.0 million for the year ended June 30, 2012.

        We used the same methodology in assessing the allowances for both periods ended. Our allowance at June 30, 2012 reflects both a general valuation component of $756 thousand and a specific component of $101 thousand for loans determined to be impaired based upon an analysis of certain individual loans determined to be impaired. In comparison, our allowance at June 30, 2011 consisted of a general valuation component of $727 thousand and a specific component of $22 thousand. The increase in both the general valuation component and the specific component at June 30, 2012 reflected both the increase in nonperforming loans and loans individually evaluated for impairment. Loans individually evaluated for impairment at June 30, 2012 were $2.5 million compared to $2.0 million at June 30, 2011. Individually impaired loans were evaluated using the estimated fair value of the underlying real estate collateral. We did not record a specific allowance for loans where the fair value of the collateral was in excess of the outstanding principal of the loan. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2012 and 2011.

        Noninterest Income.    Noninterest income increased $307 thousand for the year ended June 30, 2012 from $98 thousand for the year ended June 30, 2011. The increase in noninterest income was attributable to an increase in other noninterest income of $134 thousand, which was entirely attributable to an increase in gains on sales of real estate owned of $124 thousand to $131 thousand for the year ended June 30, 2012 from $7 thousand for the year ended June 30, 2011. Additionally, the increase in noninterest income was attributable to gains of sales of available-for-sale securities of $185 thousand for the year ended June 30, 2012 compared to no gains for the year ended June 30, 2011.

        Noninterest Expense.    Noninterest expense decreased $976 thousand, or 14.8%, to $5.6 million for the year ended June 30, 2012 from $6.6 million for the year ended June 30, 2011. The decrease was primarily attributed to a decrease in charitable contributions expense to $2 thousand for the year ended June 30, 2012 from $1.7 million for the year ended June 30, 2011, which was related to our contribution of $1.7 million of cash and common stock issued to a charitable foundation formed in connection with our conversion in 2011. The decrease in charitable contribution expense was offset by increases in wages and salaries of $328 thousand, or 12.8% to $2.9 million for the year ended June 30, 2012 from $2.6 million for the year ended June 30, 2011 due to our ESOP and grants under our equity incentive plan. Compensation expense for our ESOP plan was $217 thousand for the year ended June 30, 2012 compared to $60 thousand for the year ended June 30, 2011. Compensation expense related to our equity incentive plan was $57 thousand for the year ended June 30, 2012.

        Income Tax Expense.    The provision for income taxes was $2.6 million for year ended June 30, 2012 compared to $1.4 million at June 30, 2011. Our effective tax rates for the years ended June 30, 2012 and 2011 were 39.1% and 37.3%, respectively. The increase in effective tax rates resulted from changes in the impact of permanent differences relative to pre-tax net income in each year.

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

	For the Year Ended June 30,
	2012			2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$259,245	$14,264	5.50%	$265,752	$14,686	5.53%	$261,915	$14,604	5.58%
Investment securities	56,230	879	1.56	15,914	474	2.98	9,789	432	4.41
Other interest-earning assets	33,978	126	0.37	68,860	82	0.12	41,217	48	0.12

Total interest-earning assets	349,453	15,269	4.37	350,526	15,242	4.35	312,921	15,084	4.82
Noninterest-earning assets	26,896			11,921			10,434

Total assets	$376,349			$362,447			$323,355

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$14,476	$16	0.11%	$11,273	$37	0.33%	$13,461	$69	0.51%
Money market deposits	10,847	27	0.25	9,448	49	0.52	7,755	105	1.35
Regular savings and other deposits	34,384	100	0.29	34,265	210	0.61	31,126	334	1.07
Certificates of deposit	227,573	3,059	1.34	229,634	4,651	2.03	208,383	5,472	2.63

Total interest-bearing deposits	287,280	3,202	1.11	284,620	4,947	1.74	260,725	5,980	2.29
Total interest-bearing liabilities	287,280	3,202	1.11	284,620	4,947	1.74	260,725	5,980	2.29
Noninterest bearing deposits	5,050			2,015			1,869

Other noninterest-bearing liabilities	2,002			1,980			2,201

Total liabilities	294,332			288,615			264,795
Equity	82,017			73,832			58,560

Total liabilities and equity	$376,349			$362,447			$323,355

Net interest income		$12,067			$10,295			$9,104

Interest rate spread			3.26%			2.61%			2.53%

Net interest margin			3.45%			2.94%			2.91%

Average interest-earning assets to average interest-bearing liabilities	1.22X			1.23X			1.20X

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

2012 Compared to 2011	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$(513)	$91	$(422)
Investment securities	499	(94)	405
Other interest-earning assets	(14)	58	44

Total	(28)	55	27

Interest expense:
Deposits	$47	$(1,792)	$(1,745)

Total	47	(1,792)	(1,745)

Increase (decrease) in net interest income	$(75)	$1,847	$1,772

2011 Compared to 2010	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$51	$31	$82
Investment securities	88	(46)	42
Other interest-earning assets	33	1	34

Total	172	(14)	158

Interest expense:
Deposits	$629	$(1,662)	$(1,033)

Total	629	(1,662)	(1,033)

Increase (decrease) in net interest income	$(457)	$1,648	$1,191

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

        An important measure of interest rate risk is the amount by which the net present value of ("NPV") an institution's cash flow from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have prepared an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2012 in the event of designated changes in the United States treasury yield curve. At June 30, 2012, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage Total of Market Value of Assets
	(Dollars in thousands)
Up 300 basis points	$58,989	$(32,045)	(35.20)%	16.74%
Up 200 basis points	70,561	(20,473)	(22.50)	19.22
Up 100 basis points	81,679	(9,355)	(10.30)	21.41
Base	91,034	—	—	23.10
Down 100 basis points	99,232	8,198	9.00	24.47

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

        Our cash flows are derived from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $5.4 million for the year ended June 30, 2012 and $4.1 million for the year ended June 30, 2011. Net cash flows provided by operating activities consisted primarily of our net income. Net cash flows used in investing activities were $17.3 million for the year ended June 30, 2012 and $29.9 million for the year ended June 30, 2011. Net cash flows used in investing activities consisted primarily of purchases of investment securities, offset by proceeds from maturities and paydowns on investment securities, and net loan repayments. Net cash flows used in financing activities were $1.3 million for the year ended June 30, 2012. Net cash flows provided by financing activities were $36.9 million for the year ended June 30, 2011. Net cash flows used in financing activities consisted primarily of the payment of dividends.

        Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2012 and 2011, cash and short-term investments totaled $47.6 million and $60.8 million, respectively. We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.

        At June 30, 2012 and 2011, we had outstanding commitments to originate loans of $911 thousand and $1.8 million, respectively. We had no unfunded commitments under lines of credit or standby letters of credit at June 30, 2012 and 2011. We anticipate that we will have sufficient funds available to meet our current loan commitments. In recent periods, loan commitments have been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2012 totaled $171.0 million. Management believes based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs. Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At June 30, 2012, we had an available borrowing limit of $41.5 million in advances from the Federal Home Loan Bank of Atlanta.

        We are subject to various regulatory capital requirements. At June 30, 2012, we were in compliance with all applicable capital requirements. See "Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 12 of the Notes to our Consolidated Financial Statements.

        Common Stock Dividend Policy.    Cash dividends of $0.10 per share were declared on April 19 and January 19, 2012 and October 20, 2011 on 6,348,000 shares outstanding on each of those dates, for total dividends of $635 thousand.

        Off-Balance Sheet Arrangements.    In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 11 of the Notes to our Consolidated Financial Statements.

        For the fiscal year ended June 30, 2012, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

Recent Accounting Pronouncements

        For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to our Consolidated Financial Statements.

Impact of Inflation and Changing Prices

        The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Quantitative and qualitative disclosures about market risk are not required for smaller reporting companies, such as the Company.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Oconee Federal Financial Corp.
Seneca, South Carolina

        We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. and Subsidiary (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Federal Financial Corp. as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Greenville, South Carolina
September 26, 2012

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

	June 30, 2012	June 30, 2011
ASSETS
Cash and cash equivalents	$14,977	$11,453
Federal funds sold and overnight interest bearing deposits	32,635	49,377

Total cash and cash equivalents	47,612	60,830
Securities held-to-maturity (estimated fair value:
June 30, 2012—$9,147 and June 30, 2011—$9,473)	8,733	9,035
Securities available-for-sale	64,540	30,631
Loans, net of allowance for loan losses of $857 and $749	249,832	264,913
Premises and equipment, net	3,183	3,255
Real estate owned, net	854	2,254
Accrued interest receivable
Loans	953	936
Investments	230	107
Restricted equity securities	564	557
Bank owned life insurance	385	369
Prepaid FDIC insurance premiums	345	488
Other assets	522	902

Total assets	$377,753	$374,277

LIABILITIES
Deposits
Non-interest bearing	$3,394	$2,014
Interest bearing	289,974	290,455

Total deposits	293,368	292,469

Accrued interest payable and other liabilities	1,401	1,597

Total liabilities	294,769	294,066
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,423,645 and 6,348,000 shares outstanding at June 30, 2012 and 2011, respectively	64	63
Additional paid in capital	20,880	20,935
Retained earnings	63,693	61,516
Accumulated other comprehensive income	599	136
Unearned ESOP shares	(2,252)	(2,439)

Total shareholders' equity	82,984	80,211

Total liabilities and shareholders' equity	$377,753	$374,277

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

	2012	2011
Interest and dividend income:
Loans, including fees	$14,264	$14,686
Securities, taxable	879	474
Federal funds sold and other	126	82

Total interest income	15,269	15,242

Interest expense:
Deposits	3,202	4,947

Total interest expense	3,202	4,947

Net interest income	12,067	10,295
Provision for loan losses	270	135

Net interest income after provision for loan losses	11,797	10,160
Noninterest income:
Service charges on deposit accounts	78	87
Income on bank owned life insurance	16	19
Gain on sales of securities	185	—
Other	126	(8)

Total noninterest income	405	98

Noninterest expense:
Salaries and employee benefits	2,899	2,571
Occupancy and equipment	659	705
Data processing	298	288
Professional and supervisory fees	442	251
Office expense	145	77
Advertising	66	53
FDIC deposit insurance	163	275
Charitable contributions	2	1,683
Provision for real estate owned and related expenses	594	450
Other	349	240

Total noninterest expense	5,617	6,593

Income before income taxes	6,585	3,665
Income tax expense	2,572	1,366

Net income	$4,013	$2,299

Other comprehensive income, net of tax
Unrealized gain on securities available-for-sale, net of taxes	$582	$131
Reclassification adjustment for (gains) losses realized in income, net of taxes	(119)	5

Other comprehensive income	463	136

Comprehensive income	$4,476	$2,435

Basic net income per share: (Note 2)	$0.65	$0.81
Diluted net income per share (Note 2)	$0.65	$0.81
Dividends declared per share	$0.30	$0.20

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance at June 30, 2010	$—	$—	$59,661	$—	$—	$59,661
Net income	—	—	2,299	—	—	2,299
Other comprehensive income	—	—	—	136	—	136
Common stock issued to Oconee Federal MHC, 4,127,470	41	(41)	—	—	—	—
Initial funding of Oconee Federal, MHC	—	(50)	—	—	—	(50)
Common stock issued to Charitable Foundation, 125,690	1	1,256	—	—	—	1,257
Common stock issued in initial public offering, 2,094,840 shares, net of issuance costs $1,166	21	19,760	—	—	(2,489)	17,292
Dividends(1)	—	—	(444)	—	—	(444)
ESOP shares earned	—	10	—	—	50	60

Balance at June 30, 2011	$63	$20,935	$61,516	$136	$(2,439)	$80,211
Net income	—	—	4,013	—	—	4,013
Other comprehensive income	—	—	—	463	—	463
Purchase of 11,449 shares of treasury stock	—	(141)	—	—	—	(141)
Issuance of 87,094 shares of restricted stock	1	(1)	—	—	—	—
Stock-based compensation expense	—	57	—	—	—	57
Dividends(2)	—	—	(1,836)	—		(1,836)
ESOP shares earned	—	30	—	—	187	217

Balance at June 30, 2012	$64	$20,880	$63,693	$599	$(2,252)	$82,984

(1)
Cash dividends of $0.10 per share were declared on March 24 and on June 23, 2011 for 2,220,530 of the 6,348,000 shares at March 31, 2011 and June 30, 2011, respectively. Oconee Federal, MHC, the Company's mutual holding company was granted a dividend payment waiver from the Office of Thrift Supervision for the 4,127,470 of Company shares held by Oconee Federal, MHC.

(2)
Cash dividends during 2012 paid on unallocated ESOP shares were used to reduce the ESOP debt. As a result, additional ESOP shares were released to participants in the plan, resulting in additional compensation expense of $75.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

	2012	2011
Cash Flows From Operating Activities
Net income	$4,013	$2,299
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	270	135
Provision for real estate owned	346	303
Depreciation and amortization, net	579	324
Deferred loan fees, net	137	13
Deferred income tax expense (benefit)	324	(615)
Gain on sale of real estate owned	(131)	(7)
Gain on sales of securities	(185)	—
Loss from other-than-temporary impairment	8	9
Income on bank owned life insurance	(16)	(19)
ESOP compensation expense	217	60
Stock based compensation expense	57	—
Stock issued to charitable foundation	—	1,257
Net change in operating assets and liabilities:
Accrued interest receivable	(140)	(10)
Accrued interest payable	(32)	(99)
Other	(22)	421

Net cash provided by operating activities	5,425	4,071

Cash Flows From Investing Activities
Purchases of premises and equipment	(153)	(15)
Purchases of securities held-to-maturity	(1,992)	—
Purchases of securities available-for-sale	(53,581)	(30,403)
Proceeds from maturities, paydowns and calls of securities available-for-sale	6,669	—
Proceeds from maturities, paydowns and calls of securities held-to-maturity	2,241	3,051
Proceeds from sales of securities available-for-sale	13,621	—
Purchases of restricted equity securities	(7)	(17)
Proceeds from sale of real estate owned	1,935	748
Loan originations and repayments, net	13,924	(3,280)

Net cash used in investing activities	(17,343)	(29,916)

Cash Flows from Financing Activities
Net change in deposits	899	19,863
Dividends paid	(2,058)	(222)
Purchase of treasury stock	(141)	—
Initial funding of Oconee Federal, MHC	—	(50)
Proceeds from sale of common stock, net of issuance costs	—	17,292

Net cash provided by (used in) financing activities	(1,300)	36,883

Change in cash and cash equivalents	(13,218)	11,038
Cash and cash equivalents, beginning of year	60,830	49,792

Cash and cash equivalents, end of period	$47,612	$60,830

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations and Principle of Consolidation:    The consolidated financial statements of Oconee Federal Financial Corp. include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the "Association") (referred to herein as "the Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (64.25%) by Oconee Federal, MHC. These consolidated financial statements do not include the transactions and balances of Oconee Federal, MHC. The Association is a federally chartered stock savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans. Primarily, the Association's business is limited to the Oconee County area of northwestern South Carolina. The following is a description of the significant accounting policies the Company follows in preparing and presenting its consolidated financial statements.

        On January 13, 2011, the Association completed its conversion and reorganization from a mutual savings association into a two-tier mutual holding stock company. In accordance with the plan of reorganization, Oconee Federal Financial Corp. (of which Oconee Federal Savings and Loan Association became a wholly-owned subsidiary) issued and sold shares of capital stock to eligible depositors of Oconee Federal Savings and Loan Association and in a public offering.

        Since the entities are under common control, the reorganization was accounted for at historical cost and presented as if the transaction occurred at the beginning of the earliest period shown. A total of 2,094,840 shares were sold in the stock offering at $10 per share, raising $20.9 million of gross proceeds. Approximately $1.2 million of conversion expenses were offset against the gross proceeds. The Company's shares commenced trading on January 14, 2011 on The Nasdaq Capital Market under the symbol "OFED." In addition, the Association contributed $420 in cash and 125,690 shares of common stock to a charitable foundation that the Association established in connection with the reorganization. The contribution of cash and shares of common stock totaled $1,677.

        The combination of shares sold to the public and contributed to the charitable foundation represents 35.75% of the common stock of the Company's outstanding shares. Oconee Federal, MHC owns 64.25% or 4,127,470 shares.

        Use of estimates:    To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, real estate owned, carrying value of deferred tax assets and fair value of financial instruments are particularly subject to change.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Interest-Bearing Deposits in Other Financial Institutions:    Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

        Securities:    Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

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

        Management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, or doubtful, which are more fully explained in Note 4. Any nonresidential or residential non-owner occupied loans that meet certain size requirements and performance characteristics are individually evaluated for impairment. In addition, all nonperforming and any associated loans of the same borrower and loans approved for foreclosure are individually evaluated for impairment regardless of size. The amount of impairment, if any, is measured by a comparison of the loan's carrying value to the net present value of future cash flows using the loan's effective rate at inception or at the fair value of collateral if repayment is expected to come solely from the collateral. All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment. To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. Those portfolio segments are discussed below:

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

        For traditional homes, we may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral. We may make exceptions for special loan programs that we offer. For example, we currently offer mortgages of up to $95 with loan-to-value ratios of up to 95% to low- to moderate-income borrowers solely for the purchase of their primary residence. We also originate residential mortgage loans for non-owner-occupied homes with loan-to-value ratios of up to 80%.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Multi-family:    Multi-family real estate loans generally have a maximum term of 30 years with a five year balloon payment and are secured by properties containing five or more units in the Company's market area. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. The Company's underwriting analysis includes considering the borrower's expertise and requires verification of the borrower's credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.

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

        We consider a number of factors in originating non-residential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, cash flows, the applicable business plan, the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). For church loans, we also consider the length of time the church has been in existence, the size and financial strength of the denomination with which it is affiliated, attendance figures and growth projections and current and pro forma operating budgets. The collateral underlying all non-residential real estate loans is appraised by outside independent appraisers approved by our board of directors. Personal guarantees may be obtained from the principals of non-residential real estate borrowers, and in the case of church loans, guarantees from the applicable denomination may be obtained.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation ("FDIC") covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits, and management believes the risk of loss is not significant.

        Premises and equipment:    Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method, with useful lives ranging from 5 to 7 years. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current year operations.

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected cash flows is less than the stated amount of the asset, an impairment loss is recognized.

        Real Estate Owned:    Real estate acquired through loan foreclosure is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, real estate owned is recorded at the lower of carrying amount or fair value less estimated costs to sell. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of income and comprehensive income as a component of noninterest expenses.

        Fair values are based primarily on independent appraisals. Recovery of estimated fair value is dependent to a great extent on economic, operating, and other conditions that may be beyond the

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's control. Accordingly, these estimates are particularly susceptible to changes that could result in material adjustments in the near term.

        Restricted Equity Securities:    Restricted equity securities consist of Federal Home Loan Bank of Atlanta ("FHLB") stock in the amount of $564 and $557 as of June 30, 2012 and 2011, respectively. The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Based on the redemptive provisions of the FHLB, FHLB stock is carried at cost, as a restricted security, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

        Income taxes:    The provision for income taxes is based on amounts reported in the consolidated statements of income and comprehensive income (after exclusion of non-taxable income such as interest on state and municipal securities) and includes changes in deferred taxes. Deferred taxes are computed using the asset and liability approach. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

        The Company follows guidance issued by the Financial Accounting Standards Board ("FASB") with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

        The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

        Comprehensive Income:    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale.

        Loss Contingencies:    Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Reclassifications:    Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation.

        Earnings Per Share:    Basic EPS is based on the weighted average number of common shares actually outstanding and is adjusted for ESOP shares not yet committed to be released. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.

  New accounting standards:

        In April 2011, the FASB issued Accounting Standards Update ("ASU") ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring ("TDR") in order to address current diversity in practice and lead to more

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consistent application of GAAP for debt restructurings. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective for us July 1, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, we may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Implementation of these updates did not have a significant impact to the consolidated financial statements.

        In May 2011, the FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board ("IASB") (the "Boards") on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has complied with this update, and the effect of applying this standard is reflected in our notes to the consolidated financial statements.

        In June 2011, the FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, FASB issued ASU 2011-12, which defers the effective date of this requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

net income alongside their respective components for net income and other comprehensive income. Early adoption is permitted. The Company has already complied with this update and the changes are reflected in our consolidated financial statements.

NOTE 2—EARNINGS PER SHARE ("EPS")

        Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Year Ended
	June 30, 2012	June 30, 2011
Earnings per share
Net income	$4,013	$2,299
Less: distributed earnings allocated to participating securities	(24)	—
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(28)	—

Net earnings available to common stock	$3,961	$2,299

Weighted common shares outstanding including participating securities	6,367,712	2,939,211
Less: participating securities	(83,095)	—
Less: average unearned ESOP shares	(234,424)	(115,217)

Weighted average shares	6,050,193	2,823,994

Basic earnings per share	$0.65	$0.81

Net earnings available to common stock	$3,961	$2,299

Weighted average shares	6,050,193	2,823,994
Add: dilutive effects of assumed exercises of stock options	12,485	—

Average shares and dilutive potential common shares	6,062,678	2,823,994

Diluted earnings per share	$0.65	$0.81

        There were no potential dilutive common shares for the year ended June 30, 2011; therefore, basic and diluted EPS are the same. For the year ended June 30, 2011, the average common shares outstanding was computed using the days outstanding from January 13, 2011 (effective date of the conversion and reorganization) to June 30, 2011.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

        Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management's intent. Investment securities at June 30, 2012 and 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2012
Held-to-maturity:
Certificates of deposit	$1,992	$9	$(1)	$2,000
GNMA mortgage-backed securities	6,741	406	—	7,147

Total held-to-maturity	$8,733	$415	$(1)	$9,147

Available-for-sale:
FHLMC common stock	$20	$—	$—	$20
Preferred stock(1)	272	—	—	272
FNMA mortgage backed securities	12,825	198	(6)	13,017
FHLMC mortgage-backed securities	18,380	262	(1)	18,641
U.S. Government agencies	32,081	511	(2)	32,590

Total available-for-sale	$63,578	$971	$(9)	$64,540

2011
Held-to-maturity:
FHLMC mortgage-backed securities	$384	$27	$—	$411
GNMA mortgage-backed securities	8,651	411	—	9,062

Total held-to-maturity	$9,035	$438	$—	$9,473

Available-for-sale:
FHLMC common stock	$24	$4	$—	$28
U.S. Government agencies	30,387	216	—	30,603

Total available for sale	$30,411	$220	$—	$30,631

(1)
Consists of 300 shares of Southern First Bancshares, Inc. cumulative perpetual preferred stock, series T. The preferred stock was purchased on June 28, 2012; therefore, the amortized cost approximates fair value at June 30, 2012.

        The Company evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security's anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY (Continued)

issued by the federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

        At June 30, 2012, there were two U.S. Government agency securities, one FHLMC mortgage-backed security, one FNMA mortgage backed security, and two certificates of deposits with fair values below their amortized cost. None of the unrealized losses for these securities have been recognized into net income for the year ended June 30, 2012 because the issuer's bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date. All of the investments with unrealized losses had been in an unrealized loss position for less than 12 months at June 30, 2012. At June 30, 2011, the fair market value of the available-for-sale and held-to-maturity investment securities was greater than their respective amortized costs; therefore, no OTTI concerns related to these securities were present. During the years ended June 30, 2012 and 2011, management did record OTTI charge on the FHLMC common stock of $8 and $9, respectively based on management's evaluation of the length of time the FHLMC common stock had been impaired and the prospects for recoverability.

        The amortized cost and fair value of securities available-for-sale and held-to-maturity debt securities at June 30, 2012 and 2011, by contractual maturity, are summarized as follows:

	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one to five years	$28,071	$28,571	$30,387	$30,603
Due from five to ten years	6,002	6,019	—	—
Due after ten years	—	—	—	—
Mortgage backed securities	37,946	38,805	9,035	9,473

Total	$72,019	$73,395	$39,422	$40,076

        Sales of securities available-for-sale during the years ended June 30, 2012 and 2011 securities were as follows:

	2012	2011
Proceeds	$13,621	$—
Gross gains	185	—
Gross losses	—	—

        Maturities of held-to-maturity securities resulted in gains of $22 for the year ended June 30, 2012. There were no gains on maturities of held-to-maturity securities for the year ended June 30, 2011.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS

        Loans at June 30, 2012 and 2011 are as follows:

	June 30 2012	June 30 2011
Real estate loans:
One- to four-family	$234,125	$249,064
Multi-family	264	269
Home equity	395	466
Nonresidential	9,226	9,399
Construction and land	7,232	7,156

Total real estate loans	251,242	266,354
Consumer and other loans	987	985

Total loans	252,229	267,339
Net deferred loan fees	(1,540)	(1,677)
Allowance for loan losses	(857)	(749)

Loans, net	$249,832	$264,913

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

        The following tables present the activity in the allowance for loan losses for the years ended June 30, 2012 and 2011 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2012 and 2011:

	Real estate
June 30, 2012	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$647	$4	$1	$56	$38	$3	$749
Provision	271	—	—	—	—	(1)	270
Charge-offs	(145)	—	—	—	(17)	—	(162)
Recoveries	—	—	—	—	—	—	—

Ending balance	$773	$4	$1	$56	$21	$2	$857

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$101	$—	$—	$—	$—	$—	$101
Collectively evaluated for impairment	672	4	1	56	21	2	756

Total ending allowance balance	$773	$4	$1	$56	$21	$2	$857

Loans:
Loans individually evaluated for impairment	$2,483	$—	$—	$—	$—	$—	$2,483
Loans collectively evaluated for impairment	231,642	264	395	9,226	7,232	987	249,746

Total ending loans balance	$234,125	$264	$395	$9,226	$7,232	$987	$252,229

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

	Real estate
June 30, 2011	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$785	$6	$1	$57	$35	$4	$888
Provision	130	(2)	—	(1)	3	5	135
Charge-offs	(268)	—	—	—	—	(6)	(274)
Recoveries	—	—	—	—	—	—	—

Ending balance	$647	$4	$1	$56	$38	$3	$749

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$22	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	625	4	1	56	38	3	727

Total ending allowance balance	$647	$4	$1	$56	$38	$3	$749

Loans:
Loans individually evaluated for impairment	$2,008	$—	$—	$—	$—	$—	$2,008
Loans collectively evaluated for impairment	247,056	269	466	9,399	7,156	985	265,331

Total ending loans balance	$249,064	$269	$466	$9,399	$7,156	$985	$267,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

        The following table presents loans individually evaluated for impairment by portfolio class at June 30, 2012 and 2011, including the average recorded investment balance and interest earned for the years ended June 30, 2012 and 2011:

	June 30, 2012					June 30, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$670	$670	$—	$1,135	$—	$1,600	$1,600	$—	$1,843	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—

Total real estate loans	670	670	—	1,135	—	1,600	1,600	—	1,843	—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—

Total	$670	$670	$—	$1,135	$—	$1,600	$1,600	$—	$1,843	$—

With recorded allowance:
Real estate loans:
One- to four-family	$1,813	$1,813	$101	$1,111	$—	$408	$408	$22	$1,517	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	1,813	1,813	101	1,111	—	408	408	22	1,517	—

Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$1,813	$1,813	$101	$1,111	$—	$408	$408	$22	$1,517	$—

Totals:
Real estate	$2,483	$2,483	$101	$2,246	$—	$2,008	$2,008	$22	$3,360	$—
Commercial and Consumer	—	—	—	—	—	—	—	—	—	—

Total	$2,483	$2,483	$101	$2,246	$—	$2,008	$2,008	$22	$3,360	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

        The following table presents the aging of the recorded investment in past due loans at June 30, 2012 and 2011 by portfolio class of loans:

June 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing Loans Past Due 90 or More
Real estate loans:
One- to four-family	$4,305	$140	$2,302	$6,747	$227,378	$234,125	$145
Multi-family	—	—	—	—	264	264	—
Home equity	—	—	—	—	395	395	—
Nonresidential	—	—	—	—	9,226	9,226	—
Construction and land	163	—	—	163	7,069	7,232	—

Total real estate loans	4,468	140	2,302	6,910	244,332	251,242	145
Consumer and other loans	—	—	—	—	987	987	—

Total	$4,468	$140	$2,302	$6,910	$245,319	$252,229	$145

June 30, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing Loans Past Due 90 or More
Real estate loans:
One- to four-family	$3,741	$325	$1,567	$5,633	$243,431	$249,064	$—
Multi-family	—	—	—	—	269	269	—
Home equity	—	—	—	—	466	466	—
Nonresidential	—	—	—	—	9,399	9,399	—
Construction and land	54	—	—	54	7,102	7,156	—

Total real estate loans	3,795	325	1,567	5,687	260,667	266,354	—
Consumer and other loans	—	—	—	—	985	985	—

Total	$3,795	$325	$1,567	$5,687	$261,652	$267,339	$—

        Nonaccrual loans at June 30, 2012 and June 30, 2011 were $2,157 and $1,567, respectively. These loans are disclosed by portfolio segment above in the "90 days or more past due" column at June 30, 2012 and June 30, 2011. Non-performing loans and loans past due 90 days and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

        There were no TDRs at June 30, 2012 or 2011.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

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

	Real estate
	One-to four family		Multi-family		Home Equity		Nonresidential		Construction and Land
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Pass	$231,642	$247,056	$264	$269	$395	$466	$9,226	$9,399	$7,232	$7,156
Special mention	160	12	—	—	—	—	—	—	—	—
Substandard	2,323	1,996	—	—	—	—	—	—	—	—

Total	$234,125	$249,064	$264	$269	$395	$466	$9,226	$9,399	$7,232	$7,156

	Consumer		Total
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Pass	$987	$985	$249,746	$265,331
Special mention	—	—	160	12
Substandard	—	—	2,323	1,996

Total	$987	$985	$252,229	$267,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

        Loans to principal officers, directors, and their affiliates during the years ended June 30, 2012 and 2011 were as follows:

	2012	2011
Beginning balance	$831	$851
New loans	—	—
Repayments	(19)	(20)

Ending balance	$812	$831

        Directors and officers of the Company are customers of the institution in the ordinary course of business. Loans of directors and executive officers have terms consistent with those offered to other customers. In the opinion of management, these loans do not involve more than normal risk of collectability nor do they present other unfavorable features.

NOTE 5—PREMISES AND EQUIPMENT

        Premises and equipment at June 30, 2012 and 2011 were as follows:

	2012	2011
Land	$783	$783
Buildings and improvements	4,546	4,489
Furniture, fixtures and equipment	1,310	1,266

	6,639	6,538
Less: accumulated depreciation	(3,456)	(3,283)

	$3,183	$3,255

        Depreciation expense was $225 and $277 for the years ended June 30, 2012 and 2011, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 6—DEPOSITS

        Deposit accounts are as follows:

	June 30, 2012		June 30, 2011
	Amount	%	Amount	%
Transaction and savings accounts:
NOW accounts (2012—0% to 0.10%; 2011—0% to 0.25%)	$20,456	6.97%	$18,771	6.42%
Money market deposit accounts (2012—0.25% to 0.45%; 2011—0.45% to 1.00%)	11,988	4.09	10,107	3.46
Savings and other (2012—0.20% to 0.25%; 2011—0.25% to 0.50%)	35,152	11.98	34,044	11.63

Total transaction and savings accounts	67,596	23.04	62,922	21.51

Savings certificates:
Less than 1.00%	92,714	31.60%	16,574	5.67
1.00% to 1.99%	122,638	41.80	124,398	42.53
2.00% to 2.99%	10,352	3.53	87,667	29.97
3.00% to 3.99%	68	0.03	818	0.28
Greater than 4.00%	—	—	90	0.04

Total savings certificates	225,772	76.96	229,547	78.49

Total	$293,368	100.00%	$292,469	100.00%

        At June 30, 2012 and 2011 deposit accounts with balances over $100 totaled approximately $86,948 and $83,890, respectively. Scheduled maturities of certificates of deposit at June 30, 2012 for the next four years are as follows:

2012
2013	$171,040
2014	45,424
2015	7,776
2016	1,532

$225,772

        There are no certificates of deposit scheduled to mature after 2016. The Company does not take brokered certificates of deposit.

        Directors and executive officers were customers of and had transactions with the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $2,063 and $1,762 at June 30, 2012 and 2011, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 7—BORROWING ARRANGEMENTS WITH THE FEDERAL HOME LOAN BANK

        The Company has credit available under a loan agreement with the FHLB in the amount of 11% of total assets (as defined), approximately $41,460 of availability at June 30, 2012. As a member of the FHLB, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range in maturities. Borrowings under the FHLB would mostly be secured by single family first mortgage loans. The Company had no advances from the FHLB as of June 30, 2012 and 2011 and recognized no interest expense for the respective years ended.

NOTE 8—INCOME TAXES

        Income tax expense for the years ended June 30, 2012 and 2011 was as follows:

	2012	2011
Current federal expense	$1,910	$1,674
Current state expense	338	307
Deferred federal expense (benefit)	272	(520)
Deferred state expense (benefit)	52	(95)

Total	$2,572	$1,366

        Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at June 30, 2012 and 2011:

	2012	2011
Deferred tax assets:
Deferred compensation	$314	$320
Charitable contribution	209	438
Allowance for loan losses	209	269
Other	43	99

Total deferred tax assets	775	1,126
Deferred tax liabilities:
FHLB stock dividends	(81)	(82)
Deferred loan fees, net	(279)	(304)
Basis difference in premises and equipment	(55)	(56)
Securities available-for-sale	(363)	(52)

Total deferred tax liabilities	(778)	(494)

Net deferred tax asset	$(3)	$632

        Retained earnings as of June 30, 2012 and 2011 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Company pays

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 8—INCOME TAXES (Continued)

dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

        A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) for the years ended June 30, 2012 and 2011 is as follows:

	2012		2011
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$2,239	34.00%	$1,247	34.00%
Increase (decrease) resulting from:
State income tax expense	340	5.16	142	3.94
Life insurance benefits	(3)	(0.04)	(2)	(0.10)
Other—net	(4)	(0.06)	(21)	(0.60)

Total	$2,572	39.06%	$1,366	37.24%

        The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the consolidated statements of income and comprehensive income for the years ended June 30, 2012 and 2011. The Company is subject to U.S. federal income tax as well as income tax of the state of South Carolina. The Company is no longer subject to examination by taxing authorities for years before 2006.

NOTE 9—EMPLOYEE BENEFIT PLANS

        The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed. These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement. The directors vest ratably over periods established in the agreements. Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 6.69% to 8.87% at both June 30, 2012 and 2011, respectively. The total expense incurred under these plans for the years ended June 30, 2012 and 2011 was $47 and $71, respectively. The recorded liability for these agreements was $831 and $842 at June 30, 2012 and 2011, respectively, and is included in other accrued liabilities in the consolidated balance sheet.

        To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

        The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service. The Company has exercised this option in 2012 and 2011, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2012 and 2011 was $53 and $38, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 10—EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

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

        Participants receive the shares at the end of employment. No contributions were made to the plan during 2012. The expense recognized during 2012 and 2011 was $212 and $60, respectively. Of the amount expensed in 2012, $75 was related to dividends on unallocated shares used to reduce the principal amount of the ESOP debt resulting in additional compensation expense.

        Shares held by the ESOP at June 30, 2012 and 2011were as follows:

	2012	2011
Committed to be released to participants	8,276	4,976
Allocated to participants	15,585	—
Unearned	224,981	243,866

Total ESOP shares	248,842	248,842

Fair value of unearned shares	$2,924,753	$2,933,708

NOTE 11—COMMITMENTS

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

        The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2012 and 2011 was as follows:

	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$911	$—	$1,783	$—

        Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are for the purpose of financing the purchase, the refinance, or the construction of residential real estate. At June 30, 2012, these commitments have interest rates ranging from 3.95% to 7.25% and maturities ranging from 10 to 30 years. At June 30, 2011, these commitments have interest rates ranging from 4.50% to 7.25% and maturities ranging from 10 to 30 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 11—COMMITMENTS (Continued)

        Financial instruments with off-balance-sheet risk:    The Company has no additional financial instruments with off-balance-sheet risk.

        Leases and service agreements:    The Company leases office equipment under varying lease terms, which are noncancelable. Rent expense was approximately $50 and $51 for the years ended June 30, 2012 and 2011, respectively. Future minimum lease commitments under the non-cancelable operating leases are as follows:

Year	Operating Lease
2013	$49
2014	49
2015	11
2016	2
2017 and thereafter	—

Total	$111

        The Company is obligated under a 7-year service agreement with a third party, which expires on January 31, 2016. The third party provides electronic transaction services related to the deposit and loan cycles for the Company. Transaction processing service expense related to this agreement for the years ended June 30, 2012 and 2011 was $291 and $277, respectively, and is included in data processing expenses on the consolidated statements of income and comprehensive income.

NOTE 12—REGULATORY CAPITAL REQUIREMENTS

        Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2012, the Association met all capital adequacy requirements to which it is subject. Bank holding companies under $500 million in assets are not required to report regulatory capital ratios.

        Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2012 and 2011, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association's category.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 12—REGULATORY CAPITAL REQUIREMENTS (Continued)

        The Association's actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$75,231	45.25%	$13,452	8.00%	$16,815	10.00%
Tier 1 (core) capital to risk weighted assets	76,088	44.74	6,726	4.00	10,089	6.00
Tier 1 (core) capital to tangible assets	76,088	19.94	11,320	3.00	18,867	5.00
Tangible capital to tangible assets	76,088	19.94	2,522	1.50	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$71,358	37.20%	$15,349	8.00%	$19,186	10.00%
Tier 1 (core) capital to risk weighted assets	70,630	36.82	7,674	4.00	11,512	6.00
Tier 1 (core) capital to tangible assets	70,630	18.89	11,222	3.00	18,703	5.00
Tangible capital to tangible assets	70,630	18.89	5,611	1.50	N/A	N/A

        The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes this test is met.

        Dividend Restrictions—The Company's principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2012, the Association could, without prior approval, declare dividends of approximately $9,131 plus any 2012 net profits retained to the date of the dividend declaration.

NOTE 13—FAIR VALUE MEASUREMENTS

        Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

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

        The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

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

        Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and 2011 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 2)
	June 30, 2012	June 30, 2011
Financial assets:
FHLMC common stock	$20	$28
Preferred stock	272	—
FNMA mortgage-backed securities	13,017	—
FHLMC mortgage-backed securities	18,641	—
U.S. Government agencies	32,590	30,603

Total securities available-for-sale	$64,540	$30,631

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The table below presents assets measured at fair value on a non-recurring basis by level at June 30, 2012 and June 30, 2011:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011
Financial assets:
Certificates of deposit	$2,000	$—	$—	$—
FHLMC mortgage-backed securities	—	—	411	—
GNMA mortgage-backed securities	7,147	—	9,062	—

Total securities held to maturity	9,147	—	9,473	—
Non-financial assets:
Impaired real estate loans, with specific allocations
One-to-four-family	—	1,712	—	386
Real estate owned, net:
One- to four-family	—	854	—	2,254

Total non-financial assets	—	2,566	—	2,640

Total assets measured at fair value on a non-recuring basis	$9,147	$2,566	$9,473	$2,640

        Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had carrying amounts $1,712 and $386, which consists of the unpaid principal balances of $1,813 and $408 less valuation allowances of $101 and $22 for the years ended June 30, 2012 and 2011. The impact to the provision to loan losses from the change in the valuation allowances was $79 and $166 for the years ended June 30, 2012 and 2011, respectively.

        Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The outstanding balances of real estate owned and their respective valuation allowances at June 30, 2012 and 2011 were $876 and $22 and $2,288 and $34, respectively.

        The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $291 and $303 for the years ending June 30, 2012 and 2011, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2012:

	Level 3 Quantitative Information at June 30, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired real estate loans net, with specific allocations:
One-to four-family	$1,712	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)
Real estate owned:
One-to four-family	$854	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

        The carrying amounts and estimated fair values of the Company's on-balance sheet financial instruments at June 30, 2012 and 2011 are summarized below:

	June 30, 2012
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$64,540	$—	$64,540	$—	$64,540
Securities held-to-maturity	8,733	—	9,147	—	9,147
Loans, net	249,832	—	—	265,580	265,580
Restricted equity securities	564	N/A	N/A	N/A	N/A
Financial liabilities
Deposits	$293,368	$—	$—	$290,922	$290,922

	June 30, 2011
	Carrying Amount	Fair Value
Financial assets
Securities available-for-sale	$30,631	$30,631
Securities held-to-maturity	9,035	9,473
Loans, net	264,913	280,458
Restricted equity securities	557	N/A
Financial liabilities
Deposits	$292,469	$302,053

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

        Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). It was not practicable to determine the fair value of restricted equity securities due to restrictions placed on transferability. The fair value of off-balance sheet items is not considered material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

NOTE 14—STOCK BASED COMPENSATION

        On April 5, 2012, the shareholders of Oconee Federal Financial Corp. approved the Oconee Federal Financial Corp. 2012 Equity Incentive Plan (the "Plan") for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 435,472 shares of the Company's common stock, with no more than 124,420 of shares as restricted stock awards and 311,052 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

        On April 27, 2012, the compensation committee of the board of directors approved the issuance of 62,208 stock options to purchase Company stock and 24,884 shares of restricted stock to its directors. In addition, a total of 171,078 options and 62,210 shares of restricted stock were granted to officers. Stock options vest ratably over a weighted average of 5.67 years and restricted stock vest ratably over an average of five years. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 14—STOCK BASED COMPENSATION (Continued)

        The following table summarizes stock option activity for the year ended June 30, 2012:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding—July 1, 2011	—	$—
Granted	233,286	11.58
Exercised	—	—
Forfeited	—	—

Outstanding—June 30, 2012	233,286	$11.58	7.90	$331,266

Fully vested and exercisable at June 30, 2012	—	$—	—	$—

Expected to vest in future periods	233,286

Fully vested and expected to vest—June 30, 2012	233,286	$11.58	7.90	$331,266

(1)
Based on closing price of $13.00 per share on June 30, 2012.

        Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

        The fair value for each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the following assumptions. The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate. The expected dividend yield is estimated using the projected annual dividend level and recent stock price of the Company's common stock at the date of grant. Expected stock volatility is based on historical volatilities of the SNL Financial Index of Thrifts. The expected life of the options is calculated based on the "simplified" method as provided for under Staff Accounting Bulletin No.110.

        The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for the period indicated were as follows:

June 30, 2012
Risk-free interest rate	1.54%
Expected dividend yield	3.45%
Expected stock volatility	15.3
Expected life (years)	8
Fair value	$1.00

        There were 10,000 options that were earned during the year ended June 30, 2012. Stock-based compensation expense for stock options for the year ended was $10. Total unrecognized compensation cost related to nonvested stock options was $223 at June 30, 2012 and is expected to be recognized over a weighted-average period of 5.46 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 14—STOCK BASED COMPENSATION (Continued)

        The following table summarizes non-vested restricted stock activity for the year ended June 30, 2012:

2012
Balance—beginning of year	—
Granted	87,094
Forfeited	—
Earned and issued	(3,999)

Balance—end of period	83,095

        The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company's common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted during the year ended June 30, 2012 was $11.58 per share or $1,009. Stock-based compensation expense for restricted stock included in non-interest expense for the year ended was $46. Unrecognized compensation expense for nonvested restricted stock awards was $962 and is expected to be recognized over 4.82 years.

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information for the years ended June 30, 2012 and 2011 is as follows:

	2012	2011
Cash paid during the period for:
Interest paid	$3,234	$5,046
Income taxes paid	$2,435	$1,820
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$968	$2,547
Unrealized gains on securities available-for-sale, net	$463	$136

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 16—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

        Oconee Federal Financial Corp. was formed on January 13, 2011. Condensed financial information of Oconee Federal Financial Corp. at June 30, 2012 and for the year ended June 30, 2012 and the period of January 13, 2011 to June 30, 2011 are presented below:

CONDENSED BALANCE SHEETS
JUNE 30, 2012 and 2011

	2012	2011
ASSETS
Cash and cash equivalents	$4,535	$7,137
Securities available-for-sale	272	—
ESOP loan receivable	2,345	2,488
Other	40	41
Investment in banking subsidiary	75,830	70,767

Total assets	$83,022	$80,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	38	222
Shareholders' equity	82,984	80,211

Total liabilities and shareholders' equity	$83,022	$80,433

CONDENSED STATEMENTS OF INCOME
FOR THE THE YEAR ENDED JUNE 30, 2012 AND THE PERIOD JANUARY 13, 2011 THROUGH JUNE 30, 2011

	2012	2011
Interest income	$75	$41
Other expenses	318	26

Income before tax and undistributed subsidiary income	(243)	15

Income tax expense	—	—
Equity in subsidiary net income	4,256	1,050

Net income	$4,013	$1,065

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2012 AND 2011

(Amounts in thousands, except share and per share data)

NOTE 16—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THE YEAR ENDED JUNE 30, 2012 AND THE PERIOD JANUARY 13, 2011 THROUGH JUNE 30, 2011

	2012	2011
Cash Flows From Operating Activities
Net income	$4,013	$1,065
Adjustments to reconcile net income to net cash from operating activities:
Stock issued to charitable foundation	—	1,257
Change in other assets	1	(41)
Change in other liabilities	(32)	—
Equity in subsidiary net income	(4,256)	(1,050)

Net cash provided by (used in) operating activities	(274)	1,231

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(272)	—
Payments received on ESOP loan	143	—
Equity investment in subsidiary	—	(11,114)

Net cash used in investing activities	(129)	(11,114)

Cash Flows from Financing Activities
Initial funding of Oconee Federal, MHC	—	(50)
Purchases of treasury shares	(141)	—
Proceeds from sale of capital stock, net of issuance costs	—	17,292
Dividends paid	(2,058)	(222)

Net cash provided by (used in) financing activities	(2,199)	17,020

Change in cash and cash equivalents	(2,602)	7,137
Cash and cash equivalents, beginning of year	7,137	—

Cash and cash equivalents, end of period	$4,535	$7,137

NOTE 17—SUBSEQUENT EVENTS

        On July 26, 2012, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of the Company's common stock to stockholders of record as of August 9, 2012, which was paid on August 23, 2012.

ITEM 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures.

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

  (b)
  Management's Annual Report on Internal Control over Financial Reporting

    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer over financial reporting, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

    Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on our consolidated financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

    As of June 30, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon its assessment, management believes that the Company's internal control over financial reporting as of June 30, 2012 is effective using these criteria. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management's report in this annual report.

  (c)
  Changes in Internal Control Over Financial Reporting

    There were no significant changes made in our internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        Not applicable.

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

        The information contained under the sections captioned "Proposal I—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.    Executive Compensation

        The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  (a)
  Securities Authorized for Issuance Under Stock-Based Compensation Plans.    The following table sets forth information as of June 30, 2012 about Company common stock that may be issued under the Company's equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	320,380	$11.58	115,092

Total	320,380	$11.58	115,092

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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

3.1	Charter of Oconee Federal Financial Corp.(1)
3.2	Bylaws of Oconee Federal Financial Corp.(1)
4	Form of Common Stock Certificate(1)
10.1	Form of Employee Stock Ownership Plan(1)
10.2	Non-Qualified Salary Continuation Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore(1)
10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr.(1)
10.5	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.6	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and Curtis T. Evatt(1)
21	Subsidiaries of Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and 2011, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011, and (v) the Notes to the Consolidated Financial Statements.(2)

(1)
Incorporated by reference to the Registration Statement on Form S-1 (File no. 333-169419), as initially filed September 16, 2010, and as amended on November 2, 2010, November 8, 2010 and November 10, 2010.

(2)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCONEE FEDERAL FINANCIAL CORP.
Date: September 26, 2012	By:	/s/ T. RHETT EVATT T. Rhett Evatt President, Chief Executive Officer and Chairman (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ T. RHETT EVATT T. Rhett Evatt	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 26, 2012
/s/ CURTIS T. EVATT Curtis T. Evatt	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 26, 2012
/s/ HARRY B. MAYS, JR. Harry B. Mays, Jr.	Director	September 26, 2012
/s/ ROBERT N. MCLELLAN, JR. Robert N. McLellan, Jr.	Director	September 26, 2012
/s/ W. MAURICE POORE W. Maurice Poore	Director	September 26, 2012
/s/ CECIL T. SANDIFER, JR. Cecil T. Sandifer, Jr.	Director	September 26, 2012