Form 10-K/A
period 2012-06-30
Oconee Federal Financial Corp.
filed 2012-10-15
CIK 1501078

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 28, 2012, there were 6,432,645 shares outstanding of the registrant’s common stock.  The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2011 was $24.21 million.

Explanatory Note

This Form 10-K/A is being filed by Oconee Federal Financial Corp. (the “Company”) to amend its Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on September 26, 2012, to revise the disclosure on the cover page of the Form 10-K regarding the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on October 12, 2012, to make a clerical correction to Exhibit 31.1 to the Annual Report on Form 10-K, and to include certain information regarding director independence required by Item 13 of the Annual Report on Form 10-K.

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

All other information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” of the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

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

OCONEE FEDERAL FINANCIAL CORP.

Date: October 15, 2012	By:	/s/ T. Rhett Evatt
T. Rhett Evatt
President, Chief Executive Officer and Chairman
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ T. Rhett Evatt	President, Chief Executive Officer and	October 15, 2012
T. Rhett Evatt	Chairman of the Board (Principal Executive Officer)

/s/ Curtis T. Evatt	Executive Vice President, Chief	October 15, 2012
Curtis T. Evatt	Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Harry B. Mays, Jr.	Director	October 15, 2012
Harry B. Mays, Jr.

/s/ Robert N. McLellan, Jr.	Director	October 15, 2012
Robert N. McLellan, Jr.

/s/ W. Maurice Poore	Director	October 15, 2012
W. Maurice Poore

/s/ Cecil T. Sandifer, Jr.	Director	October 15, 2012
Cecil T. Sandifer, Jr.