Form 10-Q
period 2012-09-30
Oconee Federal Financial Corp.
filed 2012-11-07
CIK 1501078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

There were 6,423,645 shares of Common Stock, par value $.01 per share, outstanding as of October 30, 2012.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1.                                                  FINANCIAL STATEMENTS

	September 30,	June 30,
	2012	2012 (*)
	(Unaudited)
ASSETS
Cash and cash equivalents	$21,731	$14,977
Federal funds sold and overnight interest bearing deposits	28,207	32,635
Total cash and cash equivalents	49,938	47,612
Securities held-to-maturity (estimated fair value: September 30, 2012 - $8,782 and June 30, 2012 - $9,147)	8,383	8,733
Securities available-for-sale	70,544	64,540
Loans, net of allowance for loan losses of $930 and $857	243,751	249,832
Premises and equipment, net	3,161	3,183
Real estate owned, net	820	854
Accrued interest receivable
Loans	975	953
Investments	291	230
Restricted equity securities	564	564
Bank owned life insurance	384	385
Prepaid FDIC insurance premiums	323	345
Other assets	521	522

Total assets	$379,655	$377,753

LIABILITIES
Deposits
Non-interest bearing	$3,660	$3,394
Interest bearing	289,852	289,974

Total deposits	293,512	293,368

Accrued interest payable and other liabilities	2,296	1,401

Total liabilities	295,808	294,769

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,423,645 shares outstanding at September 30, 2012 and June 30, 2012	64	64
Additional paid in capital	20,947	20,880
Retained earnings	64,067	63,693
Accumulated other comprehensive income	982	599
Unearned ESOP shares	(2,213)	(2,252)

Total shareholders’ equity	83,847	82,984

Total liabilities and shareholders’ equity	$379,655	$377,753

(*)         Derived from audited financial statements

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,	September 30,
	2012	2011
Interest and dividend income:
Loans, including fees	$3,370	$3,670
Securities, taxable	266	172
Federal funds sold and other	18	29
Total interest income	3,654	3,871

Interest expense:
Deposits	625	946
Total interest expense	625	946

Net interest income	3,029	2,925

Provision for loan losses	141	28

Net interest income after provision for loan losses	2,888	2,897

Noninterest income:
Service charges on deposit accounts	20	18
Gain on sales of securities	—	67
Gain on sales of real estate owned	57	12
Other	9	—
Total noninterest income	86	97

Noninterest expense:
Salaries and employee benefits	790	666
Occupancy and equipment	177	160
Data processing	59	75
Professional and supervisory fees	79	128
Office expense	23	27
Advertising	19	20
FDIC deposit insurance	27	41
Provision for real estate owned and related expenses	37	144
Other	76	126
Total noninterest expense	1,287	1,387

Income before income taxes	1,687	1,607
Income tax expense	670	630

Net income	$1,017	$977

Other comprehensive income, net of tax
Unrealized gain on securities available-for-sale, net of taxes	$383	$78
Reclassification adjustment for (gains) losses realized in income, net of taxes	—	(3)
Other comprehensive income	383	75

Comprehensive income	$1,400	$1,052

Basic net income per share: (Note 2)	$0.16	$0.16
Diluted net income per share (Note 2)	$0.16	$0.16
Dividends declared per share	$0.10	$—

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-In	Retained	Comprehensive	ESOP
	Stock	Capital	Earnings	Income	Shares	Total

Balance at July 1, 2011	$63	$20,935	$61,516	$136	$(2,439)	$80,211
Net income	—	—	977	—	—	977
Other comprehensive income	—	—	—	75	—	75
ESOP shares earned	—	5	—	—	25	30
Balance at September 30, 2011	$63	$20,940	$62,493	$211	$(2,414)	$81,293

Balance at July 1, 2012	$64	$20,880	$63,693	$599	$(2,252)	$82,984
Net income	—	—	1,017	—	—	1,017
Other comprehensive income	—	—	—	383	—	383
Stock-based compensation expense	—	58	—	—	—	58
Dividends	—	—	(643)	—	—	(643)
ESOP shares earned	—	9	—	—	39	48
Balance at September 30, 2012	$64	$20,947	$64,067	$982	$(2,213)	$83,847

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	September 30,	September 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$1,017	$977
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	141	28
Provision for real estate owned	—	71
Depreciation and amortization, net	276	91
Deferred loan fees, net	70	13
Gain on sale of real estate owned	(57)	(12)
Gain on sales of securities	—	(67)
Loss from other-than-temporary impairment	—	4
ESOP compensation expense	48	30
Stock based compensation expense	58	—
Net change in operating assets and liabilities:
Accrued interest receivable	(83)	(114)
Accrued interest payable	5	(9)
Other	689	658
Net cash provided by operating activities	2,164	1,670

Cash Flows From Investing Activities
Purchases of premises and equipment	(31)	(38)
Purchases of securities held-to-maturity	(498)	—
Purchases of securities available-for-sale	(8,347)	(15,233)
Proceeds from maturities, paydowns and calls of securities available-for-sale	2,746	130
Proceeds from maturities, paydowns and calls of securities held-to-maturity	830	317
Proceeds from sales of securities available-for-sale	—	10,182
Proceeds from sale of real estate owned	674	51
Loan originations and repayments, net	5,287	(459)
Net cash provided by (used in) investing activities	661	(5,050)

Cash Flows from Financing Activities
Net change in deposits	144	(698)
Dividends paid	(643)	(222)
Net cash used in financing activities	(499)	(920)

Change in cash and cash equivalents	2,326	(4,300)

Cash and cash equivalents, beginning of year	47,612	60,830

Cash and cash equivalents, end of period	$49,938	$56,530

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)               BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (64.25%) by Oconee Federal, MHC.  These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2012 and June 30, 2012 and the results of operations and cash flows for the interim periods ended September 30, 2012 and 2011. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the year ended June 30, 2012.

(2)               EARNINGS PER SHARE (“EPS”)

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period.  ESOP shares are considered outstanding for this calculation unless unearned.  The factors used in the earnings per common share computation follow:

	Three months ended
	September 30,	September 30,
	2012	2011
Earnings per share
Net income	$1,017	$977
Less: distributed earnings allocated to participating securities	(8)	—
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(5)	—
Net earnings available to common stock	$1,004	$977

Weighted common shares outstanding including participating securities	6,423,645	6,348,000
Less: participating securities	(79,063)	—
Less: average unearned ESOP shares	(222,912)	(241,377)
Weighted average shares	6,121,670	6,106,623

Basic earnings per share	$0.16	$0.16

Weighted average shares	6,121,670	6,106,623
Add: dilutive effects of assumed exercises of stock options	16,587	—
Average shares and dilutive potential common shares	6,138,257	6,106,623

Diluted earnings per share	$0.16	$0.16

There were no potential dilutive common shares for the three months ended September 30, 2011; therefore, basic and diluted EPS are the same.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(3)               SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at September 30, 2012 and June 30, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012
Held-to-maturity:
Certificates of deposit	$2,490	$10	$(1)	$2,499
GNMA mortgage-backed securities	5,893	390	—	6,283
Total held-to-maturity	$8,383	$400	$(1)	$8,782

Available-for-sale:
FHLMC common stock	$20	$1	$—	$21
Preferred stock (1)	734	15	—	749
FNMA CMO/REMIC	2,040	—	(25)	2,015
FHLMC CMO/REMIC	2,063	—	—	2,063
FNMA mortgage-backed securities	14,734	342	—	15,076
FHLMC mortgage-backed securities	17,364	536	—	17,900
U.S. Government agencies	32,018	702	—	32,720
Total available-for-sale	$68,973	$1,596	$(25)	$70,544

June 30, 2012
Held-to-maturity:
Certificates of deposit	$1,992	$9	$(1)	$2,000
GNMA mortgage-backed securities	6,741	406	—	7,147
Total held-to-maturity	$8,733	$415	$(1)	$9,147

Available-for-sale:
FHLMC common stock	$20	$—	$—	$20
Preferred stock (1)	272	—	—	272
FNMA mortgage-backed securities	12,825	198	(6)	13,017
FHLMC mortgage-backed securities	18,380	262	(1)	18,641
U.S. Government agencies	32,081	511	(2)	32,590
Total available-for-sale	$63,578	$971	$(9)	$64,540

(1)  Consists of 300 shares of Southern First Bancshares, Inc. cumulative perpetual preferred stock, series T and 500 shares of BNC Bancorp cumulative perpetual preferred stock, series T.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

There was one FNMA collateralized mortgage obligation (“CMO”) with an unrealized loss and two certificates of deposit with an unrealized loss at September 30, 2012.  There were two U.S. Government agency securities, one FHLMC mortgage-backed security, one FNMA mortgage-backed security, and two certificates of deposits with fair values below their amortized cost at June 30, 2012.  None of the unrealized losses for these securities have been recognized in net income for the three months ended September 30, 2012 because of the high credit quality of the securities, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the bonds approach their maturity date or reset date.

During the three months ended September 30, 2011, management recorded an other-than-temporary impairment charge on the FHLMC common stock of $4 based on management’s evaluation of the length of time the FHLMC had been impaired and the prospects of recoverability.  No impairment was recorded for the three months ended September 30, 2012.

The amortized cost and fair value of securities available-for-sale and held-to-maturity debt securities at September 30, 2012 by contractual maturity are summarized as follows:

	September 30, 2012
	Amortized	Estimated
	Cost	Fair Value
Due from one to five years	$27,507	$28,151
Due from five to ten years	7,001	7,068
Due after ten years	—	—
Mortgage-backed securities	42,094	43,337
Total	$76,602	$78,556

There were no sales of securities for the three months ended September 30, 2012.  Gross proceeds from sales of securities and gross gains for the three months ended September 30, 2011 were $10,182 and $67, respectively.

(4)               LOANS

The components of loans at September 30, 2012 and June 30, 2012 were as follows:

	September 30,	June 30,
	2012	2012
Real estate loans:
One- to four-family	$228,193	$234,125
Multi-family	262	264
Home equity	383	395
Nonresidential	9,110	9,226
Construction and land	7,345	7,232
Total real estate loans	245,293	251,242
Consumer and other loans	851	987
Total loans	246,144	252,229
Net deferred loan fees	(1,463)	(1,540)
Allowance for loan losses	(930)	(857)
Loans, net	$243,751	$249,832

The following tables present the activity in the allowance for loan losses for the three months ended September 30, 2012 and 2011 and the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at September 30, 2012 and 2011:

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Real estate
September 30, 2012	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$773	$4	$1	$56	$21	$2	$857
Provision	139	—	—	—	1	1	141
Charge-offs	(68)	—	—	—	—	—	(68)
Recoveries	—	—	—	—	—	—	—
Ending balance	$844	$4	$1	$56	$22	$3	$930

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$192	$—	$—	$—	$—	$—	$192
Collectively evaluated for impairment	652	4	1	56	22	3	738
Total ending allowance balance	$844	$4	$1	$56	$22	$3	$930

Loans:
Loans individually evaluated for impairment	$2,756	$—	$—	$—	$—	$—	$2,756
Loans collectively evaluated for impairment	225,437	262	383	9,110	7,345	851	243,388
Total ending loans balance	$228,193	$262	$383	$9,110	$7,345	$851	$246,144

	Real estate
September 30, 2011	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$647	$4	$1	$56	$38	$3	$749
Provision	44	—	—	—	(15)	(1)	28
Charge-offs	(54)	—	—	—	—	—	(54)
Recoveries	—	—	—	—	—	—	—
Ending balance	$637	$4	$1	$56	$23	$2	$723

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$21	$—	$—	$—	$—	$—	$21
Collectively evaluated for impairment	616	4	1	56	23	2	702
Total ending allowance balance	$637	$4	$1	$56	$23	$2	$723

Loans:
Loans individually evaluated for impairment	$1,533	$—	$—	$—	$—	$—	$1,533
Loans collectively evaluated for impairment	246,624	268	446	9,217	8,287	942	265,784
Total ending loans balance	$248,157	$268	$446	$9,217	$8,287	$942	$267,317

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at June 30, 2012:

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio segment at September 30, 2012 and June 30, 2012, including the average recorded investment balance and interest earned for the three months ended September 30, 2012 and year ended June 30, 2012:

	September 30, 2012					June 30, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$363	$363	$—	$517	$8	$670	$670	$—	$1,135	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	363	363	—	517	8	670	670	—	1,135	—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$363	$363	$—	$517	$8	$670	$670	$—	$1,135	$—

With recorded allowance:
Real estate loans:
One- to four-family	$2,393	$2,393	$192	$2,103	$—	$1,813	$1,813	$101	$1,111	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	2,393	2,393	192	2,103	—	1,813	1,813	101	1,111	—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$2,393	$2,393	$192	$2,103	$—	$1,813	$1,813	$101	$1,111	$—

Totals:
Real estate	$2,756	$2,756	$192	$2,620	$8	$2,483	$2,483	$101	$2,246	$—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$2,756	$2,756	$192	$2,620	$8	$2,483	$2,483	$101	$2,246	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans at September 30, 2012 and June 30, 2012 by portfolio class of loans:

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
September 30, 2012	Past Due	Past Due	Past Due	Past Due	Current	Loans	or More
Real estate loans:
One- to four-family	$6,260	$1,276	$2,203	$9,739	$218,454	$228,193	$567
Multi-family	—	18	—	18	244	262	—
Home equity	—	—	—	—	383	383	—
Nonresidential	613	—	—	613	8,497	9,110	—
Construction and land	19	—	—	19	7,326	7,345	—
Total real estate loans	6,892	1,294	2,203	10,389	234,904	245,293	567
Consumer and other loans	—	—	—	—	851	851	—
Total	$6,892	$1,294	$2,203	$10,389	$235,755	$246,144	$567

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
June 30, 2012	Past Due	Past Due	Past Due	Past Due	Current	Loans	or More
Real estate loans:
One- to four-family	$4,305	$140	$2,302	$6,747	$227,378	$234,125	$145
Multi-family	—	—	—	—	264	264	—
Home equity	—	—	—	—	395	395	—
Nonresidential	—	—	—	—	9,226	9,226	—
Construction and land	163	—	—	163	7,069	7,232	—
Total real estate loans	4,468	140	2,302	6,910	244,332	251,242	145
Consumer and other loans	—	—	—	—	987	987	—
Total	$4,468	$140	$2,302	$6,910	$245,319	$252,229	$145

Nonaccrual loans at September 30, 2012 and June 30, 2012 were $1,776 and $2,157, respectively.  These loans are disclosed by portfolio segment above in the “90 days or more past due” column.  Non-performing loans and loans past due 90 days and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

There were no troubled debt restructures at September 30, 2012 or June 30, 2012.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

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

At September 30, 2012 and June 30, 2012, and based on the most recent analyses performed at September 30, 2012, the loan grade for each loan by portfolio segment and class is as follows:

	Real estate
	One-to four family		Multi-family		Home Equity		Nonresidential
	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,
	2012	2012	2012	2012	2012	2012	2012	2012

Pass	$225,437	$231,642	$262	$264	$383	$395	$9,110	$9,226
Special mention	86	160	—	—	—	—	—	—
Substandard	2,670	2,323	—	—	—	—	—	—
Total	$228,193	$234,125	$262	$264	$383	$395	$9,110	$9,226

	Real estate
	Construction and Land		Consumer		Total
	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,
	2012	2012	2012	2012	2012	2012

Pass	$7,345	$7,232	$851	$987	$243,388	$249,746
Special mention	—	—	—	—	86	160
Substandard	—	—	—	—	2,670	2,323
Total	$7,345	$7,232	$851	$987	$246,144	$252,229

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

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

Investment Securities:

The fair values for investment securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The Company’s preferred stock investments are not actively traded; therefore, management estimates the fair value of its preferred stock using estimations provided by external dealer quotes.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and June 30, 2012 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)
	September 30,	September 30,	June 30,
	2012	2012	2012
Financial assets:
FHLMC common stock	$21	$—	$20
Preferred stock	—	749	272
FNMA CMO/REMIC	2,015	—	—
FHLMC CMO/REMIC	2,063	—	—
FNMA mortgage-backed securities	15,076	—	13,017
FHLMC mortgage-backed securities	17,900	—	18,641
U.S. Government agencies	32,720	—	32,590
Total securities available-for-sale	$69,795	$749	$64,540

Presented in the table below are assets measured at fair value on a non-recurring basis by level at September 30, 2012 and June 30, 2012:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
	September 30,	September 30,	June 30,	June 30,
	2012	2012	2012	2012
Financial assets:
Certificates of deposit	$2,499	$—	$2,000	$—
GNMA mortgage-backed securities	6,283	—	7,147	—
Total securities held to maturity	8,782	—	9,147	—

Non-financial assets:
Impaired real estate loans, with specific allocations
One-to-four-family	—	2,201	—	1,712

Real estate owned, net:
One- to four-family	—	820	—	854
Total non-financial assets	—	3,021	—	2,566
Total assets measured at fair value on a non-recurring basis	$8,782	$3,021	$9,147	$2,566

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,201 and $1,712 at September 30, 2012 and June 30, 2012, respectively.  The carrying values included a valuation allowance of $192 and $101, respectively, resulting in an increase in the provision for loan loss of $101 for the three months ended September 30, 2012 and an increase to the provision for loan losses of $79 for the year ended June 30, 2012.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell.  The outstanding balances of real estate owned and their respective valuation allowances at September 30, 2012 and June 30, 2012 were $842 and $22 and $876 and $22, respectively.  The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $0 and $291 for the three months ended September 30, 2012 and year ended June 30, 2012, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2012:

	Level 3 Quantitative Information at September 30, 2012
		Valuation	Unobservable	Range (Weighted
	Fair Value	Technique	Inputs	Average)
Impaired real estate loans net, with specific allocations:
One-to four-family	$2,201	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)

Real estate owned:
One-to four-family	$820	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2012 and June 30, 2012 are summarized below:

	September 30, 2012
	Carrying
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$70,544	$—	$69,795	$749	$70,544
Securities held-to-maturity	8,383	—	8,782	—	8,782
Loans, net	243,751	—	—	258,970	258,970
Restricted equity securities	564	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$293,512	$—	$—	$297,836	$297,836

	June 30, 2012
	Carrying
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$64,540	$—	$64,540	$—	$64,540
Securities held-to-maturity	8,733	—	9,147	—	9,147
Loans, net	249,832	—	—	258,970	258,970
Restricted equity securities	—	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$293,368	$—	$—	$290,922	$290,922

It was not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.

(6)                                 EMPLOYEE STOCK OWNERSHIP PLAN

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

Participants receive the shares at the end of employment.  No contributions to the ESOP were made during the three months ended September 30, 2012.  The expense recognized for the three months ended September 30, 2012 and 2011 was $48 and $30, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at September 30, 2012 and June 30, 2012 were as follows:

	September 30,	June 30,
	2012	2012
Committed to be released to participants	12,414	8,276
Allocated to participants	15,585	15,585
Unearned	220,843	224,981
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$3,467,235	$2,924,753

(7)                                 STOCK BASED COMPENSATION

On April 5, 2012, the shareholders of Oconee Federal Financial Corp. approved the Oconee Federal Financial Corp. 2012 Equity Incentive Plan (the “Plan”) for employees and directors of the Company.  The Plan authorizes the issuance of up to 435,472 shares of the Company’s common stock, with no more than 124,420 of shares as restricted stock awards and 311,052 as stock options, either incentive stock options or non-qualified stock options.  The exercise price of options granted under the Plan may not be less than the fair market value on the date the stock option is granted.  The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

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

The following table discloses information about the Company’s stock options at September 30, 2012. There was no stock option activity during the three months ended September 30, 2011:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - July 1, 2012	233,286	$11.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - September 30, 2012	233,286	$11.58	7.90	$961,138
Fully vested and exercisable at September 30, 2012	—	$—	—	$—
Expected to vest in future periods	233,286
Fully vested and expected to vest - September 30, 2012	233,286	$11.58	7.90	$961,138

(1)  Based on closing price of $15.70 per share on September 30, 2012.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

The fair value for each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the following assumptions.  The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate.  The expected dividend yield is estimated using the projected annual dividend level and

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

recent stock price of the Company’s common stock at the date of grant.  Expected stock volatility is based on historical volatilities of the SNL Financial Index of Thrifts.  The expected life of the options is calculated based on the “simplified” method as provided for under Staff Accounting Bulletin No.110.

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model for the period indicated were as follows:

June 30, 2012
Risk-free interest rate	1.54%
Expected dividend yield	3.45%
Expected stock volatility	15.3
Expected life (years)	8
Fair value	$1.00

There were 10,640 options that were earned during the three months ended September 30, 2012.  Stock-based compensation expense for stock options for the three months ended September 30, 2012 was $11.  Total unrecognized compensation cost related to nonvested stock options was $212 at September 30, 2012 and is expected to be recognized over a weighted-average period of 5.17 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2012:

2012
Balance - beginning of year	83,095
Granted	—
Forfeited	—
Earned and issued	(4,032)
Balance - end of period	79,063

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  The weighted-average grant date fair value of restricted stock granted during the year ended June 30, 2012 was $11.58 per share or $1,009.  Stock-based compensation expense for restricted stock included in non-interest expense for the three months ended September 30, 2012 was $47.  Unrecognized compensation expense for nonvested restricted stock awards was $916 at September 30, 2012 and is expected to be recognized over 5.14 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(8)                                 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended September 30, 2012 and 2011:

	2012	2011
Cash paid during the period for:
Interest paid	$620	$955
Income taxes paid	$35	$—
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$583	$427
Unrealized gains on securities available-for-sale, net	$383	$75

(9)                                 SUBSEQEUNT EVENTS

On October 25, 2012, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend will be payable to stockholders of record as of November 8, 2012, and will be paid on or about November 21, 2012.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•                  estimates or our risks and future costs and benefits.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2012, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2012 and June 30, 2012

Our total assets increased $1.9 million, or 0.50%, to $379.7 million at September 30, 2012 from $377.8 million at June 30, 2012.  The increase was primarily due to an increase in total cash and cash equivalents of $2.3 million, or 4.9% and an increase in securities available-for-sale of $6.1 million, or 9.3%.  The increase in cash and cash equivalents is the result of net loan repayments and maturities and paydowns of held-to-maturity securities, net of the cash used to purchase additional securities classified as available-for-sale.  Loans decreased $6.1 million, or 2.4%, and held-to-maturity securities decreased $350 thousand, or 4.0%.  Securities classified as available-for-sale increased $6.0 million, or 9.3%.  The continued decline in outstanding loans is the result of the continued decline of loan demand in our market area, and we use the additional source of funds from loan repayments to invest in high-quality investment securities.

Total loans decreased by $6.1 million, or 2.4% to $243.8 million at September 30, 2012 from $249.8 million at June 30, 2012.  Our one-to four-family real estate loans decreased by $5.9 million, or 2.5%, to $228.2 million at September 30, 2012 from $234.1 million at June 30, 2012 resulting from decreased demand in our market area.  The decrease in one-to four-family real estate loans was offset partially by a slight increase in construction and land loans to $7.3 million at September 30, 2012 from $7.2 million at June 30, 2012.  All other loan categories decreased slightly from June 30, 2012 to September 30, 2012 by $266 thousand.

Deposits increased $144 thousand, or 0.05%, to $293.5 million at September 30, 2012 from $293.4 million at June 30, 2012.  The increase was primarily attributed to an increase in NOW and demand accounts of $1.2 million, or 6.1%, offset by decreases in regular savings and other deposits, money market deposits and certificates of deposit of $642 thousand, $368 thousand and $168 thousand, respectively.  The increase in NOW and demand accounts were primarily attributable to non-interest bearing demand deposits.  We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2012.

We had no advances from the Federal Home Loan Bank of Atlanta as of September 30, 2012 or June 30, 2012. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of September 30, 2012), or approximately $41.6 million.

Total equity equaled $83.8 million at September 30, 2012, compared to $83.0 million at June 30, 2012.  The increase of $863 thousand was primarily related to net income for the three months ended September 30, 2012 of $1.0 million less $643 thousand in dividends for the same period and other comprehensive income of $383 thousand.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30,	June 30,
	2012	2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$1,776	$2,157
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	1,776	2,157
Consumer and other loans	—	—
Total nonaccrual loans	$1,776	$2,157
Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$567	$145
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	567	145
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	567	145
Total of nonaccrual and 90 days or more past due loans	$2,343	$2,302
Real estate owned:
One- to four-family	$820	$854
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Other	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$3,163	$3,156

Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$3,163	$3,156

Total nonperforming loans to total loans	0.95%	0.91%
Total nonperforming assets to total assets	0.83%	0.84%
Total nonperforming assets to loans and real estate owned	1.28%	1.25%

There were no other loans that are not disclosed above where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $59 thousand and $41 thousand for the three months ended September 30, 2012 and 2011, respectively.  Interest of $8 thousand and $5 thousand was recognized on these loans and is included in net income for the three months ended September 30, 2012 and 2011, respectively.

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

	For the Three Months Ended September 30,
	2012				2011
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
				(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$248,053		$3,370	5.39%	$266,257		$3,670	5.47%
Investment securities	75,221		266	1.40	45,132		172	1.51
Other interest-earning assets	30,991		18	0.23	35,895		29	0.32
Total interest-earning assets	354,265		3,654	4.09	347,284		3,871	4.42
Noninterest-earning assets	24,472				26,514
Total assets	$378,737				$373,798

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$18,552		$3	0.06%	$16,333		$6	0.15%
Money market deposits	12,060		14	0.45	10,072		11	0.43
Regular savings and other deposits	34,478		55	0.64	33,933		41	0.48
Certificates of deposit	225,130		553	0.97	228,200		888	1.54
Total interest-bearing deposits	290,220		625	0.85	288,538		946	1.30
Total interest-bearing liabilities	290,220				288,538
Noninterest bearing deposits	3,068				2,149
Other noninterest-bearing liabilities	2,034				2,536
Total liabilities	295,322				293,223
Equity	83,415				80,575
Total liabilities and equity	$378,737				$373,798

Net interest income			$3,029				$2,925
Interest rate spread				3.24%				3.12%
Net interest margin				3.39%				3.34%
Average interest-earning assets to average interest-bearing liabilities	1.22	X			1.20	X

Comparison of Operating Results for the Three Months Ended September 30, 2012 and September 30, 2011

General. We recognized net income of $1.0 million for the three months ended September 30, 2012 as compared to net income of $977 thousand for the three months ended September 30, 2011. The increase of $40 thousand was primarily attributable to a decrease in noninterest expense of $100 thousand for the three months ended September 30, 2012 to $1.3 million from $1.4 million for the three months ended September 30, 2011, offset by a decrease in noninterest income of $11 thousand for the three months ended September 30, 2012.

Interest Income. Interest income decreased by $217 thousand to $3.7 million for the three months ended September 30, 2012.  The decrease was primarily the result of a decrease in the average yield on interest earning assets to 4.09% for the three months ended September 30, 2012 from 4.42% for the three months ended September 30, 2011, which offset the increase in the average balance of interest earning assets of $7.0 million to $354.3 million for the three months ended September 30, 2012 from $347.3 million for the three months ended September 30, 2011.

Interest income on loans decreased by $300 thousand, or 8.2%, to $3.4 million for the three months ended September 30, 2012 from $3.7 million for the three months ended September 30, 2011.  The decrease resulted from a decrease in the average balances of loans of $18.2 million to $248.1 million for the three months ended September 30, 2012 from $266.3 million for the three months ended September 30, 2011 and a decrease in the yield on loans from 5.47% for the three months ended September 30, 2011 to 5.39%.  Interest income on investment securities increased by $94 thousand to $266 thousand for the three months ended September 30, 2012 from $172 thousand for the three months ended September 30, 2011.  The increase reflected an increase in the average balance of securities to $75.2 million for the three months ended September 30, 2012 from $45.1 million for the three months ended September 30, 2011.  The increase in average balances offset the decrease in yields on such securities to 1.40% from 1.51% for the same periods.  The increase in average balances of our investment securities is reflective of our efforts to invest excess funds available from loan repayments coupled with a declining demand for residential mortgage loans in our market area.

Interest Expense. Interest expense decreased $321 thousand, or 33.9%, to $625 thousand for the three months ended September 30, 2012 from $946 thousand for the three months ended September 30, 2011.  The decrease reflected a decrease in the average rate paid on deposits in the three months ended September 30, 2012 to 0.85% from 1.30% in the three months ended September 30, 2011, which more than offset an increase in the average balance of deposits of $1.7 million to $290.2 million for the three months ended September 30, 2012 from $288.5 million for the three months ended September 30, 2011.  The largest decrease in interest expense came from certificates of deposit, which decreased $335 thousand, or 37.7% as the average balance of certificates of deposits decreased $3.1 million and the average rate paid on these deposits to 0.97% from 1.54%.

Net Interest Income. Net interest income increased by $104 thousand, or 3.6%, to $3.0 million for the three months ended September 30, 2012 from $2.9 million for the three months ended September 30, 2011.  The increase resulted from an increase in our interest rate spread to 3.24% from 3.12% and an increase in our net interest margin to 3.39% from 3.34% for the same periods.  The increase in our interest rate spread was largely due to our declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded a provision for loan losses of $141 thousand for the three months ended September 30, 2012, compared to a provision of $28 thousand for the three months ended September 30, 2011.  Net charge-offs for the three months ended September 30, 2012 were $68 thousand compared to $54 thousand for the three months ended September 30, 2011.  The increase in net charge-offs is reflective of the increasing balance of impaired loans.  The total balance of impaired loans at September 30, 2012 was $2.8 million as compared to $2.5 million at June 30, 2012 and $1.5 million at September 30, 2011.  Concomitantly, increases in impaired loans resulted in increases to our provision for loan losses.  At September 30, 2012, June 30, 2012, and September 30, 2011, a total allowance for loan losses of $192 thousand, $101 thousand, and $21 thousand, respectively, was specifically allocated to loans deemed to be impaired.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2012 and 2011.

Noninterest Income. Noninterest income decreased by $11 thousand to $86 thousand for the three months ended September 30, 2012 from $97 thousand for the same period in 2011.  The decrease in noninterest income was primarily attributed to a decrease of $67 thousand of gain on sales of securities, which was partially offset by an increase of $45 thousand in gain on sales of real estate owned for the three months ended September 30, 2012 compared to the period ended September 30, 2011.

Noninterest Expense. Noninterest expense decreased by $100 thousand to $1.3 million for the three months ended September 30, 2012 from $1.4 million for the same period in 2011.  The decrease was primarily attributable to decreases in data processing expenses of $16 thousand, professional and supervisory fees of $49 thousand, FDIC deposit insurance premiums of $14 thousand, the provision for real estate owned and related expenses of $107 thousand and other noninterest expense of $50 thousand, respectively.  These decreases were partially offset by an increase in salaries and employee benefits of $124 thousand.  The decrease in our provision for real estate owned and related expenses is a reflection of a decrease in the balance of real estate owned to $820 thousand at September 30, 2012 as compared to $854 thousand at June 30, 2012 and a decrease in legal and other administrative fees associated with real estate owned properties. Salaries and employee benefits increased primarily due to increases in ESOP expense to $48 thousand for the three months ended September 30, 2012 compared to $30 thousand for the three months ended September 30, 2011 and stock-based compensation expense of $58 thousand for the three months ended September 30, 2012 related to our equity incentive plans.

Income Tax Expense. Income tax expense for the three months ended September 30, 2012 was $670 thousand compared $630 thousand for the three months ended September 30, 2011. Our effective income tax rate remained relatively the same at 39.8% and 39.2% for the three months ended September 30, 2012 and 2011.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of September 30, 2012), or approximately $41.6 million.

Common Stock Dividend Policy.  The Company paid a dividend of $0.10 per share, or $643 thousand, on August 23, 2012 to shareholders of record at August 9, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2012, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)         None.

(b)         Not applicable.

(c)          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

Date: November 7, 2012

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

101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language):
	(i)	Consolidated Balance Sheets
	(ii)	Consolidated Statements of Income and Other Comprehensive Income
	(iii)	Consolidated Statements of Shareholders’ Equity
	(iv)	Consolidated Statements of Cash Flows, and
	(v)	Notes to The Consolidated Financial Statements (*)

(*)               Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.