Form 10-Q
period 2012-12-31
Oconee Federal Financial Corp.
filed 2013-02-13
CIK 1501078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2012

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

There were 6,260,445 shares of Common Stock, par value $.01 per share, outstanding as of February 1, 2013.

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1.                                                  FINANCIAL STATEMENTS

	December 31, 2012	June 30, 2012(*)
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,286	$3,374
Interest-bearing deposits	45,800	44,238
Total cash and cash equivalents	50,086	47,612
Securities held-to-maturity (estimated fair value:
December 31, 2012 - $8,642 and June 30, 2012 - $9,147)	8,344	8,733
Securities available-for-sale	76,837	64,540
Loans, net of allowance for loan losses of $866 and $857	233,184	249,832
Premises and equipment, net	3,149	3,183
Real estate owned, net	475	854
Accrued interest receivable
Loans	885	953
Investments	233	230
Restricted equity securities	564	564
Bank owned life insurance	390	385
Prepaid FDIC insurance premiums	287	345
Other assets	487	522

Total assets	$374,921	$377,753

LIABILITIES
Deposits
Non-interest bearing	$3,747	$3,394
Interest bearing	287,671	289,974

Total deposits	291,418	293,368

Accrued interest payable and other liabilities	1,673	1,401

Total liabilities	293,091	294,769

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,260,445 and 6,423,645 shares outstanding at December 31, 2012 and June 30, 2012	64	64
Treasury stock, at par 174,649 and 11,449 shares at December 31, 2012 and June 30, 2012	(2)	—
Additional paid in capital	18,500	20,880
Retained earnings	64,624	63,693
Accumulated other comprehensive income	800	599
Unearned ESOP shares	(2,156)	(2,252)

Total shareholders’ equity	81,830	82,984

Total liabilities and shareholders’ equity	$374,921	$377,753

(*) Derived from audited consolidated financial statements

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Interest and dividend income:
Loans, including fees	$3,234	$3,638	$6,604	$7,308
Securities, taxable	273	196	540	368
Federal funds sold and other	20	33	38	62
Total interest income	3,527	3,867	7,182	7,738

Interest expense:
Deposits	568	842	1,193	1,788
Total interest expense	568	842	1,193	1,788

Net interest income	2,959	3,025	5,989	5,950

Provision for loan losses	(64)	114	76	142

Net interest income after provision for loan losses	3,023	2,911	5,913	5,808

Noninterest income:
Service charges on deposit accounts	22	21	42	39
Gain on sales of securities	14	—	14	67
Gain on sales of real estate owned	9	34	66	45
Other	7	4	14	1
Total noninterest income	52	59	136	152

Noninterest expense:
Salaries and employee benefits	824	758	1,614	1,424
Occupancy and equipment	154	167	330	327
Data processing	69	101	128	176
Professional and supervisory fees	97	115	176	243
Office expense	24	50	47	77
Advertising	16	17	36	37
FDIC deposit insurance	40	40	67	81
Charitable contributions	1	—	1	—
Provision for real estate owned and related expenses	16	193	54	337
Other	71	73	148	195
Total noninterest expense	1,312	1,514	2,601	2,897

Income before income taxes	1,763	1,456	3,448	3,063
Income tax expense	656	557	1,326	1,187

Net income	$1,107	$899	$2,122	$1,876

Other comprehensive income, net of tax
Unrealized gain on securities available-for-sale, net of taxes	$172	$(20)	$211	$97
Reclassification adjustment for gains realized in income, net of taxes	(10)	—	(10)	(42)
Other comprehensive income (loss)	162	(20)	201	55

Comprehensive income	$1,269	$879	$2,323	$1,931

Basic net income per share: (Note 2)	$0.18	$0.15	$0.34	$0.31
Diluted net income per share (Note 2)	$0.18	$0.15	$0.34	$0.31
Dividends declared per share	$0.10	$0.10	$0.20	$0.10

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income	Shares	Total

Balance at July 1, 2011	$63	$—	$20,935	$61,516	$136	$(2,439)	$80,211
Net income	—	—	—	1,876	—	—	1,876
Other comprehensive income	—	—	—	—	55	—	55
Dividends	—	—	—	(636)	—	—	(636)
ESOP shares earned	—	—	17	—	—	104	121
Balance at December 31, 2011	$63	$—	$20,952	$62,756	$191	$(2,335)	$81,627

Balance at July 1, 2012	$64	$—	$20,880	$63,693	$599	$(2,252)	$82,984
Net income	—	—	—	2,122	—	—	2,122
Other comprehensive income	—	—	—	—	201	—	201
Purchase of 163,200 shares of treasury stock (3)	—	(2)	(2,534)	—	—	—	(2,536)
Stock-based compensation expense	—	—	115	—	—	—	115
Dividends (1), (2)	—	—	—	(1,191)	—	—	(1,191)
ESOP shares earned	—	—	39	—	—	96	135
Balance at December 31, 2012	$64	$(2)	$18,500	$64,624	$800	$(2,156)	$81,830

(1)   Quarterly cash dividends of $.10 per share of common stock were declared on July 26, 2012 and October 25, 2012.

(2)   Cash dividends of $99 paid on unallocated ESOP shares were used to reduce the ESOP debt.  As a result, additional ESOP shares were released to participants in the plan, resulting in additional compensation expense of $97.

(3)   On December 7, 2012 and December 24, 2012, 113,200 and 50,000 shares, respectively, were repurchased into the treasury.  The cost of the shares was $15.54 per share for each purchase. The treasury stock method was used to record the repurchases.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	December 31, 2012	December 31, 2011
Cash Flows From Operating Activities
Net income	$2,122	$1,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	76	142
Provision for real estate owned	—	200
Depreciation and amortization, net	569	306
Deferred loan fees, net	134	(70)
Gain on sale of real estate owned	(66)	(45)
Gain on sales of securities	(14)	(67)
Loss from other-than-temporary impairment	—	7
ESOP compensation expense	135	121
Stock based compensation expense	115	—
Net change in operating assets and liabilities:
Accrued interest receivable	65	(185)
Accrued interest payable	(9)	(15)
Other	246	(403)
Net cash provided by operating activities	3,373	1,867

Cash Flows From Investing Activities
Purchases of premises and equipment	(69)	(156)
Purchases of securities held-to-maturity	(1,245)	(1,245)
Purchases of securities available-for-sale	(19,673)	(26,010)
Proceeds from maturities, paydowns and calls of securities available-for-sale	6,037	3,422
Proceeds from maturities, paydowns and calls of securities held-to-maturity	1,602	983
Proceeds from sales of securities available-for-sale	1,243	10,182
Proceeds from sale of real estate owned	1,029	1,336
Loan originations and repayments, net	15,854	6,636
Net cash provided by (used in) investing activities	4,778	(4,852)

Cash Flows from Financing Activities
Net change in deposits	(1,950)	601
Dividends paid	(1,191)	(636)
Purchase of treasury stock	(2,536)	—
Net cash used in financing activities	(5,677)	(35)

Change in cash and cash equivalents	2,474	(3,020)

Cash and cash equivalents, beginning of year	47,612	60,830

Cash and cash equivalents, end of period	$50,086	$57,810

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)               BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (65.93%) by Oconee Federal, MHC.  These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2012 and June 30, 2012 and the results of operations and cash flows for the interim periods ended December 31, 2012 and 2011. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the certain reclassifications have been made to the June 30, 2012 financial statement presentation to correspond to the current period’s format.  In order to provide a more accurate presentation of the interest bearing and noninterest bearing cash balances, $11,602 has been reclassified from Cash and cash equivalents to Interest-bearing deposits at June 30, 2012. The reclassification does not represent a change in accounting principal nor a correction of an error, as the gross cash balance has not changed.  Total equity and net income are unchanged due to these reclassifications.

(2)               EARNINGS PER SHARE (“EPS”)

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period.  ESOP shares are considered outstanding for this calculation unless unearned.  The factors used in the earnings per common share computation follow:

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Earnings per share
Net income	$1,107	$899	$2,122	$1,876
Less: distributed earnings allocated to participating securities	(6)	—	(14)	—
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(7)	—	(14)	—
Net earnings available to common stock	$1,094	$899	$2,094	$1,876

Weighted common shares outstanding including participating securities	6,388,536	6,348,000	6,406,091	6,348,000
Less: participating securities	(75,031)	—	(75,031)	—
Less: average unearned ESOP shares	(218,237)	(237,439)	(220,306)	(238,700)
Weighted average shares	6,095,268	6,110,561	6,110,754	6,109,300

Basic earnings per share	$0.18	$0.15	$0.34	$0.31

Weighted average shares	6,095,268	6,110,561	6,110,754	6,109,300
Add: dilutive effects of assumed exercises of stock options	29,965	—	23,779	—
Average shares and dilutive potential common shares	6,125,233	6,110,561	6,134,533	6,109,300

Diluted earnings per share	$0.18	$0.15	$0.34	$0.31

There were no potential dilutive common shares for the three or six months ended December 31, 2011.  For the three months ended December 31, 2012, there was no difference between basic EPS and diluted EPS. For the six months ended December 31, 2012, basic EPS was $0.34 per share and diluted EPS was $0.34 per share.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(3)                                 SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at December 31, 2012 and June 30, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
Held-to-maturity:
Certificates of deposit	$3,237	$16	$(3)	$3,250
GNMA mortgage-backed securities	5,107	285	—	5,392
Total held-to-maturity	$8,344	$301	$(3)	$8,642

Available-for-sale:
FHLMC common stock	$20	$1	$—	$21
Preferred stock (1)	734	35	—	769
FNMA CMO/REMIC	1,996	—	(6)	1,990
FHLMC CMO/REMIC	2,026	—	(21)	2,005
GNMA CMO/REMIC	1,330	—	(16)	1,314
FNMA mortgage-backed securities	13,740	260	—	14,000
FHLMC mortgage-backed securities	14,753	387	—	15,140
U.S. Government agencies	40,951	661	(14)	41,598
Total available-for-sale	$75,550	$1,344	$(57)	$76,837

June 30, 2012
Held-to-maturity:
Certificates of deposit	$1,992	$9	$(1)	$2,000
GNMA mortgage-backed securities	6,741	406	—	7,147
Total held-to-maturity	$8,733	$415	$(1)	$9,147

Available-for-sale:
FHLMC common stock	$20	$—	$—	$20
Preferred stock (1)	272	—	—	272
FNMA mortgage-backed securities	12,825	198	(6)	13,017
FHLMC mortgage-backed securities	18,380	262	(1)	18,641
U.S. Government agencies	32,081	511	(2)	32,590
Total available-for-sale	$63,578	$971	$(9)	$64,540

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

At December 31, 2012, there were four U.S Government Agency securities, one GNMA CMO/REMIC, one FNMA CMO/REMIC, and two FHLMC CMO/REMIC securities with fair values below amortized cost.  At June 30, 2012, there were

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

two U.S. Government agency securities, one FHLMC mortgage-backed security, one FNMA mortgage-backed security, and two certificates of deposits with unrealized losses.  None of the securities had unrealized losses greater than twelve months, and none of the unrealized losses for these securities have been recognized in net income for the three or six months ended December 31, 2012 because of the high credit quality of the securities, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the bonds approach their maturity date or reset date.

During the three and six months ended December 31, 2011, management recorded an other-than-temporary impairment charge on the FHLMC common stock of $3 and $7, respectively, based on management’s evaluation of the length of time the FHLMC had been impaired and the prospects of recoverability.  No impairment was recorded for the three or six months ended December 31, 2012.

The amortized cost and fair value of securities available-for-sale and held-to-maturity debt securities at December 31, 2012 by contractual maturity are summarized as follows:

	December 31, 2012
	Amortized	Estimated
	Cost	Fair Value
Due from one to five years	$27,943	$28,565
Due from five to ten years	12,245	12,290
Due after ten years	4,000	3,993
Mortgage-backed securities	38,952	39,841
Total	$83,140	$84,689

During the three and six months ended December 31, 2012, gross proceeds from sales of securities available-for-sale were $1,243 with $14 in net gains recognized. During the three and six months ended December 31, 2011, gross proceeds from sales of available-for-sale securities were $10,182, with $67 in net gains recognized.

(4)               LOANS

The components of loans at December 31, 2012 and June 30, 2012 were as follows:

	December 31, 2012	June 30, 2012
Real estate loans:
One- to four-family	$216,361	$234,125
Multi-family	261	264
Home equity	315	395
Nonresidential	8,923	9,226
Construction and land	8,723	7,232
Total real estate loans	234,583	251,242
Consumer and other loans	835	987
Total loans	235,418	252,229
Net deferred loan fees	(1,368)	(1,540)
Allowance for loan losses	(866)	(857)
Loans, net	$233,184	$249,832

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2012 and 2011 and the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at December 31, 2012 and 2011:

Three Months Ended December 31, 2012

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$844	$4	$1	$56	$22	$3	$930
Provision	(66)	—	—	(2)	4	—	(64)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$778	$4	$1	$54	$26	$3	$866

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$159	$—	$—	$—	$—	$—	$159
Collectively evaluated for impairment	619	4	1	54	26	3	707
Total ending allowance balance	$778	$4	$1	$54	$26	$3	$866

Loans:
Loans individually evaluated for impairment	$2,980	$—	$—	$—	$—	$—	$2,980
Loans collectively evaluated for impairment	213,381	261	315	8,923	8,723	835	232,438
Total ending loans balance	$216,361	$261	$315	$8,923	$8,723	$835	$235,418

Six Months Ended December 31, 2012

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$773	$4	$1	$56	$21	$2	$857
Provision	72	—	—	(2)	5	1	76
Charge-offs	(67)	—	—	—	—	—	(67)
Recoveries	—	—	—	—	—	—	—
Ending balance	$778	$4	$1	$54	$26	$3	$866

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Three Months Ended December 31, 2011

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$637	$4	$1	$56	$23	$2	$723
Provision	110	—	—	1	3	—	114
Charge-offs	(101)	—	—	—	—	—	(101)
Recoveries	—	—	—	—	—	—	—
Ending balance	$646	$4	$1	$57	$26	$2	$736

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$30	$—	$—	$—	$—	$—	$30
Collectively evaluated for impairment	616	4	1	57	26	2	706
Total ending allowance balance	$646	$4	$1	$57	$26	$2	$736

Loans:
Loans individually evaluated for impairment	$1,578	$—	$—	$—	$22	$—	$1,600
Loans collectively evaluated for impairment	237,857	266	458	9,525	9,259	995	258,360
Total ending loans balance	$239,435	$266	$458	$9,525	$9,281	$995	$259,960

Six Months Ended December 31, 2011

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$647	$4	$1	$56	$38	$3	$749
Provision	154	—	—	1	(12)	(1)	142
Charge-offs	(155)	—	—	—	—	—	(155)
Recoveries	—	—	—	—	—	—	—
Ending balance	$646	$4	$1	$57	$26	$2	$736

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at June 30, 2012:

June 30, 2012

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio segment at December 31, 2012 and June 30, 2012, including the average recorded investment balance and interest earned for the six months ended December 31, 2012 and year ended June 30, 2012:

	December 31, 2012					June 30, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$1,465	$1,465	$—	$1,068	$9	$670	$670	$—	$1,135	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	1,465	1,465	—	1,068	9	670	670	—	1,135	—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$1,465	$1,465	$—	$1,068	$9	$670	$670	$—	$1,135	$—

With recorded allowance:
Real estate loans:
One- to four-family	$1,515	$1,515	$159	$1,664	$12	$1,813	$1,813	$101	$1,111	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	1,515	1,515	159	1,664	12	1,813	1,813	101	1,111	—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$1,515	$1,515	$159	$1,664	$12	$1,813	$1,813	$101	$1,111	$—

Totals:
Real estate	$2,980	$2,980	$159	$2,732	$21	$2,483	$2,483	$101	$2,246	$—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$2,980	$2,980	$159	$2,732	$21	$2,483	$2,483	$101	$2,246	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans at December 31, 2012 and June 30, 2012 by portfolio class of loans:

December 31, 2012

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One- to four-family	$5,722	$370	$2,369	$8,461	$207,900	$216,361	$279
Multi-family	—	—	—	—	261	261	—
Home equity	—	—	—	—	315	315	—
Nonresidential	—	—	—	—	8,923	8,923	—
Construction and land	28	—	—	28	8,695	8,723	—
Total real estate loans	5,750	370	2,369	8,489	226,094	234,583	279
Consumer and other loans	1	—	—	1	834	835	—
Total	$5,751	$370	$2,369	$8,490	$226,928	$235,418	$279

June 30, 2012

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One- to four-family	$4,305	$140	$2,302	$6,747	$227,378	$234,125	$145
Multi-family	—	—	—	—	264	264	—
Home equity	—	—	—	—	395	395	—
Nonresidential	—	—	—	—	9,226	9,226	—
Construction and land	163	—	—	163	7,069	7,232	—
Total real estate loans	4,468	140	2,302	6,910	244,332	251,242	145
Consumer and other loans	—	—	—	—	987	987	—
Total	$4,468	$140	$2,302	$6,910	$245,319	$252,229	$145

Nonaccrual loans at December 31, 2012 and June 30, 2012 were $2,419 and $2,157, respectively.  All of these loans are disclosed by portfolio segment above in the “90 Days or More Past Due” column, except for one loan disclosed in the “30-59 Days Past Due” column and one loan in the “Current” column.  Non-performing loans and loans past due 90 days and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

There were no troubled debt restructures at December 31, 2012 or June 30, 2012.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment.  To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk and utilizes a loan grading system whereby all loans within each portfolio segment are assigned a grade based on the risk profile of each loan.  Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  All loans, regardless of size, are analyzed and assigned a grade based upon management’s assessment of the ability of borrowers to service their debts.  The following describes each of the Company’s loan grades and general information as to the risk profile of each of the Company’s loan portfolio segments:

Loan Grades:

Pass:  Loans not meeting any of the criteria listed below for special mention, substandard, or doubtful are graded “Pass.”

Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Portfolio Segments:

One-to-four family:  One-to-four family residential loans consist primarily of loans secured by first or second deeds of trust on primary residences, and are originated as adjustable-rate or fixed-rate loans for the construction, purchase or refinancing of a one-to-four family residence.  These loans are collateralized by owner-occupied properties located in the Company’s market area.  We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for traditional owner-occupied homes.

Multi-family:  Multi-family real estate loans generally have a maximum term of 30 years with a five year balloon payment and are secured by properties containing five or more units in the Company’s market area.  These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.  The Company’s underwriting analysis includes considering the borrower’s expertise and requires verification of the borrower’s credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property.  The Company generally obtains personal guarantees on these loans.

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

Home Equity:  We originate fixed-rate home equity loans secured by a lien on the borrower’s primary residence but only where we hold the first mortgage on the property.  Our home equity loans are limited to an 80% loan-to-value ratio (including all prior liens), and have terms of up to 10 years with 10-year amortization periods.  We use the same underwriting standards for home equity loans as we use for one- to four-family residential mortgage loans.

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

Loans secured by non-residential real estate generally are larger than one- to four-family residential loans and involve greater credit risk.  Non-residential real estate loans often involve large loan balances to single borrowers or groups of related borrowers.  Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions.  In addition, because a church’s financial stability often depends on donations from congregation members, some of whom may not reside in our market area, rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar.  In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other non-residential real estate.

Construction and Land:  We make construction loans to individuals for the construction of their primary residences and interim construction loans for non-residential properties.  These loans generally have maximum terms of eight months, and upon completion of construction convert to conventional amortizing mortgage loans.  These construction loans have rates and terms comparable to one- to four-family residential mortgage loans that we originate.  During the construction phase, the borrower generally pays interest only.  The maximum loan-to-value ratio of our owner-occupied construction loans is 80%.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.  Finally, we make loans secured by land to complement our construction and non-residential lending activities.  These loans have terms of up to 10 years, and maximum loan-to-value ratios of 90% for improved lots and 65% for unimproved land.

To the extent our construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions and the concentration of credit with a limited number of borrowers.  Further, the nature of these loans is such that they are more difficult to evaluate and monitor.  Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project.  If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project.  Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage.

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

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

At December 31, 2012 and June 30, 2012, and based on the most recent analyses performed, the loan grade for each loan by portfolio segment is as follows:

	Real estate
	One-to four family		Multi-family		Home Equity		Nonresidential
	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012

Pass	$213,381	$231,642	$261	$264	$315	$395	$8,923	$9,226
Special mention	309	160	—	—	—	—	—	—
Substandard	2,671	2,323	—	—	—	—	—	—
Total	$216,361	$234,125	$261	$264	$315	$395	$8,923	$9,226

	Real estate
	Construction and Land		Consumer		Total
	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012

Pass	$8,723	$7,232	$835	$987	$232,438	$249,746
Special mention	—	—	—	—	309	160
Substandard	—	—	—	—	2,671	2,323
Total	$8,723	$7,232	$835	$987	$235,418	$252,229

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and June 30, 2012 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 2)
	December 31, 2012	June 30, 2012
Financial assets:
FHLMC common stock	$21	$20
Preferred stock	769	272
FNMA CMO/REMIC	1,990	—
FHLMC CMO/REMIC	2,005	—
GNMA CMO/REMIC	1,314	—
FNMA mortgage-backed securities	14,000	13,017
FHLMC mortgage-backed securities	15,140	18,641
U.S. Government agencies	41,598	32,590
Total securities available-for-sale	$76,837	$64,540

Presented in the table below are assets measured at fair value on a non-recurring basis by level at December 31, 2012 and June 30, 2012:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
	December 31, 2012	December 31, 2012	June 30, 2012	June 30, 2012
Financial assets:
Securities held to maturity:
Certificates of deposit	$3,250	$—	$2,000	$—
GNMA mortgage-backed securities	5,392	—	7,147	—
Total securities held to maturity	8,642	—	9,147	—

Impaired real estate loans, with specific allocations:
One-to-four-family	—	1,356	—	1,712

Non-financial assets:
Real estate owned, net:
One- to four-family	—	475	—	854
Total non-financial assets	—	475	—	854
Total assets measured at fair value on a non-recurring basis	$8,642	$1,831	$9,147	$2,566

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,356 and $1,712 at December 31, 2012 and June 30, 2012, respectively.  The carrying values included a valuation allowance of $159 and $101, respectively, resulting in an increase in the provision for loan loss of $58 for the six months ended December 31, 2012 and an increase to the provision for loan losses of $79 for the year ended June 30, 2012.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell.  The outstanding balances of real estate owned and their respective valuation allowances at December 31, 2012 and June 30, 2012 were $487 and $12 and $876

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

and $22, respectively.  The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $0 and $291 for the three months ended December 31, 2012 and year ended June 30, 2012, respectively.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2012:

	Level 3 Quantitative Information at
	December 31, 2012
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Impaired real estate loans net, with specific allocations:
One-to four-family	$1,356	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)

Real estate owned:
One-to four-family	$475	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2012 and June 30, 2012 are summarized below:

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	December 31, 2012
	Carrying
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$76,837	$—	$76,837	$—	$76,837
Securities held-to-maturity	8,344	—	8,642	—	8,642
Loans, net	233,184	—	—	247,421	247,421
Restricted equity securities (1)	564	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$291,418	$—	$—	$292,255	$292,255

	June 30, 2012
	Carrying
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$64,540	$—	$64,540	$—	$64,540
Securities held-to-maturity	8,733	—	9,147	—	9,147
Loans, net	249,832	—	—	265,580	265,580
Restricted equity securities (1)	564	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$293,368	$—	$—	$290,922	$290,922

(1)         It was not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.

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

Participants receive the shares at the end of employment.  No contributions to the ESOP were made during the six months ended December 31, 2012.  The expense recognized for the three and six months ended December 31, 2012 was $85 and $135, respectively.  The expense recognized for the three and six months ended December 31, 2011 was $91 and $121, respectively.

Shares held by the ESOP at December 31, 2012 and June 30, 2012 were as follows:

	December 31, 2012	June 30, 2012
Committed to be released to participants	—	8,276
Allocated to participants	33,212	15,585
Unearned	215,630	224,981
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$3,133,104	$2,924,753

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

On April 27, 2012, the compensation committee of the board of directors approved the issuance of 62,208 stock options to purchase Company stock and 24,884 shares of restricted stock to its directors.  In addition, a total of 171,078 stock options and 62,210 shares of restricted stock were granted to officers.  Stock options vest ratably over a weighted average term of 5.67 years and restricted stock vest ratably over an average of five years.  Stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the three months ended December 31, 2012:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - July 1, 2012	233,286	$11.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - December 31, 2012	233,286	$11.58	9.32	$688,194
Fully vested and exercisable at December 31, 2012	—	$—	—	$—
Expected to vest in future periods	233,286
Fully vested and expected to vest - December 31, 2012	233,286	$11.58	9.32	$688,194

(1)  Based on closing price of $14.53 per share on December 31, 2012.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

The fair value for each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the following assumptions.  The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate.  The expected dividend yield is estimated using the projected annual dividend level and recent stock price of the Company’s common stock at the date of grant.  Expected stock volatility is based on historical volatilities of the SNL Financial Index of Thrifts.  The expected life of the options is calculated based on the “simplified” method as provided for under Staff Accounting Bulletin No.110.

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of options granted was as follows:

Risk-free interest rate	1.54%
Expected dividend yield	3.45%
Expected stock volatility	15.3
Expected life (years)	8
Fair value	$1.00

There were 21,280 options that were earned during the six months ended December 31, 2012.  Stock-based compensation expense for stock options for the three and six months ended was $11 and $22, respectively.  Total unrecognized compensation cost related to nonvested stock options was $201 at December 31, 2012 and is expected to be recognized over a weighted-average period of 4.9 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2012:

2012
Balance - beginning of year	83,095
Granted	—
Forfeited	—
Earned and issued	(8,064)
Balance - end of period	75,031

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  The weighted-average grant date fair value of restricted stock granted during the year ended June 30, 2012 was $11.58 per share or $1,009.  Stock-based compensation expense for restricted stock included in non-interest expense for the three and six months ended December 31, 2012 was $47 and $94, respectively.  Unrecognized compensation expense for nonvested restricted stock awards was $869 and is expected to be recognized over 4.9 years.

(8)                                 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended December 31, 2012 and 2011:

	2012	2011
Cash paid during the period for:
Interest paid	$1,202	$1,803
Income taxes paid	$1,080	$1,295
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$584	$588
Unrealized gains on securities available-for-sale, net	$201	$55

(9)                                 SUBSEQUENT EVENTS

On January 24, 2013, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend will be payable to stockholders of record as of February 7, 2013, and will be paid on or about February 21, 2013.

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

Comparison of Financial Condition at December 31, 2012 and June 30, 2012

Our total assets decreased $2.8 million, or 0.75%, to $374.9 million at December 31, 2012 from $377.8 million at June 30, 2012.  A substantial portion of this decrease was related to a decrease in net loans of $16.6 million, or 6.7%, offset partially by an increase in securities available-for-sale of $12.3 million, or 19.1%, and an increase in total cash and cash equivalents of $2.5 million, or 5.2%.  Funds from loan repayments and payoffs were used, to some extent, to purchase high-quality investment securities, which we have classified as available-for-sale.  The continued decline in outstanding loans is the result of the continued decline of loan demand in our market area.  The decline in total assets is also reflective of a decline in total deposits of $2.0 million, or 0.66% and the repurchase of 163,200 shares of common stock for $2.5 million.

Total loans decreased to $233.2 million at December 31, 2012 from $249.8 million at June 30, 2012.  Our one-to four-family real estate loans decreased by $17.8 million, or 7.6%, to $216.4 million at December 31, 2012 from $234.1 million at June 30, 2012 resulting from decreased demand in our market area.  The decrease in one-to four-family real estate loans was offset partially by a slight increase in construction and land loans to $8.7 million at December 31, 2012 from $7.2 million at June 30, 2012.  All other loan categories decreased by $386 thousand from June 30, 2012 to December 31, 2012.

Deposits decreased to $291.4 million at December 31, 2012 from $293.4 million at June 30, 2012.  The decrease was primarily attributed to a decrease in certificates of deposit of $3.3 million, or 1.4%, offset partially by a net increase in NOW and demand, money market, and regular savings and other deposits of $1.3 million, or 2.0%.  The decrease in certificates of deposit is primarily related to depositors seeking better yields on their funds through other sources not within FDIC insured institutions.  The increase in NOW and demand accounts is partially attributed to $825 thousand in dividends paid to Oconee Federal, MHC and depositors maintaining higher deposit account balances.  Oconee Federal MHC’s cash is held on deposit with the Company.  We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2012.

We had no advances from the Federal Home Loan Bank of Atlanta as of December 31, 2012 or June 30, 2012. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of December 31, 2012), or approximately $41.6 million.

Total equity equaled $81.8 million at December 31, 2012, compared to $83.0 million at June 30, 2012.  The decrease of $1.1 million was primarily related to the repurchase of common shares for $2.5 million and the payment of dividends of $1.2 million, offset partially by net income of $2.1 million and other comprehensive income of $201 thousand.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$2,419	$2,157
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	2,419	2,157
Consumer and other loans	—	—
Total nonaccrual loans	$2,419	$2,157
Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$279	$145
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	279	145
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	279	145
Total of nonaccrual and 90 days or more past due loans	$2,698	$2,302
Real estate owned, net:
One- to four-family	$475	$854
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Other	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$3,173	$3,156

Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$3,173	$3,156

Total nonperforming loans to total loans	1.15%	0.91%
Total nonperforming assets to total assets	0.85%	0.84%
Total nonperforming assets to loans and real estate owned	1.35%	1.25%

There were no other loans that are not disclosed above where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $71 thousand and $33 thousand for the six months ended December 31, 2012 and 2011, respectively.  Interest of $21 thousand and $11 thousand was recognized on these loans and is included in net income for the six months ended December 31, 2012 and 2011, respectively.

The increase in the ratio of nonperforming loans to total loans was primarily the result of the declining balance of our loan portfolio along with a slight increase in nonperforming loans.  All nonperforming loans, regardless of size, are evaluated by management for impairment.

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

	For the Three Months Ended
	December 31, 2012				December 31, 2011
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$239,138		$3,234	5.37%	$261,133		$3,638	5.53%
Investment securities	80,836		273	1.34	48,637		196	1.60
Other interest-earning assets	46,995		20	0.17	55,162		33	0.24
Total interest-earning assets	366,969		3,527	3.81	364,932		3,867	4.20
Noninterest-earning assets	9,591				10,697
Total assets	$376,560				$375,629

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$17,192		$3	0.07%	$16,005		$3	0.07%
Money market deposits	11,497		6	0.20	10,507		8	0.30
Regular savings and other deposits	34,498		50	0.58	34,251		86	1.00
Certificates of deposit	223,906		509	0.90	228,695		745	1.29
Total interest-bearing deposits	287,093		568	0.78	289,458		842	1.15
Total interest-bearing liabilities	287,093				289,458
Noninterest bearing deposits	4,956				2,761
Other noninterest-bearing liabilities	2,120				1,933
Total liabilities	294,169				294,152
Equity	82,391				81,477
Total liabilities and equity	$376,560				$375,629

Net interest income			$2,959				$3,025
Interest rate spread				3.03%				3.05%
Net interest margin				3.20%				3.29%
Average interest-earning assets to average interest-bearing liabilities	1.28	X			1.26	X

	For the Six Months Ended
	December 31, 2012				December 31, 2011
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$243,596		$6,604	5.38%	$263,695		$7,308	5.50%
Investment securities	77,161		540	1.39	46,541		368	1.57
Other interest-earning assets	46,963		38	0.16	54,180		62	0.23
Total interest-earning assets	367,720		7,182	3.87	364,416		7,738	4.21
Noninterest-earning assets	9,457				10,301
Total assets	$377,177				$374,717

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$17,524		$6	0.07%	$15,920		$9	0.11%
Money market deposits	11,778		13	0.22	10,289		16	0.30
Regular savings and other deposits	34,488		112	0.64	34,088		195	1.14
Certificates of deposit	224,518		1,062	0.94	228,451		1,568	1.36
Total interest-bearing deposits	288,308		1,193	0.82	288,748		1,788	1.23
Total interest-bearing liabilities	288,308				288,748
Noninterest bearing deposits	4,190				2,455
Other noninterest-bearing liabilities	2,139				2,776
Total liabilities	294,637				293,979
Equity	82,540				80,738
Total liabilities and equity	$377,177				$374,717

Net interest income			$5,989				$5,950
Interest rate spread				3.05%				2.98%
Net interest margin				3.23%				3.24%
Average interest-earning assets to average interest-bearing liabilities	1.28	X			1.26	X

Comparison of Operating Results for the Three Months Ended December 31, 2012 and December 31, 2011

General. We recognized net income of $1.1 million for the three months ended December 31, 2012 as compared to net income of $899 thousand for the three months ended December 31, 2011.  The increase of $206 thousand was primarily attributable to an increase in net interest income after provision for loan losses of $112 thousand, or 3.8%, and a decrease in noninterest expense of $202 thousand, or 13.3%, for the three months ended December 31, 2012.

Interest Income. Interest income decreased by $340 thousand to $3.5 million for the three months ended December 31, 2012 from $3.9 million for the three months ended December 31, 2011.  The decrease was primarily the result of a decrease in the average yield on interest earning assets to 3.81% for the three months ended December 31, 2012 from 4.20% for the three months ended December 31, 2011, which offset the increase in the average balance of interest earning assets of $2.0 million to $366.9 million for the three months ended December 31, 2012 from $364.9 million for the three months ended December 31, 2011.

Interest income on loans decreased by $404 thousand, or 11.1%, to $3.2 million for the three months ended December 31, 2012 from $3.6 million for the three months ended December 31, 2011.  The decrease resulted from a decrease in the average balances of loans of $22.0 million to $239.1 million for the three months ended December 31, 2012 from $261.1 million for the three months ended December 31, 2011 and a decrease in the yield on loans to 5.37% for the three months ended December 31, 2012 from 5.53% for the three months ended December 31, 2011.  Interest income on investment securities increased by $77 thousand to $273 thousand for the three months ended December 31, 2012 from $196 thousand for the three months ended December 31, 2011.  The increase reflected an increase in the average balance of securities to $80.8 million for the three months ended December 31, 2012 from $48.6 million for the three months ended December 31, 2011.  The increase in average balances offset the decrease in yields on such securities to 1.34% from 1.60% for the same periods.  The increase in average balances of our investment securities is reflective of our efforts to invest excess funds available from loan repayments coupled with a declining demand for residential mortgage loans in our market area.

Interest Expense. Interest expense decreased $274 thousand, or 32.5%, to $568 thousand for the three months ended December 31, 2012 from $842 thousand for the three months ended December 31, 2011.  The decrease reflected a decrease in the average rate paid on deposits in the three months ended December 31, 2012 to 0.78% from 1.15% in the three months ended December 31, 2011 and a decrease in the average balances of deposits of $2.4 million, or 0.82%, to $287.1 million for the three months ended December 31, 2012 from $289.4 million for the three months ended December 31, 2011.  The largest decrease in interest expense came from certificates of deposit, which decreased $236 thousand, or 31.7%, as the average balance of certificates of deposits decreased $4.8 million and the average rate paid on these deposits decreased to 0.90% from 1.29%.

Net Interest Income. Net interest income decreased by $66 thousand, or 2.2%, to $2.9 million for the three months ended December 31, 2012 from $3.0 million for the three months ended December 31, 2011.  The decrease resulted from a decrease in our interest rate spread to 3.03% from 3.05% and a decrease in our net interest margin to 3.20% from 3.29% for the same periods.  The decrease in our interest rate spread and margin was largely due to declining yields on interest earning assets, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded a negative provision for loan losses of $64 thousand for the three months ended December 31, 2012, compared to a provision of $114 thousand for the three months ended December 31, 2011.  Net charge-offs for the three months ended December 31, 2012 were $0 compared to $101 thousand for the three months ended December 31, 2011.  The decrease in our provision for loan losses is primarily attributed to a declining loan portfolio. Total gross loans have decreased to $235.4 million at December 31, 2012 from $252.2 million at June 30, 2012.  Although our balance of loans identified as impaired has increased slightly to $3.0 million at December 31, 2012 from $2.5 million at June 30, 2012, the balance of loans with an allocated allowance has decreased to $1.5 million from $1.8 million at the same periods.  This is a reflection of our continued conservative lending practices and conservative loan to value ratios upon origination.  Our allowance for loan losses was $866 thousand at December 31, 2012 and $857 thousand at June 30, 2012.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2012 and 2011.

Noninterest Income. Noninterest income decreased by $9 thousand, or 14.7%, to $52 thousand for the three months ended December 31, 2012 from $61 thousand for the same period in 2011.  The decrease in noninterest income was primarily attributed to a decrease of $25 thousand in gain on sales of real estate owned compared to the same period in 2011, which was partially offset by an increase of $14 thousand in gain on sales of securities for the three month period ended December 31, 2012 compared to the same period in 2011.

Noninterest Expense. Noninterest expense decreased by $202 thousand to $1.3 million for the three months ended December 31, 2012 from $1.5 million for the same period in 2011.  The decrease was primarily attributable to decreases in data processing expenses of $32 thousand, professional and supervisory fees of $18 thousand, and the provision for real estate owned and related expenses of $177 thousand.  These decreases were partially offset by an increase in salaries and employee benefits of $66 thousand.  The decrease in our provision for real estate owned and related expenses is a reflection of the decrease in the provision for real estate owned losses of $130 thousand.  We recorded no provision for the three months ended December 31, 2012.  Additionally, salaries and employee benefits increased primarily due to expenses associated with our equity incentive program, which did not exist during the three months ended December 31, 2011.  Total stock-based compensation expense of $57 thousand was recorded for the three months ended December 31, 2012.

Income Tax Expense. Income tax expense for the three months ended December 31, 2012 was $656 thousand compared $557 thousand for the three months ended December 31, 2011. Our effective income tax rate decreased slightly to 37.21% for the three months ended December 31, 2012 from 38.20% for the three months ended December 31, 2011.

Comparison of Operating Results for the Six Months Ended December 31, 2012 and December 31, 2011

General. We had net income of $2.1 million for the three months ended December 31, 2012 as compared to net income of $1.9 million for the six months ended December 31, 2011.  The increase of $246 thousand was primarily attributable to an increase in net interest income after provision for loan losses of $105 thousand, or 1.8%, and a decrease in noninterest expense of $296 thousand, or 10.2%, for the six months ended December 31, 2012.

Interest Income. Interest income decreased by $556 thousand to $7.2 million for the six months ended December 31, 2012 from $7.7 million for the same period in 2011.  The decrease was primarily the result of a decrease in the average yield on interest earning assets to 3.87% for the six months ended December 31, 2012 from 4.21% for the six months ended December 31, 2011, which more than offset the increase in the average balances of interest earning assets of $3.3 million, or 0.91%, to $367.7 million for the six months ended December 31, 2012 from $364.4 million for the six months ended December 31, 2011.

Interest income on loans decreased by $704 thousand, or 9.6%, to $6.6 million for the six months ended December 31, 2012 from $7.3 million for the six months ended December 31, 2011.  The decrease resulted from a decrease in the average balances of loans of $20.1 million to $243.6 million for the six months ended December 31, 2012 from $263.7 million for the six months ended December 31, 2011 and a decrease in the yield on loans to 5.38% for the six months ended December 31, 2012 from 5.50% for the six months ended December 31, 2011.  Interest income on investment securities increased by $172 thousand to $540 thousand for the six months ended December 31, 2012 from $368 thousand for the six months ended December 31, 2011.  The increase reflected an increase in the average balance of securities to $77.2 million for the six months ended December 31, 2012 from $46.5 million for the six months ended December 31, 2011.  The increase in average balances offset the decrease in yields on such securities to 1.39% from 1.57% for the same periods.  The increase in average balances of our investment securities is reflective of our efforts to invest excess funds available from loan repayments coupled with a declining demand for residential mortgage loans in our market area.

Interest Expense. Interest expense decreased $595 thousand, or 33.3%, to $1.2 million for the six months ended December 31, 2012 from $1.8 million for the six months ended December 31, 2011.  The decrease reflected a decrease in the average rate paid on deposits in the six months ended December 31, 2012 to 0.82% from 1.23% in the six months ended December 31, 2011 and a decrease in the average balances of deposits of $440 thousand, or 0.15%, to $288.3 million for the six months ended December 31, 2012 from $288.7 million for the six months ended December 31, 2011.  The largest decrease in interest expense came from certificates of deposit, which decreased $506 thousand, or 32.3%, as the average balance of certificates of deposits decreased $3.9 million and the average rate paid on these deposits decreased to 0.94% from 1.36%.

Net Interest Income. Net interest income increased slightly by $39 thousand, or 0.66%, to $6.0 million for the six months ended December 31, 2012 from $5.9 million for the six months ended December 31, 2011.  The increase in net interest income is primarily attributed to the increase in our interest rate spread to 3.05% from 2.98% for the same periods.  The increase in our interest rate spread was largely due to declining cost of funds, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded a provision for loan losses of $76 thousand for the six months ended December 31, 2012, compared to a provision of $142 thousand for the six months ended December 31, 2011.  Net charge-offs for the six months ended December 31, 2012 were $67 thousand compared to $155 thousand for the six months ended December 31,

2011.  The decrease in our provision for loan losses is primarily attributed to a declining loan portfolio.  Total gross loans decreased to $235.4 million at December 31, 2012 from $252.2 million at June 30, 2012.  Although our balance of loans identified as impaired has increased slightly to $3.0 million at December 31, 2012 from $2.5 million at June 30, 2012, the balance of loans with an allocated allowance has decreased to $1.5 million from $1.8 million at the same periods.  This is a reflection of our continued conservative lending practices and conservative loan to value ratios upon origination.  Our allowance for loan losses was $866 thousand at December 31, 2012 and $857 at June 30, 2012.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2012 and 2011.

Noninterest Income. Noninterest income decreased slightly by $16 thousand to $136 thousand for the six months ended December 31, 2012 from $152 thousand for the same period in 2011.  The decrease in noninterest income was primarily attributed to a decrease of $53 thousand in gain on sales of securities, offset partially by an increase in gain on sales of real estate owned of $21 thousand to $66 thousand for the six months ended December 31, 2012 from $45 thousand for the same period in 2011.

Noninterest Expense. Noninterest expense decreased by $296 thousand to $2.6 million for the six months ended December 31, 2012 from $2.9 million for the same period in 2011.  The decrease was primarily attributable to decreases in data processing expenses of $48 thousand, professional and supervisory fees of $67 thousand, and the provision for real estate owned and related expenses of $283 thousand.  These decreases were partially offset by an increase in salaries and employee benefits of $190 thousand.  The decrease in our provision for real estate owned and related expenses is a reflection of the decrease in the provision for real estate owned losses of $200 thousand.  We recorded no provision for the six months ended December 31, 2012.  Additionally, salaries and employee benefits increased primarily due to increases in ESOP expense to $135 thousand for the six months ended December 31, 2012 compared to $121 thousand for the six months ended December 31, 2011 and stock-based compensation expense of $115 thousand for the six months ended December 31, 2012 related to our equity incentive plans.

Income Tax Expense. Income tax expense for the six months ended December 31, 2012 was $1.3 million compared $1.2 million for the six months ended December 31, 2011.  Our effective income tax rate decreased slightly to 38.46% for the six months ended December 31, 2012 from 38.75% for the six months ended December 31, 2011.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of December 31, 2012), or approximately $41.6 million.

Common Stock Dividend Policy.  The Company paid a dividend of $0.10 per share, or $1.2 million, to shareholders of record on August 23, 2012 and on November 21, 2012.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.              CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable

(c)  Issuer repurchases.  The following table sets forth information in connection with repurchases of the Company’s common stock for the period October 1, 2012 through December 31, 2012.  On December 20, 2012, the Board of Directors authorized the repurchase of $1.0 million of shares of the Company’s common stock.  The repurchase authorization has no expiration date.  In connection with this repurchase authorization, the Board of Directors terminated a previous authorization to purchase up to 125,000 shares of the Company’s common stock, pursuant to which the Company had repurchased 124,649 shares of its common stock during periods not covered by this quarterly report.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Maximum Dollar Amount That May Yet be Purchased Under Publicly
October 1 – October 31, 2012	—	$—	—	$—
November 1 – November 30, 2012
December 1 – December 31, 2012	162,300	15.54	—	1,000,000
Total	162,300	15.54	—	$1,000,000

(1)  The 162,300 shares were purchased in open-market transactions and not pursuant to a publicly announced repurchase program.

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

Date: February 12, 2013

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

101

The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language):

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