Form 10-Q
period 2013-03-31
Oconee Federal Financial Corp.
filed 2013-05-15
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

Or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-35033

Oconee Federal Financial Corp.

(Exact Name of Registrant as Specified in Charter)

Federal	32-0330122
(State of Other Jurisdiction	(I.R.S Employer
of Incorporation)	Identification Number)

201 East North Second Street, Seneca, South Carolina	29678
(Address of Principal Executive Officers)	(Zip Code)

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

There were 6,012,395 shares of Common Stock, par value $.01 per share, outstanding as of May 12, 2013.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1.               FINANCIAL STATEMENTS

	March 31, 2013	June 30, 2012 (*)
	(Unaudited)
ASSETS
Cash and due from banks	$4,350	$3,374
Interest-bearing deposits	43,310	44,238
Total cash and cash equivalents	47,660	47,612
Securities held-to-maturity (fair value: March 31, 2013 - $8,434 and June 30, 2012 - $9,147)	8,139	8,733
Securities available-for-sale	84,848	64,540
Loans, net of allowance for loan losses of $747 and $857	226,939	249,832
Premises and equipment, net	3,098	3,183
Real estate owned, net	1,241	854
Accrued interest receivable
Loans	896	953
Investments	341	230
Restricted equity securities	449	564
Bank owned life insurance	400	385
Prepaid FDIC insurance premiums	252	345
Other assets	542	522

Total assets	$374,805	$377,753

LIABILITIES
Deposits
Non-interest bearing	$4,458	$3,394
Interest bearing	289,326	289,974

Total deposits	293,784	293,368

Accrued interest payable and other liabilities	1,814	1,401

Total liabilities	295,598	294,769

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,071,095 and 6,423,645 shares outstanding at March 31, 2013 and June 30, 2012	64	64
Treasury stock, at par 363,999 and 11,449 shares at March 31, 2013 and June 30, 2012	(4)	—
Additional paid in capital	15,633	20,880
Retained earnings	64,848	63,693
Accumulated other comprehensive income	777	599
Unearned ESOP shares	(2,111)	(2,252)

Total shareholders’ equity	79,207	82,984

Total liabilities and shareholders’ equity	$374,805	$377,753

(*)   Derived from audited consolidated financial statements

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Interest and dividend income:
Loans, including fees	$3,136	$3,511	$9,740	$10,819
Securities, taxable	296	240	836	608
Federal funds sold and other	19	30	57	92
Total interest income	3,451	3,781	10,633	11,519

Interest expense:
Deposits	513	747	1,706	2,535
Total interest expense	513	747	1,706	2,535

Net interest income	2,938	3,034	8,927	8,984

Provision for loan losses	180	82	257	224

Net interest income after provision for loan losses	2,758	2,952	8,670	8,760

Noninterest income:
Service charges on deposit accounts	21	24	63	60
Gain on sales of securities	—	22	14	89
Gain on sales of real estate owned	—	—	65	46
Other	67	12	80	18
Total noninterest income	88	58	222	213

Noninterest expense:
Salaries and employee benefits	859	700	2,473	2,127
Occupancy and equipment	158	165	489	496
Data processing	65	61	193	237
Professional and supervisory fees	131	118	306	361
Office expense	71	38	117	115
Advertising	19	14	54	51
FDIC deposit insurance	40	42	107	123
Charitable contributions	1	1	2	1
Provision for real estate owned and related expenses	11	199	65	536
Other	82	90	228	287
Total noninterest expense	1,437	1,428	4,034	4,334

Income before income taxes	1,409	1,582	4,858	4,639
Income tax expense	559	634	1,885	1,821

Net income	$850	$948	$2,973	$2,818

Other comprehensive income, net of tax
Unrealized gain on securities available-for-sale, net of taxes	$(25)	$111	$187	$208
Reclassification adjustment for gains realized in income, net of taxes	—	—	(9)	(42)
Other comprehensive income	(25)	111	178	166

Comprehensive income	$825	$1,059	$3,151	$2,984

Basic net income per share: (Note 2)	$0.14	$0.16	$0.49	$0.46
Diluted net income per share (Note 2)	$0.14	$0.16	$0.48	$0.46
Dividends declared per share	$0.10	$0.10	$0.30	$0.20

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income	Shares	Total

Balance at June 30, 2011	$63	$—	$20,935	$61,516	$136	$(2,439)	$80,211
Net income	—	—	—	2,818	—	—	2,818
Other comprehensive income	—	—	—	—	166	—	166
Dividends	—	—	—	(1,201)	—	—	(1,201)
ESOP shares earned	—	—	23	—	—	146	169
Balance at March 31, 2012	$63	$—	$20,958	$63,133	$302	$(2,293)	$82,163

Balance at June 30, 2012	$64	$—	$20,880	$63,693	$599	$(2,252)	$82,984
Net income	—	—	—	2,973	—	—	2,973
Other comprehensive income	—	—	—	—	178	—	178
Purchase of 352,550 shares of treasury stock (3)	—	(4)	(5,475)	—	—	—	(5,479)
Stock-based compensation expense	—	—	171	—	—	—	171
Dividends (1, 2)	—	—	—	(1,818)	—	—	(1,818)
ESOP shares earned	—	—	57	—	—	141	198
Balance at March 31, 2013	$64	$(4)	$15,633	$64,848	$777	$(2,111)	$79,207

(1)   Quarterly cash dividends of $0.10 per share of common stock were declared on July 26, 2012, October 25, 2012 and January 24, 2013.

(2)   Cash dividends of $99 paid on unallocated ESOP shares were used to reduce the ESOP debt.  As a result, additional ESOP shares were released to participants in the plan, resulting in additional compensation expense of $97.

(3)   On December 7, 2012, December 24, 2012, February 27, 2013 and March 4, 2013 , 113,200, 50,000 14,350 and 175,000 shares, respectively, were repurchased into the treasury.  The cost of the shares was a weighted average of $15.54 per share for each purchase. The treasury stock method was used to record the repurchases.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	March 31, 2013	March 31, 2012
Cash Flows From Operating Activities
Net income	$2,973	$2,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	257	224
Provision for real estate owned	3	349
Depreciation and amortization, net	858	341
Deferred loan fees, net	211	200
Gain on sale of real estate owned	(65)	(46)
Gain on sales of securities	(14)	(89)
Loss from other-than-temporary impairment	—	7
Income on bank owned life insurance	(15)	(18)
ESOP compensation expense	198	169
Stock based compensation expense	171	—
Net change in operating assets and liabilities:
Accrued interest receivable	(54)	(187)
Accrued interest payable	(16)	(11)
Other	394	(424)
Net cash provided by operating activities	4,901	3,333

Cash Flows From Investing Activities
Purchases of premises and equipment	(69)	(116)
Purchases of securities held-to-maturity	(1,743)	(1,743)
Purchases of securities available-for-sale	(31,309)	(38,998)
Proceeds from maturities, paydowns and calls of securities available-for-sale	9,399	3,838
Proceeds from maturities, paydowns and calls of securities held-to-maturity	2,292	1,908
Proceeds from sales of securities available-for-sale	1,243	10,509
(Purchases) redemptions of restricted equity securities	115	(7)
Proceeds from sale of real estate owned	1,128	1,642
Loan originations and repayments, net	20,972	8,462
Net cash provided by (used in) investing activities	2,028	(14,505)

Cash Flows from Financing Activities
Net change in deposits	416	791
Dividends paid	(1,818)	(1,201)
Purchase of treasury stock	(5,479)	—
Net cash used in financing activities	(6,881)	(410)

Change in cash and cash equivalents	48	(11,582)

Cash and cash equivalents, beginning of year	47,612	60,830

Cash and cash equivalents, end of period	$47,660	$49,248

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)               BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (67.99%) by Oconee Federal, MHC.  These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2013 and June 30, 2012 and the results of operations and cash flows for the interim periods ended March 31, 2013 and 2012. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the year ended June 30, 2012.

Certain reclassifications have been made to the June 30, 2012 financial statement presentation to correspond to the current period’s format.   In order to provide a more accurate presentation of the interest bearing and noninterest bearing cash balances, $11,602 has been reclassified from cash and due from banks to interest-bearing deposits at June 30, 2012. The reclassification does not represent a change in accounting principal nor a correction of an error, as the total cash and cash equivalents has not changed.  Total equity and net income are unchanged due to these reclassifications.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(2)   EARNINGS PER SHARE (“EPS”)

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period.  ESOP shares are considered outstanding for this calculation unless unearned.  The factors used in the earnings per common share computation follow:

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Earnings per share
Net income	$850	$948	$2,973	$2,818
Less: distributed earnings allocated to participating securities	(9)	—	(25)	—
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(3)	—	(16)	—
Net earnings available to common shareholders	$838	$948	$2,932	$2,818

Weighted average common shares outstanding including participating securities	6,202,843	6,348,000	6,339,926	6,348,000
Less: participating securities	(87,092)	—	(87,092)	—
Less: average unearned ESOP shares	(213,364)	(232,179)	(218,040)	(237,403)
Weighted average common shares outstanding	5,902,387	6,115,821	6,034,794	6,110,597

Basic earnings per share	$0.14	$0.16	$0.49	$0.46

Weighted average shares	5,902,387	6,115,821	6,034,794	6,110,597
Add: dilutive effects of assumed exercises of stock options	24,954	—	20,644	—
Average shares and dilutive potential common shares	5,927,341	6,115,821	6,055,438	6,110,597

Diluted earnings per share	$0.14	$0.16	$0.48	$0.46

There were no potential dilutive common shares for the three or nine months ended March 31, 2012.   For the three months ended March 31, 2013 and 2012, there was no difference between basic EPS and diluted EPS.  During the three and nine months ended March 31, 2013 there were no potential anti-dilutive common shares.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(3)           SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at March 31, 2013 and June 30, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2013
Held-to-maturity:
Certificates of deposit	$3,735	$23	$(1)	$3,757
GNMA mortgage-backed securities	4,404	273	—	4,677
Total held-to-maturity	$8,139	$296	$(1)	$8,434

Available-for-sale:
FHLMC common stock	$20	$35	$—	$55
Preferred stock (1)	734	47	—	781
FNMA CMO/REMIC	3,470	—	(10)	3,460
FHLMC CMO/REMIC	1,986	—	(24)	1,962
GNMA CMO/REMIC	6,071	3	(36)	6,038
FNMA mortgage-backed securities	14,263	292	—	14,555
FHLMC mortgage-backed securities	13,498	362	—	13,860
GNMA mortgage-backed securities	2,672	—	(16)	2,656
U.S. Government agencies	40,887	641	(47)	41,481
Total available-for-sale	$83,601	$1,380	$(133)	$84,848

June 30, 2012
Held-to-maturity:
Certificates of deposit	$1,992	$9	$(1)	$2,000
GNMA mortgage-backed securities	6,741	406	—	7,147
Total held-to-maturity	$8,733	$415	$(1)	$9,147

Available-for-sale:
FHLMC common stock	$20	$—	$—	$20
Preferred stock (1)	272	—	—	272
FNMA mortgage-backed securities	12,825	198	(6)	13,017
FHLMC mortgage-backed securities	18,380	262	(1)	18,641
U.S. Government agencies	32,081	511	(2)	32,590
Total available-for-sale	$63,578	$971	$(9)	$64,540

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

At March 31, 2013, there were six U.S Government Agency securities, three GNMA CMO/REMIC, one FNMA CMO/REMIC, and two FHLMC CMO/REMIC securities with fair values below amortized cost that were classified as available-for-sale.  Additionally, there were two GNMA mortgage-backed securities and two certificates of deposit with fair values below amortized cost at March 31, 2013.  At June 30, 2012, there were two U.S. Government agency securities, one FHLMC mortgage-backed security, one FNMA mortgage-backed security, and two certificates of deposits with unrealized losses.  None of the securities had unrealized losses greater than twelve months, and none of the unrealized losses for these securities have been recognized in net income for the three or nine months ended March 31, 2013 because of the high credit quality of the securities, management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the bonds approach their maturity date or reset date.

During the three and nine months ended March 31, 2012, management recorded an other-than-temporary impairment charge on the FHLMC common stock of $0 and $7, respectively, based on management’s evaluation of the length of time the FHLMC had been impaired and the prospects of recoverability.  No impairment was recorded for the three or nine months ended March 31, 2013.

The amortized cost and fair value of securities available-for-sale and held-to-maturity debt securities at March 31, 2013 by contractual maturity are summarized as follows:

	March 31, 2013
	Amortized	Estimated
	Cost	Fair Value
Due from one to five years	$28,387	$29,017
Due from five to ten years	12,235	12,247
Due after ten years	4,000	3,974
Mortgage-backed securities	46,364	47,208
Total	$90,986	$92,446

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Sales	$—	$327	$1,243	$10,509
Gains	—	22	14	89
(Losses)	—	—	—	—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)     LOANS

The components of loans at March 31, 2013 and June 30, 2012 were as follows:

	March 31, 2013	June 30, 2012
Real estate loans:
One- to four-family	$210,650	$234,125
Multi-family	259	264
Home equity	304	395
Nonresidential	8,754	9,226
Construction and land	8,127	7,232
Total real estate loans	228,094	251,242
Consumer and other loans	869	987
Total loans	228,963	252,229
Net deferred loan fees	(1,277)	(1,540)
Allowance for loan losses	(747)	(857)
Loans, net	$226,939	$249,832

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2013 and 2012 and the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at March 31, 2013 and 2012:

Three Months Ended March 31, 2013

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$778	$4	$1	$54	$26	$3	$866
Provision	183	—	—	(1)	(2)	—	180
Charge-offs	(299)	—	—	—	—	—	(299)
Recoveries	—	—	—	—	—	—	—
Ending balance	$662	$4	$1	$53	$24	$3	$747

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$60	$—	$—	$—	$—	$—	$60
Collectively evaluated for impairment	602	4	1	53	24	3	687
Total ending allowance balance	$662	$4	$1	$53	$24	$3	$747

Loans:
Loans individually evaluated for impairment	$2,680	$—	$—	$—	$—	$—	$2,680
Loans collectively evaluated for impairment	207,970	259	304	8,754	8,127	869	226,283
Total ending loans balance	$210,650	$259	$304	$8,754	$8,127	$869	$228,963

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Nine Months Ended March 31, 2013

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$773	$4	$1	$56	$21	$2	$857
Provision	256	—	—	(3)	3	1	257
Charge-offs	(367)	—	—	—	—	—	(367)
Recoveries	—	—	—	—	—	—	—
Ending balance	$662	$4	$1	$53	$24	$3	$747

Three Months Ended March 31, 2012

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$646	$4	$1	$57	$26	$2	$736
Provision	85	—	(1)	—	(2)	—	82
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$731	$4	$—	$57	$24	$2	$818

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$82	$—	$—	$—	$—	$—	$82
Collectively evaluated for impairment	649	4	—	57	24	2	736
Total ending allowance balance	$731	$4	$—	$57	$24	$2	$818

Loans:
Loans individually evaluated for impairment	$2,787	$—	$—	$—	$—	$—	$2,787
Loans collectively evaluated for impairment	236,130	266	446	9,388	8,181	936	255,347
Total ending loans balance	$238,917	$266	$446	$9,388	$8,181	$936	$258,134

Nine Months Ended March 31, 2012

	Real estate
	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$647	$4	$1	$56	$38	$3	$749
Provision	239	—	—	—	(14)	(1)	224
Charge-offs	(155)	—	—	—	—	—	(155)
Recoveries	—	—	—	—	—	—	—
Ending balance	$731	$4	$1	$56	$24	$2	$818

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio segment at March 31, 2013 and June 30, 2012, including the average recorded investment balance and interest earned for the nine months ended March 31, 2013 and year ended June 30, 2012:

	March 31, 2013					June 30, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$1,961	$1,961	$—	$1,316	$48	$670	$670	$—	$1,135	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	1,961	1,961	—	1,316	48	670	670	—	1,135	—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$1,961	$1,961	$—	$1,316	$48	$670	$670	$—	$1,135	$—

With recorded allowance:
Real estate loans:
One- to four-family	$719	$719	$60	$1,266	$14	$1,813	$1,813	$101	$1,111	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	719	719	60	1,266	14	1,813	1,813	101	1,111	—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$719	$719	$60	$1,266	$14	$1,813	$1,813	$101	$1,111	$—

Totals:
Real estate	$2,680	$2,680	$60	$2,582	$62	$2,483	$2,483	$101	$2,246	$—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$2,680	$2,680	$60	$2,582	$62	$2,483	$2,483	$101	$2,246	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans at March 31, 2013 and June 30, 2012 by portfolio class of loans:

March 31,2013

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One- to four-family	$5,216	$611	$1,472	$7,299	$203,351	$210,650	$207
Multi-family	—	—	—	—	259	259	—
Home equity	—	—	—	—	304	304	—
Nonresidential	—	—	—	—	8,754	8,754	—
Construction and land	232	18	—	250	7,877	8,127	—
Total real estate loans	5,448	629	1,472	7,549	220,545	228,094	207
Consumer and other loans	—	—	—	—	869	869	—
Total	$5,448	$629	$1,472	$7,549	$221,414	$228,963	$207

June 30, 2012

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One- to four-family	$4,305	$140	$2,302	$6,747	$227,378	$234,125	$145
Multi-family	—	—	—	—	264	264	—
Home equity	—	—	—	—	395	395	—
Nonresidential	—	—	—	—	9,226	9,226	—
Construction and land	163	—	—	163	7,069	7,232	—
Total real estate loans	4,468	140	2,302	6,910	244,332	251,242	145
Consumer and other loans	—	—	—	—	987	987	—
Total	$4,468	$140	$2,302	$6,910	$245,319	$252,229	$145

At March 31, 2013, nonaccrual loans were $1,467, of which $1,265 were past due 90 days or more.  There was $202 of nonaccrual loans that were 30-59 days past due.  At June 30, 2012, there was $2,157 of nonaccrual loans, all of which were past due 90 days or more.

There were no troubled debt restructures at March 31, 2013 or June 30, 2012.

All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment.  To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk, and utilizes a loan grading system whereby all loans within each portfolio segment are assigned a grade based on the risk profile of each loan.  Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  All loans, regardless of size, are analyzed and assigned a grade based upon management’s assessment of the ability of borrowers to service their debts.  The following describes each of the Company’s loan grades and general information as to the risk profile of each of the Company’s loan portfolio segments:

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

Construction and Land:  We make construction loans to individuals for the construction of their primary residences and interim construction loans for non-residential properties.  These loans generally have maximum terms of eight months, and upon completion of construction convert to conventional amortizing mortgage loans.  These construction loans have rates and terms comparable to one- to four-family residential mortgage loans that we originate.  During the construction phase, the borrower generally pays interest only.  The maximum loan-to-value ratio of our owner-occupied construction loans is 80%.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.  Finally, we make loans secured by land to complement our construction and non-residential lending activities.  These loans have terms of up to 10 years, and maximum loan-to-value ratios of 75% for improved lots and 65% for unimproved land.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

At March 31, 2013 and June 30, 2012, and based on the most recent analyses performed, the loan grade for each loan by portfolio segment is as follows:

	Real estate
	One-to four family		Multi-family		Home Equity		Nonresidential
	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012

Pass	$207,970	$231,642	$259	$264	$304	$395	$8,754	$9,226
Special mention	1,208	160	—	—	—	—	—	—
Substandard	1,472	2,323	—	—	—	—	—	—
Total	$210,650	$234,125	$259	$264	$304	$395	$8,754	$9,226

	Real estate
	Construction and Land		Consumer		Total
	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012

Pass	$8,127	$7,232	$869	$987	$226,283	$249,746
Special mention	—	—	—	—	1,208	160
Substandard	—	—	—	—	1,472	2,323
Total	$8,127	$7,232	$869	$987	$228,963	$252,229

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and June 30, 2012 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 2)
	March 31, 2013	June 30, 2012
Financial assets:
FHLMC common stock	$55	$20
Preferred stock	781	272
FNMA CMO/REMIC	3,460	—
FHLMC CMO/REMIC	1,962	—
GNMA CMO/REMIC	6,038	—
FNMA mortgage-backed securities	14,555	13,017
FHLMC mortgage-backed securities	13,860	18,641
GNMA mortgage-backed securities	2,656
U.S. Government agencies	41,481	32,590
Total securities available-for-sale	$84,848	$64,540

Presented in the table below are assets measured at fair value on a non-recurring basis by level at March 31, 2013 and June 30, 2012:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
	March 31, 2013	March 31, 2013	June 30, 2012	June 30, 2012
Financial assets
Impaired real estate loans, with specific allocations:
One-to-four-family	—	659	—	1,712

Non-financial assets:
Real estate owned, net:
One- to four-family	—	1,241	—	854
Total non-financial assets	—	1,241	—	854
Total assets measured at fair value on a non-recurring basis	$—	$1,900	$—	$2,566

The Company’s impaired loans, which were measured for impairment using the fair value of the collateral, had a carrying amount of $659 and $1,712 at March 31, 2013 and June 30, 2012, respectively.  The carrying values included a valuation allowance of $60 and $101, respectively.  The impact to the provision for loan losses from the change in the valuation allowance was a decrease of $41 for the nine months ended March 31, 2013 and an increase to the provision for loan losses of $79 for the year ended June 30, 2012.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Real estate owned is carried at the lower of carrying value or fair value less costs to sell.  The outstanding balances of real estate owned and their respective valuation allowances at March 31, 2013 and June 30, 2012 were $1,256 and $15 and $876 and $22, respectively.  The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $3 and $291 for the nine months ended March 31, 2013 and year ended June 30, 2012, respectively.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2013:

	Level 3 Quantitative Information at
	March 31, 2013
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Impaired real estate loans net, with specific allocations:
One-to four-family	$659	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15)%

Real estate owned:
One-to four-family	$1,241	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10)%

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully.  The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2013 and June 30, 2012 are summarized below:

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	March 31, 2013
	Carrying
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$84,848	$—	$84,848	$—	$84,848
Securities held-to-maturity	8,139	—	8,434	—	8,434
Loans, net	226,939	—	—	241,219	241,219
Restricted equity securities (1)	449	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$293,784	$72,041	$222,441	$—	$294,482

	June 30, 2012
	Carrying
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$64,540	$—	$64,540	$—	$64,540
Securities held-to-maturity	8,733	—	9,147	—	9,147
Loans, net	249,832	—	—	265,580	265,580
Restricted equity securities (1)	564	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$293,368	$64,201	$226,721	$—	$290,922

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

Participants receive the shares at the end of employment.  No contributions to the ESOP were made during the nine months ended March 31, 2013.  The expense recognized for the three and nine months ended March 31, 2013 was $63 and $198, respectively. The expense recognized for the three and nine months ended March 31, 2012 was $48 and $169, respectively.

The Company’s shares held by the ESOP at March 31, 2013 and June 30, 2012 were as follows:

	March 31, 2013	June 30, 2012
Committed to be released to participants	4,532	8,276
Allocated to participants	33,212	15,585
Unearned	211,098	224,981
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$3,272,019	$2,924,753

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

On April 27, 2012, the compensation committee of the board of directors approved the issuance of 62,208 stock options and 24,884 shares of restricted stock to its directors.  In addition, a total of 171,078 stock options and 62,210 shares of restricted stock were granted to officers.  Stock options vest ratably over a weighted average term of 5.67 years and restricted stock vest ratably over an average of five years.  Stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the nine months ended March 31, 2013:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - July 1, 2012	233,286	$11.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - March 31, 2013	233,286	$11.58	9.08	$914,481
Fully vested and exercisable at March 31, 2013	—	$—	—	$—
Expected to vest in future periods	233,286
Fully vested and expected to vest -March 31, 2013	233,286	$11.58	9.08	$914,481

(1)  Based on closing price of $15.50 per share on March 31, 2013.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 31,689 options that were earned during the nine months ended March 31, 2013. Stock-based compensation expense for stock options for the three and nine months ended was $10 and $32, respectively. Total unrecognized compensation cost related to nonvested stock options was $191 at March 31, 2013 and is expected to be recognized over a weighted-average period of 4.7 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2013:

2013
Balance - beginning of year	87,092
Granted	—
Forfeited	—
Vested	—
Balance - end of period	87,092

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  The weighted-average grant date fair value of restricted stock granted during the year ended June 30, 2012 was $11.58 per share or $1,009.  Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended March 31, 2013 was $46 and $139, respectively.  Unrecognized compensation expense for nonvested restricted stock awards was $823 and is expected to be recognized over 4.65 years.

(8)           SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended March 31, 2013 and 2012:

	2013	2012
Cash paid during the period for:
Interest paid	$1,722	$2,546
Income taxes paid	$1,647	$1,850
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$1,453	$588
Unrealized gains on securities available-for-sale, net	$178	$166

(9)           SUBSEQUENT EVENTS

On April 25, 2013, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock.  The dividend will be payable to stockholders of record as of May 9, 2013, and will be paid on or about May 23, 2013.

Between the periods of April 2, 2013 and May 8, 2013, the Company repurchased 58,700 shares into treasury at a weighted average price of $15.55 for a total of $912 thousand.

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

•                  significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•                  increased competition among depository and other financial institutions;

•                  our ability to attract and maintain deposits;

•                  changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•                  fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•                  declines in the yield on our assets resulting from the current low interest rate environment;

•                  our ability to successfully implement our business strategies;

•                  risks related to high concentration of loans secured by real estate located in our market areas;

•                  changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, and changes in the level of government support of housing finance;

•                  the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•                  our ability to enter new markets successfully and capitalize on growth opportunities;

•                  risks relating to acquisitions and an ability to integrate and operate profitably any financial institution that we may acquire;

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

•                  changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•                  changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

•                  other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

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

Comparison of Financial Condition at March 31, 2013 and June 30, 2012

Our total assets decreased $2.9 million, or 0.78%, to $374.8 million at March 31, 2013 from $377.8 million at June 30, 2012.  A substantial portion of this decrease is reflected in the decrease in net loans of $22.9 million, or 9.2%, offset partially by an increase in securities available-for-sale of $20.3 million, or 31.5%.  We continue to deploy funds from loan repayments and payoffs to purchase high-quality investment securities, which we have classified as available-for-sale.  The continued decrease in outstanding loans reflects the continued decrease of loan demand in our market area.  Our total deposits increased modestly by $416 thousand to $293.8 million at March 31, 2013 from $293.4 million at June 30, 2012.  Total equity decreased to $79.2 million at March 31, 2013 compared with $83.0 million at June 30, 2012.  The decrease in total equity is the result of the repurchase of 352,550 shares of treasury stock for $5.5 million and the payment of dividends of $1.8 million, offset partially by net income of $3.0 million and other comprehensive income of $178 thousand for the nine months ended March 31, 2013.

Total loans decreased to $226.9 million at March 31, 2013 from $249.8 million at June 30, 2012.  Our one-to four-family real estate loans decreased by $23.5 million, or 10.0%, to $210.7 million at March 31, 2013 from $234.1 million at June 30, 2012, resulting from decreased demand in our market area.  The decrease in one-to four-family real estate loans was offset partially by a slight increase in construction and land loans to $8.1 million at March 31, 2013 from $7.2 million at June 30, 2012.  All other loan categories decreased by $686 thousand from June 30, 2012 to March 31, 2013.

Deposits increased to $293.8 million at March 31, 2013 from $293.4 million at June 30, 2012.  The increase was primarily attributed to an increase in regular savings accounts of $2.5 million, or 7.0%, and NOW and demand deposits of $2.1 million, or 10.4%, offset partially by a decrease in certificates of deposit of $4.0 million, or 1.8%.  The decrease in certificates of deposit is primarily related to depositors seeking better yields on their funds through other sources.  The increase in NOW and demand accounts is partially attributed to $1.2 million in dividends paid to Oconee Federal, MHC and the increase in regular savings accounts is primarily related to depositors maintaining higher deposit account balances.  Oconee Federal MHC’s cash is held on deposit with the Company.  We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2013.

We had no advances from the Federal Home Loan Bank of Atlanta as of March 31, 2013 or June 30, 2012. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of March 31, 2013), or approximately $41.1 million.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2013	June 30, 2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$1,467	$2,157
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	1,467	2,157
Consumer and other loans	—	—
Total nonaccrual loans	$1,467	$2,157
Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$207	$145
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	207	145
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	207	145
Total of nonaccrual and 90 days or more past due loans	$1,674	$2,302
Real estate owned, net:
One- to four-family	$1,241	$854
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Other	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$2,915	$3,156

Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$2,915	$3,156

Total nonperforming loans to total loans	0.73%	0.91%
Total nonperforming assets to total assets	0.78%	0.84%
Total nonperforming assets to loans and real estate owned	1.27%	1.25%

There were no other loans that are not disclosed above where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $11 thousand and $61 thousand for the nine months ended March 31, 2013 and 2012, respectively.  Interest of $22 thousand and $52 thousand was recognized on these loans and is included in net income for the nine months ended March 31, 2013 and 2012.

The decrease in the ratio of nonperforming loans to total loans was primarily the result of the decrease in our nonperforming loans to $1.5 million at March 31, 2013 from $2.2 million at June 30, 2012.  All nonperforming loans, regardless of size, are evaluated by management for impairment.

Analysis of Net Interest Margin

The following tables set forth average balance sheets, average yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to income.

	For the Three Months Ended
	March 31, 2013				March 31, 2012
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$230,629		$3,136	5.44%	$256,988		$3,511	5.46%
Investment securities	86,589		296	1.37	59,711		240	1.61
Interest-bearing deposits	47,531		19	0.16	49,529		30	0.24
Total interest-earning assets	364,749		3,451	3.78	366,228		3,781	4.13
Noninterest-earning assets	10,361				10,468
Total assets	$375,110				$376,696

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$18,051		$3	0.07%	$16,111		$3	0.07%
Money market deposits	11,675		6	0.20	11,132		8	0.29
Regular savings and other deposits	35,946		42	0.48	34,720		73	0.84
Certificates of deposit	222,381		462	0.84	227,296		663	1.17
Total interest-bearing deposits	288,053		513	0.72	289,259		747	1.04
Total interest-bearing liabilities	288,053				289,259
Noninterest bearing deposits	4,570				5,455
Other noninterest-bearing liabilities	1,970				1,804
Total liabilities	294,593				296,518
Equity	80,517				80,178
Total liabilities and equity	$375,110				$376,696

Net interest income			$2,938				$3,034

Interest rate spread				3.06%				3.09%
Net interest margin				3.22%				3.31%
Average interest-earning assets to average interest-bearing liabilities	1.27	X			1.27	X

	For the Nine Months Ended
	March 31, 2013				March 31, 2012
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$239,273		$9,740	5.43%	$261,459		$10,819	5.52%
Investment securities	80,303		836	1.39	50,931		608	1.59
Interest-bearing deposits	46,850		57	0.16	51,823		92	0.24
Total interest-earning assets	366,426		10,633	3.87	364,213		11,519	4.22
Noninterest-earning assets	10,367				11,160
Total assets	$376,793				$375,373

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$17,700		$9	0.07%	$14,849		$12	0.11%
Money market deposits	11,744		19	0.22	10,570		25	0.31
Regular savings and other deposits	34,974		153	0.58	34,299		263	1.02
Certificates of deposit	223,806		1,525	0.91	228,066		2,235	1.30
Total interest-bearing deposits	288,224		1,706	0.79	287,784		2,535	1.17
Total interest-bearing liabilities	288,224				287,784
Noninterest bearing deposits	4,396				4,122
Other noninterest-bearing liabilities	2,065				3,184
Total liabilities	294,685				295,090
Equity	82,108				80,283
Total liabilities and equity	$376,793				$375,373

Net interest income			$8,927				$8,984
Interest rate spread				3.08%				3.05%
Net interest margin				3.25%				3.29%
Average interest-earning assets to average interest-bearing liabilities	1.27	X			1.27	X

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

General. We recognized net income of $850 thousand for the three months ended March 31, 2013 compared with net income of $948 thousand for the three months ended March 31, 2012.  The decrease of $98 thousand was primarily attributable to a decrease in net interest income after provision for loan losses of $194 thousand, or 6.6%, offset slightly by an increase in noninterest income of $30 thousand, or 51.7%, for the three months ended March 31, 2013.

Interest Income. Interest income decreased by $330 thousand to $3.5 million for the three months ended March 31, 2013 from $3.8 million for the three months ended March 31, 2012.  The decrease was primarily the result of a decrease in the average yield on interest earning assets to 3.78% for the three months ended March 31, 2013 from 4.13% for the three months ended March 31, 2012 and a decrease in the average balance of interest earning assets to $364.7 million for the three months ended March 31, 2013 from $366.2 million for the three months ended March 31, 2012.

Interest income on loans decreased by $375 thousand, or 10.7%, to $3.1 million for the three months ended March 31, 2013 from $3.5 million for the three months ended March 31, 2012.  The decrease resulted from a decrease in the average balances of loans of $26.4 million, or 10.3%, to $230.6 million for the three months ended March 31, 2013 from $257.0 million for the three months ended March 31, 2012 and a decrease in the yield on loans to 5.44% for the three months ended March 31, 2013 from 5.46% for the three months ended March 31, 2012.  The decrease in loan balances is the result of competition and reduced demand for loans in our market area.  Interest income on investment securities increased by $56 thousand, or 23.3% to $296 thousand for the three months ended March 31, 2013 from $240 thousand for the three months ended March 31, 2012.  The increase reflected an increase in the average balance of securities to $86.6 million for the three months ended March 31, 2013 from $59.7 million for the three months ended March 31, 2012.  The increase in average balances offset the decrease in yields on such securities to 1.37% from 1.61% for the same periods.  The increase in average balances of our investment securities is reflective of our efforts to invest excess funds available from loan repayments coupled with a declining demand for residential mortgage loans in our market area.

Interest Expense. Interest expense decreased $234 thousand, or 31.3%, to $513 thousand for the three months ended March 31, 2013 from $747 thousand for the three months ended March 31, 2012.  The decrease reflected a decrease in the average rate paid on deposits in the three months ended March 31, 2013 to 0.72% from 1.04% in the three months ended March 31, 2012 and a decrease in the average balances of deposits of $1.2 million, or 0.42%, to $288.1 million for the three months ended March 31, 2013 from $289.3 million for the three months ended March 31, 2012.  The largest decrease in interest expense came from certificates of deposit, which decreased $201 thousand, or 30.3%, as the average balance of certificates of deposits decreased $4.9 million, or 2.2%, to $222.4 million for the three months ended March 31, 2013 from $227.3 million for the three months ended March 31, 2012, and the average rate paid on these deposits decreased to 0.84% from 1.17% for the same periods.

Net Interest Income. Net interest income decreased by $96 thousand, or 3.2%, to $2.9 million for the three months ended March 31, 2013 from $3.0 million for the three months ended March 31, 2012.  The decrease resulted from a decrease in our interest rate spread to 3.06% from 3.09% and a decrease in our net interest margin to 3.22% from 3.31% for the same periods.  The decrease in our interest rate spread and margin was largely due to declining yields on interest earning assets, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded a provision for loan losses of $180 thousand for the three months ended March 31, 2013, compared with a provision of $82 thousand for the three months ended March 31, 2012.  Net charge-offs for the three months ended March 31, 2013 were $299 thousand compared with $0 for the three months ended March 31, 2012.  The increase in our provision reflected the increase in our net charge offs for the three months ended March 31, 2013 as compared with the same period in 2012.  Net charge offs for the three months ended March 31, 2013 was primarily impacted by one large one-to-four family residential real estate loan charge off of $277 thousand.  Management believes that this charge off is not a reflection of our asset quality and is not indicative of a trend of increased loan losses.  Our allowance for loan losses was $747 thousand at March 31, 2013 and $857 thousand at June 30, 2012, or 0.33% and 0.34% of total loans at March 31, 2013 and June 30, 2012, respectively.  Our allowance for loan losses to nonperforming loans was 44.6% and 37.2% at March 31, 2013 and June 30, 2012, respectively.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2013 and 2012.

Noninterest Income. Noninterest income for the three months ended March 31, 2013 was $88 thousand compared with $58 thousand for the same period in 2012.  The increase was primarily related to an increase in other noninterest income of $55 thousand, offset partially by a decrease of $22 thousand in gain on sales of securities.  The majority of the increase in other noninterest income was related to a gain of $56 thousand on foreclosure of a one-to-four family residential real estate loan.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2013 increased slightly by $9 thousand for the three months ended March 31, 2013 over the same period in 2012.  The significant decrease in the provision for real estate owned and related expense of $188 thousand for the three months ended March 31, 2013 was offset primarily by an increase in salary and employee benefits of $159 thousand, most of which is related to our equity incentive plans that were not in place during the three months ended March 31, 2012 and an increase in our ESOP expense.  The total expense related to our equity incentive programs and ESOP for the three months ended March 31, 2013 and 2012 was $119 thousand and $48 thousand, respectively.

Income Tax Expense. Income tax expense for the three months ended March 31, 2013 was $559 thousand compared $634 thousand for the three months ended March 31, 2012.  Our effective income tax rate decreased slightly to 39.67% for the three months ended March 31, 2013 from 40.00% for the three months ended March 31, 2012.

Comparison of Operating Results for the Nine months Ended March 31, 2013 and March 31, 2012

General. We had net income of $3.0 million for the nine months ended March 31, 2013 as compared with net income of $2.8 million for the nine months ended March 31, 2012.  The increase of $155 thousand was primarily attributable to a decrease in noninterest expenses of $300 thousand, or 6.9%, offset slightly by a decrease in net interest income after the provision for loan losses of $90 thousand.

Interest Income. Interest income decreased by $886 thousand to $10.6 million for the nine months ended March 31, 2013 from $11.5 million for the same period in 2012.  The decrease was primarily the result of a decrease in the average yield on interest earning assets to 3.87% for the nine months ended March 31, 2013 from 4.22% for the nine months ended March 31, 2012, which more than offset the increase in the average balances of interest earning assets of $2.2 million, or 0.61%, to $366.4 million for the nine months ended March 31, 2013 from $364.2 million for the nine months ended March 31, 2012.

Interest income on loans decreased by $1.1 million, or 10.0%, to $9.7 million for the nine months ended March 31, 2013 from $10.8 million for the nine months ended March 31, 2012.  The decrease resulted from a decrease in the average balances of loans of $22.2 million, or 8.5%, to $239.3 million for the nine months ended March 31, 2013 from $261.5 million for the nine months ended March 31, 2012 and a decrease in the yield on loans to 5.43% for the nine months ended March 31, 2013 from 5.52% for the nine months ended March 31, 2012.  The decrease in loan balances is the result of competition and reduced demand for loans in our market area.  Interest income on investment securities increased by $228 thousand, or 37.5%, to $836 thousand for the nine months ended March 31, 2013 from $608 thousand for the nine months ended March 31, 2012.  The increase reflected an increase in the average balance of securities to $80.3 million for the nine months ended March 31, 2013 from $50.9 million for the nine months ended March 31, 2012.  The increase in average balances offset the decrease in yields on such securities to 1.39% from 1.59% for the same periods.  The increase in average balances of our investment securities is reflective of our efforts to invest excess funds available from loan repayments coupled with a declining demand for residential mortgage loans in our market area.

Interest Expense. Interest expense decreased $829 thousand, or 32.7%, to $1.7 million for the nine months ended March 31, 2013 from $2.5 million for the nine months ended March 31, 2012.  The decrease reflected a decrease in the average rate paid on deposits in the nine months ended March 31, 2013 to 0.79% from 1.17% in the nine months ended March 31, 2012, which offset the increase in the average balances of deposits of $440 thousand to $288.2 million for the nine months ended March 31, 2013 from $287.8 million for the nine months ended March 31, 2012.  The largest decrease in interest expense came from certificates of deposit, which decreased $710 thousand, or 31.8%, as the average balance of certificates of deposits decreased $4.3 million, or 1.9%, to $223.8 million for the nine months ended March 31, 2013 from $228.1 million for the nine months ended March 31, 2012, and the average rate paid on these deposits decreased to 0.91% from 1.30% for the same periods.

Net Interest Income. Net interest income decreased slightly by $57 thousand, or 0.63%, to $8.9 million for the nine months ended March 31, 2013 from $9.0 million for the nine months ended March 31, 2012.  The decrease in net interest income is primarily attributed to the decrease in our net interest margin to 3.25% for the nine months ended March 31, 2013 from 3.29% for the nine months ended March 31, 2012, which more than offset the slight increase in our net interest spread to 3.08% for the nine months ended March 31, 2013 from 3.05% for the same period in 2012.  The decline in our net interest margin reflects the continuing low interest rate environment from which we operate and declining demand for our one-to-four residential real estate loans.

Provision for Loan Losses. The provision for loan losses for the nine months ended March 31, 2013 was $257 thousand compared with a provision of $224 thousand for the nine months ended March 31, 2012.  Net charge-offs for the nine months ended March 31, 2013 were $367 thousand compared with $155 thousand for the nine months ended March 31, 2012.  The increase in our provision reflected the increase in our net charge offs for the nine months ended March 31, 2013 as compared with the same period in 2012.  Net charge offs for the nine months ended March 31, 2013 were primarily impacted by one large one-to-four residential real estate loan charge off of $277 thousand incurred during the three months ended March 31, 2013.  Management believes that this charge off is not a reflection of our asset quality and is not indicative of a trend of increased loan losses.  Our allowance for loan losses was $747 thousand at March 31, 2013 and $857 thousand at June 30, 2012.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2013 and 2012.

Noninterest Income. Noninterest income increased by $9 thousand to $222 thousand for the nine months ended March 31, 2013 from $213 thousand for the nine months ended March 31, 2012.  The increase was primarily related to an increase in gain on sales of real estate owned of $19 thousand and an increase in other noninterest income of $62 thousand for the nine months ended March 31, 2013 as compared with the same period in 2012.  The increase in other noninterest income is primarily related to gains recognized upon foreclosure of one-to-four family residential real estate loans of $65 thousand for the nine months ended March 31, 2013. These increases were offset, partially, by a decrease in gain on sales of securities of $75 thousand for the nine months ended March 31, 2013 as compared with the same period in 2012.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2013 decreased by $300 thousand to $4.0 million compared with $4.3 million for the same period in 2012.  The decrease in noninterest expenses was primarily related to a decrease of $471 thousand in the provision for real estate owned and related expenses, a decrease of $55 thousand in professional and supervisory fees, a decrease in other noninterest expenses of $59 thousand, and a decrease of $44 thousand in data processing expenses.  The decrease in our provision for real estate owned and related expenses is primarily attributable to a lower provision for real estate owned during the nine months ended March 31, 2013 of $3 thousand compared with $337 thousand of provision during the nine months ended March 31, 2012 and to some extent a decrease in real estate owned related expenses.  The decrease in these expenses is a reflection of a decrease in the average balance of real estate owned for the nine months ended March 31, 2013 to $903 thousand as compared with the average balance for the same period in 2012 of $1.9 million.  Additionally, we have seen some slight and continued improvement in residential real estate home values since the period ended in 2012.  We also experienced decreases in data processing and professional and supervisory fees for the nine months ended March 31, 2013 from the same period in 2012.  These decreases in expenses more than offset the increase of $346 thousand in salaries and employee benefits to $2.5 million for the nine months ended March 31, 2013 from $2.1 million for the same period in 2012.  The increase in salary and employee benefits is primarily related to our equity incentive plans that were not in place during the nine months ended March 31, 2012.  Total expense related to our equity incentive programs and ESOP for the nine months ended March 31, 2013 and 2012 was $369 thousand and $169 thousand, respectively.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2013 was $1.9 million compared with $1.8 million for the nine months ended March 31, 2012.  Our effective income tax rate decreased slightly to 38.80% for the nine months ended March 31, 2013 from 39.25% for the nine months ended March 31, 2012.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of March 31, 2013), or approximately $41.1 million.

Common Stock Dividend Policy.  The Company’s Board of Directors declared $0.10 per share cash dividends on its common stock on January 27, 2013.  Dividends were paid to stockholders of record as of February 7, 2013.  Total dividends paid for the three months ended March 31, 2012 were $626 thousand.  Total dividends paid during the nine months ended March 31, 2013 were $1.8 million.  In addition, subsequent to March 31, 2013, the Board of Directors declared a quarterly cash dividend of $0.10 per share, payable to shareholders of record on May 9, 2013 and payable on or about May 23, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2013, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable

(c) Issuer repurchases.  The following table sets forth information in connection with repurchases of the Company’s common stock for the period January 1, 2013 through March 31, 2013.  On February 28, 2013, the Board of Directors authorized the repurchase of 175,000 shares of the Company’s common stock.  The repurchase authorization had no expiration date.  In connection with this repurchase authorization, the Board of Directors terminated a previous authorization to purchase up to $1.0 million of shares of the Company’s common stock, pursuant to which the Company had repurchased 64,350 shares of its common stock.  On March 15, 2013, the Board of Directors authorized the repurchase of up to 175,000 shares of the Company’s common stock.  The repurchase authorization has no expiration date.  In connection with this repurchase authorization, the Board of Directors terminated the February 28, 2013 authorization, pursuant to which the Company had purchased a total of 175,000 shares of its common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of SharesThat May Yet be Purchased Under Publicly Announced Plan
January 1 — January 31, 2013	—	$—	—		$230,000	(3)
February 1 — February 28, 2013	14,350	15.54	14,350	(1)	175,000	(3)
March 1 — March 31, 2013	175,000	15.54	175,000	(2)	175,000	(3)
Total	189,350	$15.54	189,350

(1)             All 14,350 shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on December 20, 2012 and terminated on February 28, 2013.

(2)             All 175,000 shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on February 28, 2013 and terminated on March 15, 2013.

(3)             Represents the maximum dollar amount of shares available for repurchase under the December 20, 2012 plan at January 31, 2013; and the number of shares available for repurchase under the February 28, 2013 plan at February 28, 2013; and the maximum number of shares available for repurchase under the March 15, 2013 plan at March 31, 2013.

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

Date: May 15, 2013

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

101

The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language):

(i)                                     Consolidated Balance Sheets

(ii)                                  Consolidated Statements of Income and Other Comprehensive Income

(iii)                               Consolidated Statements of Changes in Shareholders’ Equity

(iv)                              Consolidated Statements of Changes in Cash Flows, and

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