Form 10-K
period 2013-06-30
Oconee Federal Financial Corp.
filed 2013-09-26
CIK 1501078

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of September 10, 2013 there were 5,833,395 shares outstanding of the registrant's common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2012 was $27.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

  1.
  Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders. (Part III)

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

  •
  significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management's assumptions in determining the adequacy of the allowance for loan losses;

  •
  credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

  •
  use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

  •
  increased competition among depository and other financial institutions;

  •
  our ability to attract and maintain deposits, including attracting and maintaining deposits and introducing new deposit products;

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

  •
  our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

  •
  risks related to high concentration of loans secured by real estate located in our market areas;

  •
  changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations;

  •
  changes in the level of government support of housing finance;

  •
  our ability to manage our operations following increased leverage and risk-based capital requirements due to the implementation of Basel III by our regulators;

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

  •
  changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

  •
  changes in consumer spending, borrowing and savings habits;

  •
  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

  •
  our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

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

Oconee Federal Financial Corp.

        Oconee Federal Financial Corp. (the "Company") is a federally-chartered corporation that was incorporated in January 2011 to be the mid-tier stock holding company for Oconee Federal Savings and Loan Association in connection with the mutual-to-stock conversion of Oconee Federal Savings and Loan Association. As of June 30, 2013, Oconee Federal Financial Corp. had 5,923,295 shares outstanding and a market capitalization of approximately $87.7 million.

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

        At June 30, 2013, we had total assets of $370.1 million, total deposits of $292.4 million and total equity of $76.2 million. We recorded net income of $4.0 million for the year ended June 30, 2013.

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

        Our primary market area, which consists of Oconee County and the nearby communities and townships in adjacent counties in South Carolina, is mostly rural and suburban in nature. The Oconee County economy has historically been concentrated in manufacturing. Plant closings and layoffs in this sector, particularly in light manufacturing industries, in recent years have contributed to high unemployment in Oconee County. The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support. In addition, Oconee County and nearby counties are experiencing an increase in retiree populations. Oconee County's and South Carolina's respective June 2013 unemployment rates of 9.3% and 8.1% were above the comparable United States unemployment rate of 7.6%.

        The largest employers in Oconee County are education and health services providers, public utilities and light manufacturing companies, including the Oconee County and Seneca City School Systems, Oconee Medical Center, Duke Energy, an electric utility and provider of nuclear and hydroelectric energy, Schneider Electric-Square D, a manufacturer of electronic components, Itron, a manufacturer of electronic measuring devices and Covidien, a manufacturer of healthcare products. Other employers include the local government, retail trade and the leisure/hospitality industry. Many residents of Oconee County are employed in nearby Greenville, South Carolina, which has major employers such as BMW Motors, Inc. and Greenville Health System, and in Pickens County, which has major employers such as Clemson University and the Pickens County school system. In addition, although we only accept deposits from existing customers and residents of Oconee County, we extend credit to residents of adjacent counties in order to take advantage of the additional lending market located in these areas.

Competition

        Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of Oconee County and the relatively large number of institutions that maintain a presence in the county. Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks. We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2012 the most recent date of available data, our market share of deposits represented 25.44% of FDIC-insured deposits in Oconee County.

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

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At or For the Year Ended June 30,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$204,397	91.61%	$234,125	92.82%	$249,064	93.16%
Multi-family	258	0.12	264	0.10	269	0.10
Home equity	292	0.13	395	0.16	466	0.17
Non-residential	8,521	3.82	9,226	3.66	9,399	3.52
Construction and land	8,735	3.91	7,232	2.87	7,156	2.68

Total real estate loans	222,203	99.59	251,242	99.61	266,354	99.63
Consumer and other loans	925	0.41	987	0.39	985	0.37

Total loans	$223,128	100.00%	$252,229	100.00%	$267,339	100.00%

Net deferred loan fees	(1,214)		(1,540)		(1,677)
Allowance for loan losses	(751)		(857)		(749)

Loans, net	$221,163		$249,832		$264,913

	At or For the Year Ended June 30,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$250,390	93.81%	$232,106	93.66%
Multi-family	380	0.14	395	0.16
Home equity	510	0.19	892	0.36
Non-residential	9,456	3.54	8,353	3.37
Construction and land	5,158	1.94	4,867	1.96

Total real estate loans	265,894	99.62	246,613	99.52
Consumer and other loans	1,012	0.38	1,194	0.48

Total loans	$266,906	100.00%	$247,807	100.00%

Net deferred loan fees	(1,690)		(1,580)
Allowance for loan losses	(888)		(258)

Loans, net	$264,328		$245,969

(1)
Includes $2.0 million and $2.6 million of loans secured by modular and manufactured homes as of June 30, 2013 and June 30, 2012, respectively.

        Contractual Maturities and Interest Rate Sensitivity.    The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One- to Four- Family	Multi- family	Home Equity	Non- residential	Construction and Land	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$85	$—	$—	$48	$—	$700	$833
More than one to two years	329	—	2	43	4	145	523
More than two to three years	293	—	1	30	—	73	397
More than three to five years	4,139	—	193	9	79	7	4,427
More than five to ten years	15,246	—	96	94	3,921	—	19,357
More than ten to fifteen years	25,819	—	—	4,512	266	—	30,597
More than fifteen years	158,486	258	—	3,785	4,465	—	166,994

Total	$204,397	$258	$292	$8,521	$8,735	$925	$223,128

        The following table summarizes our fixed-rate and adjustable-rate loans that are due after June 30, 2014.

Interest rate terms on amounts due after one year:
Fixed-rate loans	$188,457	$—	$292	$8,473	$8,464	$225	$205,911
Adjustable-rate loans	15,855	258	—	—	271	—	16,384

Total	$204,312	$258	$292	$8,473	$8,735	$225	$222,295

        Loan Approval Procedures and Authority.    Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association's unimpaired capital and surplus (25% if the amount in excess of 15% is secured by "readily marketable collateral" or 30% for certain residential development loans). At June 30, 2013, based on the 15% limitation, Oconee Federal Savings and Loan Association's loans-to-one-borrower limit was approximately $11.4 million. On the same date, Oconee Federal Savings and Loan Association had no borrowers with outstanding balances in excess of this amount. At June 30, 2013, our largest loan relationship with one borrower was for approximately $3.2 million secured by a church building located in Seneca, South Carolina, and was performing in accordance with its terms on that date.

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

        One- to Four-Family Residential Real Estate Lending.    The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2013, $204.4 million, or 91.6% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. At that date, our average outstanding one- to four-family residential mortgage loan balance was $111 thousand and our largest outstanding residential loan had a principal balance of $1.6 million. At June 30, 2013, our ten largest loans totaled $13.2 million, of which eight loans totaling $8.6 million were residential mortgages. Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.

        The terms of our mortgage loans are generally up to 30 years for traditional homes and up to 15 years for manufactured or modular homes. The terms of non-owner-occupied homes are generally up to 15 years for fixed-rate loans and up to 30 years for adjustable-rate loans. Due to consumer demand in the current low market interest rate environment, many of our recent originations are 15- to 30-year fixed-rate loans secured by one- to four-family residential real estate. Although we typically retain in our portfolio the loans we originate, we generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards. At June 30, 2013, we had in our portfolio $20.1 million of residential mortgage loans with original contractual maturities of 10 years or less, $25.8 million of residential mortgage loans with original contractual maturities between 10 and 15 years and $158.5 million of residential mortgage loans with original contractual maturities in excess of 15 years.

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

        Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. At June 30, 2013, $15.9 million, or 7.8% of our one- to four-family residential loans, had adjustable rates of interest. During the year ended June 30, 2013, we originated 13 one-to-four family residential loans totaling $1.0 million with adjustable rates of interest.

        We evaluate both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to four-family residential mortgage loans do not currently include prepayment penalties and do not produce negative amortization. Our one- to four-family residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage.

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

        We also originate residential mortgage loans with loan-to-value ratios of up to 75% for manufactured or modular homes. We require lower loan-to-value ratios for manufactured and modular homes because such homes tend to depreciate over time. Manufactured or modular homes must be permanently affixed to a lot to make them more difficult to move without our permission. Such homes must be "de-titled" by the State of South Carolina so that they are taxed and must be transferred as residential homes rather than vehicles. We also obtain a mortgage on the real estate to which such homes are affixed. At June 30, 2013, the balance of loans secured by manufactured or modular homes was $2.0 million, representing 1.00% of our one- to four-family residential loans and 0.92% of our total loans.

        At June 30, 2013, we had $4.1 million of one- to four-family residential mortgage loans that were 60 days or more delinquent and $5.9 million of one-to four-family residential mortgage loans that were 30-59 days delinquent. Among delinquent loans past due more than 60 days, two larger balance loans make up $1.6 million, or 39.4%, of the balance in this category. For loans past due 30-59 days past due, five loans with outstanding balances greater than $300 thousand totaled $2.6 million, or 44.7%, of the total balance of loans in this category.

        Multi-family.    Multi-family real estate loans generally have a maximum term of 30 years with a five year balloon payment and are secured by properties containing five or more units in the Company's market area. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. The Company's underwriting analysis includes considering the borrower's expertise and requires verification of the borrower's credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.

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

        Non-Residential Real Estate Lending.    Our non-residential real estate loans are secured primarily by churches and, to a much lesser extent, office buildings, and retail and mixed-use properties located in our primary market area. We believe that focusing on loans to churches enables us to maintain our status as a community-oriented institution, and build our customer base as congregation members become familiar with us. At June 30, 2013, we had $8.5 million in non-residential real estate loans, representing 3.8% of our total loan portfolio.

        The non-residential real estate loans that we originate generally have maximum terms of 5 years with amortization periods of 30 years. For loans secured by church property, our loans generally have maximum terms of 20 years with amortization periods of up to 20 years. The maximum loan-to-value ratio of our non-residential real estate loans is generally 75%. At June 30, 2013, our average outstanding non-residential mortgage loan balance was $316 thousand, and our largest non-residential real estate loan totaled $3.2 million. This loan is secured by a mortgage on a church building in Seneca, South Carolina, and, at June 30, 2013, this loan was performing in accordance with its terms. At June 30, 2013, of our ten largest loans, 2 loans totaling $4.6 million were non-residential real estate loans.

        Set forth below is information regarding our non-residential real estate loans at June 30, 2013.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)
Church	22	$8,382
Other non-residential	5	139

Total	27	$8,521

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

        Loans secured by non-residential real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Non-residential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. In addition, because a church's financial stability often depends on donations from congregation members, some of whom may not reside in our market area, rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar. In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other non-residential real estate. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At June 30, 2013, all of our non-residential real estate loans were performing in accordance with their terms.

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

	Number of Loans	Loans in Process	Net Principal Balance	Non- Performing
	(Dollars in thousands)
One- to four-family construction	37	$6,838	$4,566	$—
Church	2	628	77
Land	45	—	4,092	—

Total construction and land loans	84	$7,466	$8,735	$—

        At June 30, 2013, our largest residential construction loan was for $675 thousand, of which $455 thousand was outstanding. This loan was performing according to its terms at June 30, 2013. At June 30, 2013, all of our construction loans were performing in accordance with their terms.

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

        Home Equity Lending.    We originate fixed-rate home equity loans secured by a lien on the borrower's primary residence, but only where we hold the first mortgage on the property. Our home equity loans are limited to an 80% loan-to-value ratio (including all prior liens), and have terms of up to 10 years with 10-year amortization periods. We use the same underwriting standards for home equity loans as we use for one- to four-family residential mortgage loans. Although we do not currently offer home equity lines of credit, we may offer lines of credit in the future. We expect that any lines of credit that we issue will be originated and underwritten using the same standards that we use for home equity loans and residential mortgage loans. At June 30, 2013, we had $292 thousand of home equity loans outstanding, representing 0.13% of our total loan portfolio.

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

        To date, our consumer lending apart from home equity loans has been quite limited. We generally only extend consumer loans to existing customers or their immediate family members, and these loans generally have relatively low limits. At June 30, 2013, we had $925 thousand of consumer loans outstanding, representing 0.41% of our total loan portfolio. Of these loans, $904 thousand, or 97.6%, were secured by deposits at Oconee Federal Savings and Loan Association.

        Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2013, all of our consumer loans were performing in accordance with their terms.

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

        The following table shows our gross loan origination and principal repayment activity for loans originated for our portfolios during the periods indicated:

	Years Ended June 30,
	2013	2012
	(In thousands)
Total loans at beginning of period	$252,229	$267,339
Loans originated:
Real estate loans:
One- to four-family	16,632	16,746
Multi-family	—	—
Home equity	—	38
Non-residential	62	521
Construction and land	18,576	16,562

Total real estate loans	35,270	33,867
Consumer and other loans	170	330

Total loans originated	35,440	34,197
Deduct:
Principal repayments	(63,154)	(48,339)
Transfers to real estate owned	(1,387)	(968)

Net loan activity	(29,101)	(15,110)

Total loans at end of period	$223,128	$252,229

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

        Delinquent Loans.    The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2013				2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
Real estate loans:
One- to four-family	$5,932	$2,397	$1,726	$10,055	$5,116	$975	$2,302	$8,393
Multi-family	—	—	—	—	—	—	—	—
Home equity	30	—	—	30	—	—	—	—
Non-residential	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	163	—	—	163

Total real estate loans	5,962	2,397	1,726	10,085	5,279	975	2,302	8,556
Consumer and other loans	1	—	—	1	—	—	—	—

Total	$5,963	$2,397	$1,726	$10,086	$5,279	$975	$2,302	$8,556

        Delinquencies in both the past due 30-59 days and 60-89 days categories at June 30, 2013 increased over amounts in the same categories at June 30, 2012. Our delinquent loans are largely a reflection of the slow economic recovery in our market area. However, we did see improvement in loans past due 90 days or more as the balance of those loans declined from June 30, 2013. Loans past due 90 days or more are considered nonperforming and impaired in terms of how we determine the specific portion of our allowance for loan loss. During 2013, we changed the methodology for reporting delinquencies less than 90 days past due so that our reported delinquencies would include loans with partial payments past due. The amounts reported in the table above for the year ended June 30, 2012 reflect this new methodology. This change in methodology resulted in an increase in delinquencies reported past due 30-59 for the year ended June 30, 2012 days of $811 thousand and delinquencies reported past due 60-89 days of $835 thousand from amounts reported at June 30, 2012 in our annual report on Form 10-K for the year ended June 30, 2012.

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

	At June 30,
	2013	2012
	(Dollars in thousands)
Special mention assets	$—	$160
Substandard assets	1,986	2,323
Doubtful assets(1)	1,047	854
Loss assets	—	—

Total classified assets	$3,033	$3,337

(1)
Consists solely of real estate owned.

        Doubtful assets or real estate owned assets increased 22.1% to $1.0 million at June 30, 2013 from $854 thousand at June 30, 2012. Our substandard assets decreased 14.5% to $2.0 million at June 30, 2013 from 2012, and our overall classified asset totals decreased by 9.1% to $3.0 million at June 30, 2013 from $3.3 million at June 30, 2012 due to improving credit quality in our loan portfolio.

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

        The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$1,493	$2,157	$1,567	$3,214	$1,286
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	211
Construction and land	—	—	—	—	—

Total real estate loans	1,493	2,157	1,567	3,214	1,497
Consumer and other loans	—	—	—	—	—

Total nonaccrual loans	$1,493	$2,157	$1,567	$3,214	$1,497

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$493	$145	$—	$764	$452
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate loans	493	145	—	764	452
Consumer and other loans	—	—	—	—	—
Total accruing loans past due 90 days or more	493	145	—	764	452

Total of nonaccrual and 90 days or more past due loans	$1,986	$2,302	$1,567	$3,978	$1,949

Real estate owned:
One- to four-family	$1,047	$854	$2,254	$751	$100
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Other	—	—	—	—	—
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	$3,033	$3,156	$3,821	$4,729	$2,049

Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$3,033	$3,156	$3,821	$4,729	$2,049

Total nonperforming loans to total loans	0.89%	0.91%	0.59%	1.49%	0.79%
Total nonperforming assets to total assets	0.82%	0.84%	1.02%	1.42%	0.66%
Total nonperforming assets to loans and real estate owned	1.35%	1.25%	1.42%	1.77%	0.83%

        All nonperforming loans in the table above were classified as substandard. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

        Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $63 thousand for the year ended June 30, 2013. Interest of $40 thousand was recognized on these loans and is included in net income for the year ended June 30, 2013.

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

        Our allowance for loan losses decreased to $751 thousand at June 30, 2013 from $857 thousand at June 30, 2012. The decrease reflected a decrease in our total nonperforming loans and an overall decrease in our loan portfolio balance. All nonperforming loans are classified as substandard and are considered impaired loans. Our total of impaired loans decreased to $2.0 million at June 30, 2013 from $2.4 million at June 30, 2012. The specific portion of our allowance attributable to these impaired loans also decreased to $27 thousand at June 30, 2013 from $101 thousand at June 30, 2012. Additionally, the decrease of our loan portfolio balance of $29.1 million to $223.1 million at June 30, 2013 from $252.2 million at June 30, 2012 resulted in a smaller general portion of our allowance. Net charge offs for the year ended June 30, 2013 were $366 thousand compared with $162 thousand for the year ended June 30, 2012; however, our net charge offs were primarily impacted by one large one-to four- family residential real estate loan charge off of $277 thousand during the third quarter of 2013. Management believes that this charge off is not a reflection of our asset quality and is not indicative of a trend of increased loan losses. Our allowance for loan losses at June 30, 2013 and 2012 represented 0.34% of total gross loans. Our allowance for loan losses to nonperforming loans was 37.8% at June 30, 2013 and 37.2% at June 30, 2012.

        Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance at beginning of period	$857	$749	$888	$258	$325
Provision for loan losses	260	270	135	758	(27)
Charge offs:
Real estate loans
One- to four-family	(366)	(145)	(268)	(128)	(36)
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	—	(17)	—	—	—
Consumer and other loans	—	—	(6)	—	(4)

Total charge-offs	(366)	(162)	(274)	(128)	(40)
Recoveries:
Real estate loans
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	—	—	—	—	—

Net charge-offs	(366)	(162)	(274)	(128)	(40)

Allowance at end of period	$751	$857	$749	$888	$258

Allowance to nonperforming loans	37.81%	37.23%	47.80%	22.32%	13.24%
Allowance to total loans outstanding at the end of the period	0.34	0.34	0.28	0.33	0.10
Net charge-offs to average loans outstanding during the period	0.16	0.06	0.10	0.05	0.02

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

	At June 30,
	2013			2012			2011
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$665	88.55%	91.61%	$773	90.20%	92.82%	$646	86.25%	93.16%
Multi-family	4	0.53	0.12	4	0.47	0.10	4	0.53	0.10
Home equity	1	0.13	0.13	1	0.12	0.16	1	0.13	0.17
Non-residential	52	6.92	3.82	56	6.53	3.66	57	7.61	3.52
Construction and land	27	3.60	3.91	21	2.45	2.87	38	5.08	2.68

Total real estate loans	749	99.73	99.59	855	99.77	99.61	746	99.60	99.63
Consumer and other loans	2	0.27	0.41	2	0.23	0.39	3	0.40	0.37

Total allowance for loan losses	$751	100.00%	100.00%	$857	100.00%	100%	$749	100.00%	100.00%

	At June 30,
	2010			2009
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$785	88.40%	93.81%	$215	83.33%	93.66%
Multi-family	6	0.68	0.14	3	1.16	0.16
Home equity	1	0.11	0.19	—	—	0.36
Non-residential	57	6.42	3.54	28	10.85	3.37
Construction and land	35	3.94	1.93	7	2.72	1.96

Total real estate loans	884	99.55	99.61	253	98.06	99.51
Consumer and other loans	4	0.45	0.39	5	1.94	0.49

Total allowance for loan losses	$888	100.00%	100.00%	$258	100.00%	100.00%

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

        At June 30, 2013, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

        Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of June 30, 2013, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. At June 30, 2013, none of the collateral underlying our securities portfolio was considered subprime or Alt-A.

        Current accounting principles require that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at fair value and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of our available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. At June 30, 2013, the fair values of our securities are based on published or securities dealers' market values. At June 30, 2013, the amortized cost of our securities classified as available-for-sale and held-to-maturity was $88.9 million and $8.0 million, respectively, compared with $63.6 million and $8.7 million, respectively, at June 30, 2012. The fair value of the securities classified as available-for-sale was $88.0 million, and the fair value of the securities classified as held-to-maturity was $8.2 million compared with $64.5 million and $9.1 million, respectively, at June 30, 2012. The increase in securities classified as available-for-sale is a result of utilizing funds from repayment of loans to purchase more of these securities. Due to the decreased demand for loans that we experienced during 2013, we utilized excess funds to purchase additional investment securities, primarily mortgaged backed securities.

        U.S. Government and Federal Agency Obligations.    We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

        Mortgage-Backed Securities.    At June 30, 2013, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $54.3 million and $53.8 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as "pass-through" certificates because the principal and interest of the underlying loans is "passed through" to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

        Bank-Owned Life Insurance.    We invest in bank-owned life insurance to provide us with a funding source for deferred compensation agreements. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2013, we had invested $8.5 million in bank-owned life insurance.

        Securities Portfolio Composition.    The following table sets forth the composition of our securities portfolio at the dates indicated.

	At June 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
FHLMC—common stock	$20	$110	$20	$20	$24	$28
Preferred stock	271	297	272	272	—	—
FNMA CMO/REMIC	3,389	3,281	—	—	—	—
FHLMC CMO/REMIC	1,941	1,867	—	—	—	—
GNMA CMO/REMIC	6,879	6,711	—	—	—	—
FNMA mortgage-backed securities	17,562	17,514	12,825	13,017	—	—
FHLMC mortgage-backed securities	17,819	17,640	18,380	18,641	—	—
GNMA mortgaged backed securities	2,619	2,514	—	—	—	—
U.S. government agencies	38,387	38,051	32,081	32,590	30,387	30,603

Total available-for-sale	$88,887	$87,985	$63,578	$64,540	$30,411	$30,631

Securities held-to-maturity:
Certificates of deposit	$3,985	$3,990	$1,992	$2,000	$—	$—
FHLMC mortgage-backed securities	—	—	—	—	384	411
GNMA mortgage-backed securities	4,054	4,233	6,741	7,147	8,651	9,062

Total held-to-maturity	8,039	8,223	8,733	9,147	9,035	9,473

	$96,926	$96,208	$72,311	$73,687	$39,446	$40,104

        Securities Portfolio Maturities and Yields.    The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2013. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2013 was 4.3 years.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC—common stock	$—	—%	$—	—%	$—	—%
Preferred stock	—	—	—	—	—	—
FNMA CMO/REMIC	—	—	—	—	—	—
FHLMC CMO/REMIC	—	—	—	—	—	—
GNMA CMO/REMIC	—	—	—	—	—	—
FNMA mortgage-backed securities	—	—	—	—	9,878	1.76
FHLMC mortgage-backed securities	—	—	—	—	1,585	2.42
GNMA mortgaged backed securities	—	—	—	—	—	—
U.S. government agencies	—	—	23,439	1.44	10,948	1.43

Total available-for-sale	—	—	23,439	1.44	22,411	1.64
Securities held-to-maturity:
Certificates of deposit	$996	0.79%	$2,739	1.17%	$250	1.80%
GNMA mortgage-backed securities	—	—	—	—	—	—

Total held-to-maturity	996	0.79	2,739	1.17	250	1.80

Total	$996	0.79%	$26,178	1.41%	$22,661	1.65%

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC—common stock	$20	0.48%	$20	0.48%
Preferred stock	271	5.00	271	5.00
FNMA CMO/REMIC	3,389	1.70	3,389	1.70
FHLMC CMO/REMIC	1,941	1.70	1,941	1.70
GNMA CMO/REMIC	6,879	1.55	6,879	1.55
FNMA mortgage-backed securities	7,684	2.06	17,562	1.89
FHLMC mortgage-backed securities	16,234	2.18	17,819	2.20
GNMA mortgaged backed securities	2,619	1.81	2,619	1.81
U.S. government agencies	4,000	1.44	38,387	1.44

Total available-for-sale	43,037	1.95	88,887	1.74
Securities held-to-maturity:
Certificates of deposit	$—	—%	$3,985	1.12%
GNMA mortgage-backed securities	4,054	3.98	4,054	3.98

Total held-to-maturity	4,054	3.98	8,039	2.56

Total	$47,091	2.12%	$96,926	1.80%

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

        The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits(1)	$23,410	8.01%	$20,456	6.97%	$18,771	6.42%
Money market deposits	12,238	4.19	11,988	4.09	10,107	3.46
Regular savings and other deposits	38,823	13.28	35,152	11.98	34,044	11.64
Certificates of deposit—IRA	57,054	19.51	58,873	20.07	61,937	21.18
Certificates of deposit—other	160,897	55.01	166,899	56.89	167,610	57.30

Total	$292,422	100.00%	$293,368	100.00%	$292,469	100.00%

(1)
Includes non-interest bearing deposits of $4.9 million and $3.4 million at June 30, 2013 and 2012, respectively.

        As of June 30, 2013, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100 thousand was approximately $70.4 million. The following table sets forth the maturity of these certificates of deposit as of June 30, 2013.

June 30, 2013 Certificates of Deposit
(Dollars in thousands)
Maturity Period:
Three months or less	$15,413
Over three through six months	14,118
Over six through twelve months	13,470
Over twelve months	27,447

Total	$70,448

        The following table sets forth the amount and maturities of our time certificates of deposit at June 30, 2013.

	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$132,628	$27,210	$3,902	$1,051	$164,791	75.61%
1.00% - 1.99%	38,223	7,930	2,622	324	49,099	22.53
2.00% - 2.99%	1,863	2,198	—	—	4,061	1.86
3.00% - 3.99%	—	—	—	—	—	—
4.00% - 4.99%	—	—	—	—	—	—

Total	$172,714	$37,338	$6,524	$1,375	$217,951	100.00%

        The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2013	2012	2011
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$164,791	$92,714	$16,574
1.00% - 1.99%	49,099	122,638	124,398
2.00% - 2.99%	4,061	10,352	87,667
3.00% - 3.99%	—	68	818
4.00% - 4.99%	—	—	90

Total	$217,951	$225,772	$229,547

        Borrowings.    We may obtain advances from the Federal Home Loan Bank of Atlanta by pledging as security our capital stock in the Federal Home Loan Bank of Atlanta and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different repricing terms from our deposits, borrowings can change our interest rate risk profile.

        We had no borrowings from the Federal Home Loan Bank of Atlanta at June 30, 2013 or June 30, 2012. At June 30, 2013, we had access to Federal Home Loan Bank of Atlanta advances of up to $41.1 million. It is possible that we may use Federal Home Loan Bank of Atlanta advances or other short-term borrowings to fund loan demand or to purchase securities in the future.

Subsidiary and Other Activities

        Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.

Personnel

        As of June 30, 2013, we had 45 full-time employees and no part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

        At June 30, 2013, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

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

        Net Operating Loss Carryovers.    A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2013, Oconee Federal Savings and Loan Association had no net operating loss carryforwards for federal and state income tax purposes.

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

        Audit of Tax Returns.    On January 9, 2013, the Internal Revenue Service completed its audit of our federal income tax returns for the tax year ended June 30, 2011. We received a letter from the Internal Revenue Service indicating that their examination was complete and no changes were made to our reported tax return.

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

SUPERVISION AND REGULATION

General

        As a federal savings association, Oconee Federal Savings and Loan Association is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Oconee Federal Savings and Loan Association may engage and is intended primarily for the protection of depositors and the FDIC's Deposit Insurance Fund, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Oconee Federal Savings and Loan Association also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. Oconee Federal Savings and Loan Association must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. Oconee Federal Savings and Loan Association also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The OCC examines Oconee Federal Savings and Loan Association and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Oconee Federal Savings and Loan Association's relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of Oconee Federal Savings and Loan Association's loan documents and certain consumer protection matters.

        As savings and loan holding companies, Oconee Federal Financial Corp. and Oconee Federal, MHC are subject to examination and supervision by, and be required to file certain reports with, the Federal Reserve Board.

        Set forth below are certain material regulatory requirements that are applicable to Oconee Federal Savings and Loan Association, Oconee Federal Financial Corp. and Oconee Federal, MHC. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on us. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on us and our operations.

Federal Legislation

        The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act's changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

        The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Oconee Federal Savings and Loan Association, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than

$10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

        The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

        Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. Their impact on our operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Oconee Federal Savings and Loan Association and Oconee Federal Financial Corp.

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

        Capital Requirements.    Federal regulations require savings and loan associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard. At June 30, 2013, Oconee Federal Savings and Loan Association's capital exceeded all applicable requirements.

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

        New Capital Rule.    On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

        The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

        The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. Oconee Federal Savings and Loan Association has the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. Oconee Federal Savings and Loan Association is considering whether to opt out in order to reduce the impact of market volatility on its regulatory capital levels.

        The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 day past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

        Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

        The final rule becomes effective for Oconee Federal Savings and Loan Association and Oconee Federal Financial Corp. on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.

        We have conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2013. We have determined that we meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.

        Loans-to-One Borrower.    Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2013, Oconee Federal Savings and Loan Association's largest lending relationship with a single or related group of borrowers totaled $3.2 million, which represented 4.14% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.

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

        A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners' Loan Act. In addition, the Dodd-Frank Act made non-compliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2013, Oconee Federal Savings and Loan Association maintained approximately 94.54% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

        Capital Distributions.    Federal regulations govern capital distributions by a federal savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association's capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

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

        In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution, the institution would fail to meet any regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Oconee Federal Savings and Loan Association's ability to pay dividends will be limited if Oconee Federal Savings and Loan Association does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Oconee Federal Financial Corp. to pay dividends to its stockholders. See "—New Capital Rule."

        Liquidity.    A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater. At June 30, 2013, this ratio was 13.0%.

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

        Transactions with Related Parties.    A federal savings and loan association's authority to engage in transactions with its "affiliates" is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. The term "affiliate" for these purposes generally means any company that controls, is controlled by, or is under common control with an insured depository institution such as Oconee Federal Savings and Loan Association. Oconee Federal Financial Corp. and Oconee Federal, MHC are affiliates of Oconee Federal Savings and Loan Association. In general, transactions with affiliates must be on terms that are as favorable to the savings and loan association as comparable transactions with non-affiliates and are subject to certain quantitative limits and collateral requirements. In addition, savings and loan associations are prohibited from lending to any affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Transactions with affiliates also must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings and loan associations are required to maintain detailed records of all transactions with affiliates.

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

        Enforcement.    The OCC has primary enforcement responsibility over federal savings and loan associations, including the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If the regulator does not take action, the FDIC has authority to take action under specified circumstances.

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

        At June 30, 2013, Oconee Federal Savings and Loan Association met the criteria for being considered "well-capitalized."

        In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. The OCC's prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, Oconee Federal Savings and Loan Association would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). Oconee Federal Savings and Loan Association has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2013. We have determined that Oconee Federal Savings and Loan Association is well-capitalized under these new standards, as if these new requirements had been in effect on that date. See "—New Capital Rule."

        Insurance of Deposit Accounts.    Deposit accounts in Oconee Federal Savings and Loan Association are insured by the FDIC's Deposit Insurance Fund, generally up to a maximum of $250 thousand per separately insured depositor and up to a maximum of $250 thousand for self-directed retirement accounts. The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.

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

        In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution's average consolidated total assets minus average tangible equity instead of total deposits. The proposed rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

        The FDIC has the authority to increase insurance assessments. A material increase would likely have an adverse effect on the operating expenses and results of operations of Oconee Federal Savings and Loan Association. Management cannot predict what insurance assessment rates will be in the future.

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2013, the annualized FICO assessment rate equaled 0.64 basis points of total assets less tier 1 capital. The bonds issued by the FICO are due to mature in 2017 through 2019.

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

        Federal Home Loan Bank System.    Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2013, Oconee Federal Savings and Loan Association was in compliance with this requirement.

Federal Reserve System

        Federal Reserve Board regulations require savings and loan associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2013, Oconee Federal Savings and Loan Association was in compliance.

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

  •
  Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

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

    In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting "ability to repay" and "qualified mortgage" standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Oconee Federal Savings and Loan Association is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

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

Holding Company Regulation

        General.    Oconee Federal, MHC and Oconee Federal Financial Corp. are non-diversified savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, Oconee Federal, MHC and Oconee Federal Financial Corp. are registered savings and loan holding companies and are subject to regulations, examinations, supervision and reporting requirements. In addition, holding company regulators have enforcement authority over Oconee Federal Financial Corp. and Oconee Federal, MHC, and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Oconee Federal Savings and Loan Association.

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

        Waivers of Dividends by Oconee Federal, MHC.    Oconee Federal Financial Corp. may pay dividends on its common stock to public shareholders. If it does, it is also required to pay dividends to Oconee

Federal, MHC, unless Oconee Federal, MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, Oconee Federal, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Oconee Federal Financial Corp. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company's members have approved the waiver of dividends by the mutual holding company within the previous six months. To date, the Federal Reserve Board has not generally permitted dividend waivers by mutual holding companies and there can be no assurance that a dividend waiver request would be approved by the Federal Reserve Board. In addition, any dividends waived by Oconee Federal, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

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

        Capital.    Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, Oconee Federal Financial Corp. and Oconee Federal, MHC are subject to regulatory capital requirements that generally are the same as the new capital requirements for Oconee Federal Savings and Loan Association. These new capital requirements include provisions that might limit the ability of Oconee Federal Financial Corp. to pay dividends to its stockholders or repurchase its shares. See "—Federal Banking Regulation—New Capital Rule." Oconee Federal Financial Corp. has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2013, and has determined that it will meet all of these new requirements, including the full 2.5% capital conservation buffer, and will remain well-capitalized, as if these new requirements had been in effect on that date.

        Source of Strength.    The Dodd-Frank Act extended the "source of strength" doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings associations by providing capital, liquidity and other support in times of financial stress.

        Dividends.    The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate or earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Oconee Federal Financial Corp. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

        Acquisition.    Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect "control" of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company's outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company's outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        As of June 30, 2013, the net book value of our properties was $2.9 million. The following is a list of our offices:

Location		Year Acquired or Leased	Square Footage	Net Book Value of Real Property
		(Dollars in thousands)
Main Office:
115 E. North 2nd St.	Owned	1966	7,000	$999
Seneca, South Carolina
Main Office Annex:
201 E. North 2nd St.	Owned	1996	7,500	658
Seneca, South Carolina
Branch Offices:
813 123 By-Pass	Owned	1985	5,250	517
Seneca, South Carolina
204 W. North Broad St.	Owned	1973	3,100	424
Walhalla, South Carolina
111 W. Windsor St.	Owned	1972	3,200	308
Westminster, South Carolina

				$2,906

        We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.    Legal Proceedings

        We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Periodically, there have been claims involving Oconee Federal Savings and Loan Association, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incidental to our business.

        At June 30, 2013, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market.    Our common stock is listed on the Nasdaq Capital Market under the symbol "OFED." The approximate number of holders of record of our common stock as of September 10, 2013 was 343. Certain shares of our common stock are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

        The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the Nasdaq Capital Market and the cash dividends declared per common share, for the periods shown. Our common stock was not listed on the Nasdaq Capital Market until the completion of our mutual-to-stock conversion in January, 2011.

	High	Low	Dividends
Quarter ended June 30, 2013	$15.78	$13.73	$0.10
Quarter ended March 31, 2013	$16.49	$14.42	$0.10
Quarter ended December 31, 2012	$18.30	$14.36	$0.10
Quarter ended September 30, 2012	$15.70	$12.28	$0.10
Quarter ended June 30, 2012	$13.00	$11.58	$0.10
Quarter ended March 31, 2012	$12.05	$11.50	$0.10
Quarter ended December 31, 2011	$12.00	$10.95	$0.10
Quarter ended September 30, 2011	$12.07	$10.90	$—

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

        Dividend payments by Oconee Federal Financial Corp. are dependent primarily on dividends it receives from Oconee Federal Savings and Loan Association, because Oconee Federal Financial Corp. will have no source of income other than dividends from Oconee Federal Savings and Loan Association, earnings from the investments by Oconee Federal Financial Corp. and interest payments with respect to our loan to the Employee Stock Ownership Plan. Oconee Federal Savings and Loan Association is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. In addition, a newly adopted capital rule limits capital distributions and certain discretionary bonus payments if a banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fill implemented at 2.5% on January 1, 2019. For information concerning additional federal laws and regulations regarding the ability of Oconee Federal Savings and Loan Association to make capital distributions, including the payment of dividends to Oconee Federal Financial Corp., see "Supervision and Regulation—Federal Banking Regulation" and "—Holding Company Regulation."

        When Oconee Federal Financial Corp. pays dividends on its common stock to public shareholders, it will also be required to pay dividends to Oconee Federal, MHC, unless Oconee Federal, MHC elects to, and is permitted to, waive the receipt of dividends. To date, the Federal Reserve Board generally has not permitted dividend waivers by mutual holding companies and there can be no assurance that a dividend waiver request would be approved by the Federal Reserve Board.

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

        Equity Compensation Plans.    At June 30, 2013, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan.

        Issuer Repurchases.    The following table sets forth information in connection with repurchases of the Company's common stock for the period January 1, 2013 through June 30, 2013. On February 28, 2013, the Board of Directors authorized the repurchase of 175,000 shares of the Company's common stock. The repurchase authorization had no expiration date. In connection with this repurchase authorization, the Board of Directors terminated a previous authorization to purchase up to $1.0 million of shares of the Company's common stock, pursuant to which the Company had repurchased 64,350 shares of its common stock. On March 15, 2013, the Board of Directors authorized the repurchase of up to 175,000 shares of the Company's common stock. The repurchase authorization had no expiration date. In connection with this repurchase authorization, the Board of Directors terminated the February 28, 2013 authorization, pursuant to which the Company had purchased a total of 175,000 shares of its common stock. On June 19, 2013, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company's common stock. The repurchase authorization has no expiration date. In connection with this repurchase authorization, the Board of Directors terminated the March 15, 2013 authorization, pursuant to which the Company had purchased a total of 137,700 shares of its common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
April 1 - April 30, 2013	50,000	15.57	50,000	(1)	175,000	(3)
May 1 - May 31, 2013	87,700	15.55	87,700	(1)	175,000	(3)
June 1 - June 30, 2013	10,100	15.24	10,100	(2)	150,000	(3)

Total	147,800	$15.56	147,800

(1)
All 137,700 shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on March 15, 2013 and terminated on June 19, 2013.

(2)
All 10,100 shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on June 19, 2013.

(3)
Represents the maximum number of shares available for repurchase under the June 19, 2013 plan at June 30, 2013.

        Sales of Unregistered Securities.    During the year ended June 30, 2013, we did not offer or sell any unregistered securities.

ITEM 6.    Selected Financial Data

	At or For the Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Financial condition data:
Total assets	$370,095	$377,753	$374,277	$333,546	$311,584
Investment securities	96,024	73,273	39,666	12,150	13,175
Loans receivable, net	221,163	249,832	264,913	264,328	245,969
Deposits	292,422	293,368	292,469	272,606	252,750
Total equity(1)	76,162	82,984	80,211	59,661	57,068
Operating data:
Interest and dividend income	$13,992	$15,269	$15,242	$15,084	$15,473
Interest expense	2,174	3,202	4,947	5,980	7,605

Net interest income	11,818	12,067	10,295	9,104	7,868
Provision for loan losses	260	270	135	758	(27)

Non-interest income	410	412	98	237	90
Non-interest expenses	5,496	5,624	6,593	4,583	4,240
Income before income taxes	6,472	6,585	3,665	4,000	3,745

Income taxes	2,432	2,572	1,366	1,407	1,429

Net income	$4,040	$4,013	$2,299	$2,593	$2,316

(1)
Total equity prior to June 30, 2011 consisted of retained earnings and accumulated other comprehensive income for Oconee Federal Savings and Loan Association's investment in FHLMC common stock, which is classified as available-for-sale.

	For the years ended June 30,
	2013	2012	2011	2010	2009
Performance ratios:
Return on average assets	1.08%	1.07%	0.63%	0.80%	0.76%
Return on average equity	5.00	4.89	3.11	4.43	4.13
Interest rate spread(1)	3.10	3.26	2.61	2.53	2.13
Net interest margin(2)	3.25	3.31	2.94	2.91	2.65
Noninterest expense to average assets	1.46	1.49	1.82	1.42	1.38
Efficiency ratio(3)	45.44	45.07	63.49	48.98	53.08
Average interest-earning assets to average interest-bearing liabilities	1.26X	1.27X	1.23X	1.20X	1.21X
End of year equity to average assets	20.30%	22.05%	22.13%	18.45%	18.64%
Average equity to average assets	21.54	21.79	20.37	18.11	18.32
Capital ratios:
Total capital to risk weighted assets	44.29%	45.25%	37.19%	38.20%	39.20%
Tier I capital to risk weighted assets	43.83	44.74	36.81	37.64	39.02
Tier I capital to average assets	19.62	19.94	18.88	17.86	18.32
Asset quality ratios:
Allowance for loan losses as a percentage of total loans	0.34%	0.34%	0.28%	0.33%	0.10%
Allowance for loan losses as a percentage of nonperforming loans	37.81	37.23	47.80	22.32	13.24
Allowance for loan losses as a percentage of nonperforming assets	24.76	27.15	19.60	18.78	12.59
Net charge-offs to average outstanding loans during the period	0.16	0.06	0.10	0.05	0.02
Non-performing loans as a percentage of total loans	0.89	0.91	0.59	1.49	0.79
Non-performing assets as a percentage of total assets	0.82	0.84	1.02	1.42	0.66
Non-performing assets as a percentage of loans and real estate owned	1.35	1.25	1.42	1.77	0.83
Other:
Number of full-service branch offices	4	4	4	4	4

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans and, to a much lesser extent, non-residential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities and mortgage-backed securities. Our revenues are derived principally from the interest on loans and securities and loan fees and service charges. Our primary sources of funds are deposits and principal and interest payments on loans and securities. At June 30, 2013, we had total assets of $370.1 million, total deposits of $292.4 million and total equity of $76.2 million.

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

Business Strategy

        We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

  •
  Continue to Focus on Residential Lending.  We have been and will continue to be primarily a one-to four-family residential mortgage lender for borrowers in our market area. As of June 30, 2013, $204.4 million, or 91.6%, of our total loan portfolio consisted of one- to four-family residential mortgage loans (including home equity loans). In the future, we may gradually increase our residential construction and home equity loan portfolios.

  •
  Maintain a Modest Portfolio of Non-residential Mortgage Loans.  We have historically maintained a small portfolio of non-residential mortgage loans, primarily loans to churches located in our market area. As of June 30, 2013, $8.5 million, or 3.8%, of our total loan portfolio, were non-residential mortgages or non-residential construction and land loans, of which $8.4 million were loans to churches. We believe that loans to churches enhance our presence in the community and help expand our financial services business as congregation members become familiar with us.

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

  •
  Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our non-performing assets and troubled debt restructurings totaled $3.0 million, or 0.82% of total assets at June 30, 2013. Our total nonperforming loans to total loans ratio was 0.89% at June 30, 2013. Total loan delinquencies, 30 days or more past due, as of June 30, 2013, were $10.1 million, or 4.5% of total loans.

Comparison of Financial Condition at June 30, 2013 and June 30, 2012

        Our total assets decreased $7.7 million, or 2.0%, to $370.1 million at June 30, 2013 from $377.8 million at June 30, 2012. The decrease in total assets of $7.7 million was largely due to the repurchase of $7.8 million of shares of common stock during the year ended June 30, 2013 coupled with a decrease in our total deposits of $946 thousand. These decreases and the purchase of $8.0 million of bank owned life insurance during the year resulted in a decrease of total cash and cash equivalents of $9.7 million at June 30, 2013. Total net loans decreased $28.7 million, or 11.5%, to $221.2 million at June 30, 2013, offset partially by an increase in securities available-for-sale of $23.4 million, or 36.3%, to $88.0 million at June 30, 2013 from $64.5 million at June 30, 2012 as we continued to redeploy funds from loan repayments to purchase high-quality investments primarily bonds issued by government sponsored enterprises. Loans continued to decrease due to lower demand for our loan products and increased competition from other lenders in our market area offering lower fixed rate mortgage products during this period of very low mortgage rates.

        Deposits decreased modestly by $946 thousand, or 0.32%, to $292.4 million at June 30, 2013 from $293.4 million at June 30, 2012. The decrease in deposits reflected a decrease in certificates of deposit of $7.8 million, or 3.5%, offset partially by an increase in NOW, money market and regular savings accounts of $6.9 million, or 10.2%. The declining interest rate environment has slowed overall deposit growth, particularly in certificates of deposit, which historically have yielded higher rates. We generally do not accept brokered deposits, and no brokered deposits were accepted during the 12 months ended June 30, 2013.

        We had no advances from the Federal Home Loan Bank of Atlanta as of June 30, 2013 and 2012. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets, or approximately $41.1 million at June 30, 2013.

        Total equity decreased $6.8 million, or 8.2%, to $76.2 million at June 30, 2013, compared with $83.0 million at June 30, 2012. The decrease resulted from the repurchase of $7.8 million of shares of our common stock during the year ended June 30, 2013, payment of dividends of $2.4 million, and a change in accumulated other comprehensive income of $1.2 million, which was offset partially by net income of $4.0 million.

Comparison of Operating Results for the Years Ended June 30, 2013 and June 30, 2012

        General.    Net income remained relatively the same at $4.0 million for the years ended June 30, 2013 and 2012. Net interest income before the provision for loan losses decreased $249 thousand, or, 2.1%, to $11.8 million for the year ended June 30, 2013 from $12.1 million for the year ended June 30, 2012. Noninterest income remained relatively unchanged at $410 thousand for the year ended June 30, 2013 as compared with $412 thousand for the year ended June 30, 2012. Total noninterest expenses decreased $128 thousand, or 2.3%, to $5.5 million for the year ended June 30, 2013 from $5.6 million at June 30, 2012.

        Interest Income.    Interest income decreased $1.3 million, or 8.4%, to $14.0 million for the year ended June 30, 2013 from $15.3 million for the year ended June 30, 2012. The decrease was the result of both a decrease in the average yield on earnings assets to 3.85% for the year ended June 30, 2013 from 4.18% for the year ended June 30, 2012, and a decrease in the average balances of interest earning assets to $363.9 million from $364.9 million for the same periods. The decline in the average balances of interest earning assets is primarily a reflection of the decline in average loans due to the decline in demand in our market area.

        Interest income on loans decreased $1.5 million, or 10.6%, to $12.7 million for the year ended June 30, 2013 from $14.3 million for the year ended June 30, 2012, reflecting shrinking loan demand. The average balance of loans decreased $23.7 million, or 9.1% to $235.6 million for the year ended June 30, 2013 from $259.2 million for the year ended June 30, 2012. The yield on loans declined by 9 basis points to 5.41% for the year ended June 30, 2013 from 5.50% for the year ended June 30, 2012. Interest income on investment securities increased $291 thousand, or 33.1%, to $1.2 million for the year ended June 30, 2013 from $879 thousand for the year ended June 30, 2012, reflecting an increase of $28.0 million, or 50.7%, in the average balances of securities to $83.3 million from $55.3 million for the years ended June 30, 2013 and 2012, respectively, which offset the 19 basis-point decrease in the yield on such securities to 1.40% at June 30, 2013 from 1.59% at June 30, 2012.

        Interest Expense.    Interest expense decreased $1.0 million, or 32.1%, to $2.2 million for the year ended June 30, 2013 from $3.2 million for the year ended June 30, 2012. The decrease reflected a 36 basis point decrease in the average rate paid on deposits in fiscal year 2013 to 0.75% from 1.11% in fiscal year 2012, which more than offset the slight increase in the average balance of such deposits.

        Interest expense on certificates of deposit decreased $989 thousand, or 32.3%, to $2.1 million for the year ended June 30, 2013 from $3.1 million for the year ended June 30, 2012. The decrease in interest expense on certificates of deposit reflected a decrease of $4.8 million, or 2.1%, in the average balance of certificates of deposit to $222.8 million for the year ended June 30, 2013 from $227.6 million for the year ended June 30, 2012 and a decrease of 41 basis points in the average cost on certificates of deposit to 0.93% from 1.34% for the same periods ended. Interest expense on money market deposits, NOW and demand deposits, and regular savings and other deposits decreased by $39 thousand to $104 thousand for the year ended June 30, 2013 from $143 thousand for the year ended June 30, 2012. The decrease was due to the decrease of 8 basis points in the yield on such deposits to 0.16% for the year ended June 30, 2013 from 0.24% for the year ended June 30, 2012. The decrease in yields more than offset the increase in the average balance of these deposits by $5.6 million, or 9.4%, to $65.3 million for the year ended June 30, 2013 from $59.7 million for the year ended June 30, 2012.

        Net Interest Income.    Net interest income decreased $249 thousand, or 2.1%, to $11.8 million for the year ended June 30, 2013 from $12.1 million for the year ended June 30, 2012. The decrease of 6 basis points reflected the decrease in our net interest margin to 3.25% for the year ended June 30, 2013 from 3.31% at June 30, 2012. The decrease in net interest margin more than offset the 2 basis-point increase in our interest rate spread to 3.10% from 3.07%. Our ratio of average interest-earning assets to average interest bearing liabilities decreased to 1.26X for the year ended June 30, 2013 from 1.27X for the year ended 2012.

        Provision for Loan Losses.    We recorded a provision for loan losses of $260 thousand for the year ended June 30, 2013, compared with a provision for loan losses of $270 thousand for the year ended June 30, 2012. The slight decrease in the provision for loan losses reflected a decrease in our total impaired loans to $2.0 million at June 30, 2013 from $2.5 million at June 30, 2012 and a decrease in our total loan portfolio. Impaired loans consist of all of our nonperforming loans and any other loans evidencing credit deterioration such that the likelihood of not receiving all contractual principal and interest payments is probable. The amount of impairment or specific portion of our allowance on impaired loans at June 30, 2013 was $27 thousand as compared with $101 thousand at June 30, 2012. The decrease in the amount of impaired loans and related impairment coupled with the decline in the balance of our loan portfolio of $29.1 million for the year ended June 30, 2013 resulted in a smaller provision for loan losses. The allowance for loan losses was $751 thousand, or 0.34% of total loans, at June 30, 2013, compared with $857 thousand, or 0.34%, of total loans, at June 30, 2012. Real estate owned was $1.0 million at June 30, 2013, compared with $854 thousand at June 30, 2012, an increase of $193 thousand. Although there was a slight increase in total real estate owned at June 30, 2013, total real estate owned is made up of only 5 single family residences.

        We used the same methodology in assessing the allowances for both periods ended. Our allowance at June 30, 2013 reflects both a general valuation component of $724 thousand and a specific component of $27 thousand for loans determined to be impaired based upon an analysis of certain individual loans determined to be impaired. In comparison, our allowance at June 30, 2012 consisted of a general valuation component of $756 thousand and a specific component of $101 thousand. The decrease in both the general valuation component and the specific component at June 30, 2013 is both a result in improvements in our loan credit quality and a decline in the balance of our outstanding loans. Individually impaired loans were evaluated using the estimated fair value of the underlying real estate collateral. We did not record a specific allowance for loans where the fair value of the collateral was in excess of the outstanding principal of the loan. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2013 and 2012.

        Noninterest Income.    Noninterest income remained relatively the same for both years ended June 30, 2013 and 2012 at $410 thousand and $412 thousand, respectively. The increase of $49 thousand in income on bank owned life insurance is related to the purchase of $8.0 million of new bank owned life insurance in late April of 2013. The increase in bank owned life insurance income was offset partially by decreases in gains of sales of real estate owned and gains on sales of securities of $66 thousand and $52 thousand, respectively, for the year ended June 30, 2013. Other noninterest income of $65 thousand is primarily composed of $64 thousand of gain recognized on foreclosure of certain loans whereby the estimated fair value of the real estate collateral exceeded the carrying value of the foreclosed loans.

        Noninterest Expense.    Noninterest expense decreased $128 thousand, or 2.3%, to $5.5 million for the year ended June 30, 2013 from $5.6 million for the year ended June 30, 2012. The decrease in noninterest expenses was primarily related to a decrease in the provision for real estate owned and related expenses of $452 thousand, or 76.1%, to $142 thousand for the year ended June 30, 2013 from $594 thousand and to a lesser extent by decreases in data processing expenses of $45 thousand and FDIC deposit insurance expense of $46 thousand. These decreases more than offset the increase in salaries and employee benefits of $469 thousand. Approximately $217 thousand of the increase in salaries and employee benefits is related to the increase in ESOP expense and expense associated with our equity incentive plans. ESOP expense increased $47 thousand, or 21.7%, to $264 thousand for the year ended June 30, 2013 from $217 thousand for the year ended June 30, 2012, which was primarily a result of increases in our stock prices during the year ended 2013 used in determining compensation expense for ESOP shares earned. Stock based compensation expense for the year ended June 30, 2013 was $227 thousand compared with $57 thousand for the year ended June 30, 2012. The reason was due to the fact that we did not recognize a full year's expense related to our equity incentive plans during the year ended June 30, 2012 because the initial grant of options and awards under the equity incentive plans occurred in the third quarter of that fiscal year and expenses associated with options and awards are recognized ratably over the vesting period. The remaining portion of the increase is related to the addition of a new banking officer to serve as the Company's controller and pay increases of approximately 5% for each employee.

        Income Tax Expense.    The provision for income taxes was $2.4 million for year ended June 30, 2013 compared with $2.6 million at June 30, 2012. Our effective tax rates for the years ended June 30, 2013 and 2012 were and , respectively. The decrease in our effective tax rates is primarily related to the increase income from bank owned life insurance, which is not taxable for income tax purposes.

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

	For the Year Ended June 30,
	2013			2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$235,594	$12,749	5.41%	$259,245	$14,264	5.50%	$265,752	$14,686	5.53%
Investment securities	83,342	1,170	1.40	55,296	879	1.59	15,914	474	2.98
Other interest-earning assets	44,954	73	0.16	50,364	126	0.25	68,860	82	0.12

Total interest-earning assets	363,890	13,992	3.85	364,905	15,269	4.18	350,526	15,242	4.35
Noninterest-earning assets	11,268			11,881			11,921

Total assets	$375,158			$376,786			$362,447

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$17,584	$12	0.07%	$14,475	$16	0.11%	$11,273	$37	0.33%
Money market deposits	11,859	25	0.21	10,847	27	0.25	9,448	49	0.52
Regular savings and other deposits	35,849	67	0.19	34,384	100	0.29	34,265	210	0.61
Certificates of deposit	222,806	2,070	0.93	227,572	3,059	1.34	229,634	4,651	2.03

Total interest-bearing deposits	288,098	2,174	0.75	287,278	3,202	1.11	284,620	4,947	1.74
Total interest-bearing liabilities	288,098	2,174	0.75	287,278	3,202	1.11	284,620	4,947	1.74
Noninterest bearing deposits	4,194			5,050			2,015

Other noninterest-bearing
liabilities	2,059			2,003			1,980

Total liabilities	294,351			294,331			288,615
Equity	80,807			82,455			73,832

Total liabilities and equity	$375,158			$376,786			$362,447

Net interest income		$11,818			$12,067			$10,295

Interest rate spread			3.10%			3.07%			2.61%

Net interest margin			3.25%			3.31%			2.94%

Average interest-earning assets to average interest-bearing liabilities	1.26X			1.27X			1.23X

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

Year Ended 2013 Compared to 2012	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$(1,283)	$(232)	(1,515)
Investment securities	378	(87)	291
Other interest-earning assets	(12)	(41)	(53)

Total	(917)	(360)	(1,277)

Interest expense:
Deposits	9	(1,037)	(1,028)

Total	9	(1,037)	(1,028)

Increase (decrease) in net interest income	$(926)	$677	$(249)

Year Ended 2012 Compared to 2011	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$(513)	$91	(422)
Investment securities	499	(94)	405
Other interest-earning assets	(14)	58	44

Total	(28)	55	27

Interest expense:
Deposits	47	(1,792)	(1,745)

Total	47	(1,792)	(1,745)

Increase (decrease) in net interest income	$(75)	$1,847	$1,772

Management of Market Risk

        Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Our board of directors is responsible for the review and oversight of our asset/liability strategies. The Asset/Liability Committee of our board of directors meets monthly and is charged with developing an asset/liability management plan. Our board of directors has established an Asset/Liability Management Committee, consisting of senior management, which meets daily to review pricing and liquidity needs and to assess our interest rate risk. This committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by our board of directors.

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

        An important measure of interest rate risk is the amount by which the net present value of ("NPV") an institution's cash flow from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have prepared an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2013 in the event of designated changes in the United States treasury yield curve. At June 30, 2013, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage Total of Market Value of Assets
	(Dollars in thousands)
Up 300 basis points	$55,654	$(24,767)	(30.80)%	(6.54)%
Up 200 basis points	64,534	(15,887)	(19.75)	(4.20)
Up 100 basis points	73,232	(7,189)	(8.94)	(1.90)
Base	80,421	—	—	—
Down 100 basis points	85,981	5,560	6.91	1.47

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

        Our cash flows are derived from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $6.2 million for the year ended June 30, 2013 and $5.1 million for the year ended June 30, 2012. Net cash flows provided by operating activities consisted primarily of our net income. Net cash flows used in investing activities were $4.7 million for the year ended June 30, 2013 and $17.1 million for the year ended June 30, 2012. Net cash flows used in investing activities consisted primarily of purchases of investment securities, offset by proceeds from maturities and paydowns on investment securities, and net loan repayments. Net cash flows used in financing activities were $11.1 million for the year ended June 30, 2013 and $1.3 million for the year ended June 30, 2012. Net cash flows used in financing activities consisted primarily of the payment of dividends and share repurchases of our common stock. The increase of $9.8 million is primarily related to the $7.8 million of share repurchases for the year ended June 30, 2013.

        Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2013 and 2012, cash and short-term investments totaled $37.9 million and $47.6 million, respectively. We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.

        At June 30, 2013 and 2012, we had outstanding commitments to originate loans of $1.1 million and $911 thousand, respectively. We had no unfunded commitments under lines of credit or standby letters of credit at June 30, 2013 and 2012. We anticipate that we will have sufficient funds available to meet our current loan commitments. In recent periods, loan commitments have been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2013 totaled $172.7 million. Management believes based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs. Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At June 30, 2013, we had an available borrowing limit of $41.1 million in advances from the Federal Home Loan Bank of Atlanta.

        We are subject to various regulatory capital requirements "—New Capital Rules, "—Holding Company Regulation—Capital". At June 30, 2013, we were in compliance with all applicable capital requirements. Beginning in 2015, we will be subject to additional capital requirements under capital regulations recently adopted by our regulators. See "Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 12 of the Notes to our Consolidated Financial Statements.

        Common Stock Dividend Policy.    The Company paid a quarterly $0.10 per share dividend on August 23, 2012, November 21, 2012, February 21, 2013, and May 23, 2013 for a total of $2.4 million in dividends paid during the year ended June 30, 2013. On July 25, 2013, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company's common stock payable to stockholders of record as of August 15, 2013, which was paid on August 29, 2013.

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

        For the fiscal year ended June 30, 2013, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Oconee Federal Financial Corp.
Seneca, South Carolina

        We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. and Subsidiary (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Federal Financial Corp. as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP
Greenville, South Carolina
September 26, 2013

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND 2012

(Amounts in thousands, except share and per share data)

	June 30, 2013	June 30, 2012
ASSETS
Cash and due from banks	$1,362	$1,414
Interest-bearing deposits	36,580	46,198

Total cash and cash equivalents	37,942	47,612
Securities held-to-maturity (fair value: June 30, 2013—$8,223 and June 30, 2012—$9,147)	8,039	8,733
Securities available-for-sale	87,985	64,540
Loans, net of allowance for loan losses of $751 and $857	221,163	249,832
Premises and equipment, net	3,047	3,183
Real estate owned, net	1,047	854
Accrued interest receivable
Loans	863	953
Investments	269	230
Restricted equity securities	449	564
Bank owned life insurance	8,450	385
Prepaid FDIC insurance premiums	—	345
Other assets	841	522

Total assets	$370,095	$377,753

LIABILITIES
Deposits
Non-interest bearing	$4,861	$3,394
Interest bearing	287,561	289,974

Total deposits	292,422	293,368

Accrued interest payable and other liabilities	1,511	1,401

Total liabilities	293,933	294,769
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,923,295 and 6,423,645 shares outstanding at June 30, 2013 and June 30, 2012	64	64
Treasury stock, at par 511,799 and 11,449 shares at June 30, 2013 and June 30, 2012	(5)	—
Additional paid in capital	13,413	20,880
Retained earnings	65,315	63,693
Accumulated other comprehensive income (loss)	(559)	599
Unearned ESOP shares	(2,066)	(2,252)

Total shareholders' equity	76,162	82,984

Total liabilities and shareholders' equity	$370,095	$377,753

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Amounts in thousands, except share and per share data)

	June 30, 2013	June 30, 2012
Interest and dividend income:
Loans, including fees	$12,749	$14,264
Securities, taxable	1,170	879
Federal funds sold and other	73	126

Total interest income	13,992	15,269

Interest expense:
Deposits	2,174	3,202

Total interest expense	2,174	3,202

Net interest income	11,818	12,067
Provision for loan losses	260	270

Net interest income after provision for loan losses	11,558	11,797
Noninterest income:
Service charges on deposit accounts	80	78
Income on bank owned life insurance	65	16
Gain on sales of securities	133	185
Gain on sales of real estate owned	65	131
Other	67	2

Total noninterest income	410	412

Noninterest expense:
Salaries and employee benefits	3,368	2,899
Occupancy and equipment	651	659
Data processing	253	298
Professional and supervisory fees	435	442
Office expense	134	145
Advertising	68	66
FDIC deposit insurance	117	163
Charitable contributions	2	2
Provision for real estate owned and related expenses	142	594
Other	326	356

Total noninterest expense	5,496	5,624

Income before income taxes	6,472	6,585
Income tax expense	2,432	2,572

Net income	$4,040	$4,013

Other comprehensive income (loss)
Unrealized (loss) gain on securities available-for-sale	$(1,731)	$939
Tax effect	655	(357)
Reclassification adjustment for gains realized in net income	(133)	(192)
Tax effect	51	73

Total other comprehensive income (loss)	(1,158)	463

Comprehensive income	$2,882	$4,476

Basic net income per share: (Note 2)	$0.67	$0.66
Diluted net income per share: (Note 2)	$0.67	$0.65
Dividends declared per share:	$0.40	$0.30

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Amounts in thousands, except share and per share data)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at June 30, 2011	$63	$—	$20,935	$61,516	$136	$(2,439)	$80,211
Net income	—	—	—	4,013	—	—	4,013
Other comprehensive income	—	—	—	—	463	—	463
Purchase of 11,449 shares of treasury stock(2)	—	—	(141)	—	—	—	(141)
Issuance of 87,094 shares of restricted stock	1	—	(1)				—
Stock-based compensation expense			57				57
Dividends(1)				(1,836)			(1,836)
ESOP shares earned	—	—	30	—	—	187	217

Balance at June 30, 2012	$64	$—	$20,880	$63,693	$599	$(2,252)	$82,984
Net income	—	—	—	4,040	—	—	4,040
Other comprehensive loss	—	—	—	—	(1,158)	—	(1,158)
Purchase of 500,350 shares of treasury stock(2)	—	(5)	(7,772)	—	—	—	(7,777)
Stock-based compensation expense	—	—	227	—	—	—	227
Dividends(3)(4)	—	—	—	(2,418)	—	—	(2,418)
ESOP shares earned(3)	—	—	78	—	—	186	264

Balance at June 30, 2013	$64	$(5)	$13,413	$65,315	$(559)	$(2,066)	$76,162

(1)
Cash dividends during 2012 paid on unallocated ESOP shares were used to reduce the ESOP debt. As a result, additional ESOP shares were released to participants in the plan, resulting in additional compensation expense of $75.

(2)
The weighted average cost of treasury shares purchased during the years ended June 30, 2013 and 2012 was $15.54 and $12.30, respectively. Treasury stock repurchases were accounted for using the par value method.

(3)
Cash dividends of $99 paid on unallocated ESOP shares were used to reduce the ESOP debt. As a result, additional ESOP shares were released to participants in the plan, resulting in additional compensation expense of $97.

(4)
For the year ended June 30, 2013, quarterly cash dividends of $0.10 per share of common stock were declared on July 26, 2012, October 25, 2012, January 24, 2013, and April 25, 2013. For the year ended June 30, 2012, quarterly cash dividends were declared on October 20, 2011, January 19, 2012, and April 19, 2012.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(Amounts in thousands, except share and per share data)

	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities
Net income	$4,040	$4,013
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	260	270
Provision for real estate owned	23	346
Depreciation and amortization, net	1,154	579
Deferred loan fees, net	(325)	(138)
Deferred income tax expense	165	324
Gain on loan foreclosures	(65)	—
Gain on sale of real estate owned	(65)	(131)
Gain on sales of securities	(133)	(185)
Loss from other-than-temporary impairment	—	8
Increase in cash surrender value of bank owned life insurance	(65)	(16)
ESOP compensation expense	264	217
Stock based compensation expense	227	57
Net change in operating assets and liabilities:
Accrued interest receivable	51	(140)
Accrued interest payable	(19)	(32)
Other	697	(22)

Net cash provided by operating activities	6,209	5,150

Cash Flows From Investing Activities
Purchases of premises and equipment	(70)	(153)
Purchases of securities held-to-maturity	(1,992)	(1,992)
Purchases of securities available-for-sale	(45,925)	(53,581)
Proceeds from maturities, paydowns and calls of securities available-for-sale	11,611	6,669
Proceeds from maturities, paydowns and calls of securities held-to-maturity	2,631	2,241
Proceeds from sales of securities available-for-sale	8,245	13,621
Purchases of restricted equity securities	—	(7)
Redemptions of restricted equity securities	115	—
Purchase of bank owned life insurance	(8,000)	—
Proceeds from sale of real estate owned	1,300	1,935
Loan originations and repayments, net	27,347	14,199

Net cash used in investing activities	(4,738)	(17,068)

Cash Flows from Financing Activities
Net change in deposits	(946)	899
Dividends paid	(2,418)	(2,058)
Purchase of treasury stock	(7,777)	(141)

Net cash used in financing activities	(11,141)	(1,300)

Change in cash and cash equivalents	(9,670)	(13,218)
Cash and cash equivalents, beginning of year	47,612	60,830

Cash and cash equivalents, end of period	$37,942	$47,612

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations and Principle of Consolidation:    The consolidated financial statements of Oconee Federal Financial Corp. include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the "Association") (referred to herein as "the Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (69.7%) by Oconee Federal, MHC. These consolidated financial statements do not include the transactions and balances of Oconee Federal, MHC. The Association is a federally chartered stock savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans. Primarily, the Association's business is limited to the Oconee County area of northwestern South Carolina. The following is a description of the significant accounting policies the Company follows in preparing and presenting its consolidated financial statements.

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

As of and for the Years Ended June 30, 2013 and 2012

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

        The allowance consists of specific and general components. The specific component consists of the amount of impairment related to loans that have been evaluated on an individual basis, and the general component consists of the amount of impairment related to loans that have been evaluated on a collective basis. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings ("TDRs").

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

As of and for the Years Ended June 30, 2013 and 2012

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

As of and for the Years Ended June 30, 2013 and 2012

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

As of and for the Years Ended June 30, 2013 and 2012

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

As of and for the Years Ended June 30, 2013 and 2012

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

        Restricted Equity Securities:    Restricted equity securities consist of Federal Home Loan Bank of Atlanta ("FHLB") stock in the amount of $449 and $564 as of June 30, 2013 and 2012, respectively. The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Based on the redemptive provisions of the FHLB, FHLB stock is carried at cost, as a restricted security, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

As of and for the Years Ended June 30, 2013 and 2012

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

        Comprehensive Income:    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists solely of unrealized gains and losses on securities available-for-sale.

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

        Retirement Plans:    Profit sharing plan expense is the amount of the Company's contribution to participants of the plan. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

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

        Reclassifications:    Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. In order to provide a more accurate presentation of the interest bearing cash balances, $11,602 has been reclassified from cash and cash equivalents to interest-bearing deposits at June 30, 2012. This reclassification does not represent a change in accounting principal nor a correction of an error as the gross cash balance has not changed.

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

  New accounting standards:

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g.,the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This ASU is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

        In October 2012, the FASB issued ASU No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, which addresses diversity in practice regarding the subsequent measurement of an indemnification asset in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. The amendments are effective for interim and annual reporting periods beginning on or after December 15, 2012 with early adoption permitted. The adoption of this ASU did not have an impact on the Company's consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements. This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company's financial position. The objective of this update is to support further convergence between U.S. GAAP and International Financial Reporting Standards. In January 2013, the FASB released ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under this update, the FASB limited the scope of ASU 2011-11 to items identified in the implementation guidance which include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting agreement. Both of these updates are effective for annual reporting periods beginning on or after January 1, 2013. The Company does not expect the adoption of this ASU to have an impact on the Company's consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 2—EARNINGS PER SHARE ("EPS")

        Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Years Ended June 30,
	2013	2012
Earnings per share
Net income	$4,040	$4,013
Less: distributed earnings allocated to participating securities	(21)	(24)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(25)	(28)

Net earnings available to common shareholders	$3,994	$3,961

Weighted average common shares outstanding including participating securities	6,251,404	6,367,712
Less: participating securities	(71,095)	(87,092)
Less: average unearned ESOP shares	(215,774)	(234,424)

Weighted average common shares outstanding	5,964,535	6,046,196

Basic earnings per share	$0.67	$0.66

Weighted average shares	5,964,535	6,046,196
Add: dilutive effects of assumed exercises of stock options	30,562	12,485

Average shares and dilutive potential common shares	5,995,097	6,058,681

Diluted earnings per share	$0.67	$0.65

        During the years ended June 30, 2013 and 2012, there were no potential anti-dilutive common shares.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

        Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management's intent. Investment securities at June 30, 2013 and 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Held-to-maturity:
Certificates of deposit	$3,985	$18	$(13)	$3,990
GNMA mortgage-backed securities	4,054	179	—	4,233

Total held-to-maturity	$8,039	$197	$(13)	$8,223

Available-for-sale:
FHLMC common stock	$20	$90	$—	$110
Preferred stock(1)	271	26	—	297
FNMA CMO/REMIC	3,389	—	(108)	3,281
FHLMC CMO/REMIC	1,941	—	(74)	1,867
GNMA CMO/REMIC	6,879	5	(173)	6,711
FNMA mortgage-backed securities	17,562	112	(160)	17,514
FHLMC mortgage-backed securities	17,819	67	(246)	17,640
GNMA mortgage-backed securities	2,619	—	(105)	2,514
U.S. Government agencies	38,387	294	(630)	38,051

Total available-for-sale	$88,887	$594	$(1,496)	$87,985

June 30, 2012
Held-to-maturity:
Certificates of deposit	$1,992	$9	$(1)	$2,000
GNMA mortgage-backed securities	6,741	406	—	7,147

Total held-to-maturity	$8,733	$415	$(1)	$9,147

Available-for-sale:
FHLMC common stock	$20	$—	$—	$20
Preferred stock(1)	272	—	—	272
FNMA mortgage-backed securities	12,825	198	(6)	13,017
FHLMC mortgage-backed securities	18,380	262	(1)	18,641
U.S. Government agencies	32,081	511	(2)	32,590

Total available-for-sale	$63,578	$971	$(9)	$64,540

(1)
Consists of 300 shares of Southern First Bancshares, Inc. cumulative perpetual preferred stock, series T.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

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

        At June 30, 2013, there were fourteen U.S. Government agency securities, four GNMA CMO/REMIC securities, two FNMA CMO/REMIC securities, two FHLMC CMO/REMIC securities, seven FHLMC mortgage-backed securities, six FNMA mortgage-backed securities, two GNMA mortgage-backed securities, and five certificates of deposit securities with unrealized losses at June 30, 2013. None of the unrealized losses for these securities have been recognized into net income for the year ended June 30, 2013 because the issuer's bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date. All of the investments with unrealized losses had been in an unrealized loss position for less than 12 months at June 30, 2013. None of the unrealized losses on investment securities at June 30, 2012 were recognized into income as OTTI losses during 2013. During the year ended June 2012, management did record an OTTI charge on the FHLMC common stock of $8 based on management's evaluation of the length of time the FHLMC common stock had been impaired and the prospects for recoverability. There were no OTTI losses recognized during 2013.

        The amortized cost and fair value of securities available-for-sale and held-to-maturity debt securities at June 30, 2013 and 2012, by contractual maturity, are summarized as follows:

	June 30, 2013		June 30, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Less than one year	$996	$997	$—	$—
Due from one to five years	26,178	26,437	28,071	28,571
Due from five to ten years	11,198	10,800	6,002	6,019
Due after ten years	4,000	3,807	—	—
Mortgage backed securities	54,263	53,760	37,946	38,805

Total	$96,635	$95,801	$72,019	$73,395

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY (Continued)

        Sales of securities available-for-sale during the years ended June 30, 2013 and 2012 securities were as follows:

	June 30, 2013	June 30, 2012
Proceeds	$8,245	$13,621
Gross gains	133	185
Gross losses	—	—

NOTE 4—LOANS

        Loans at June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Real estate loans:
One- to four-family	$204,397	$234,125
Multi-family	258	264
Home equity	292	395
Nonresidential	8,521	9,226
Construction and land	8,735	7,232

Total real estate loans	222,203	251,242
Consumer and other loans	925	987

Total loans	223,128	252,229
Net deferred loan fees	(1,214)	(1,540)
Allowance for loan losses	(751)	(857)

Loans, net	$221,163	$249,832

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

        The following tables present the activity in the allowance for loan losses for the years ended June 30, 2013 and 2012 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2013 and 2012:

	Real estate
June 30, 2013	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$773	$4	$1	$56	$21	$2	$857
Provision	258	—	—	(4)	6	—	260
Charge-offs	(366)	—	—	—	—	—	(366)
Recoveries	—	—	—	—	—	—	—

Ending balance	$665	$4	$1	$52	$27	$2	$751

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$27	$—	$—	$—	$—	$—	$27
Collectively evaluated for impairment	638	4	1	52	27	2	724

Total ending allowance balance	$665	$4	$1	$52	$27	$2	$751

Loans:
Loans individually evaluated for impairment	$1,986	$—	$—	$—	$—	$—	$1,986
Loans collectively evaluated for impairment	202,411	258	292	8,521	8,735	925	221,142

Total ending loans balance	$204,397	$258	$292	$8,521	$8,735	$925	$223,128

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

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

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

        The following table presents loans individually evaluated for impairment by portfolio class at June 30, 2013 and 2012, including the average recorded investment balance and interest earned for the years ended June 30, 2013 and 2012:

	June 30, 2013					June 30, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$1,734	$1,734	$—	$1,202	$27	$670	$670	$—	$1,135	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—

Total real estate loans	1,734	1,734	—	1,202	27	670	670	—	1,135	—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—

Total	$1,734	$1,734	$—	$1,202	$27	$670	$670	$—	$1,135	$—

With recorded allowance:
Real estate loans:
One- to four-family	$252	$252	$27	$1,033	$6	$1,813	$1,813	$101	$1,111	$—
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—

Total real estate loans	252	252	27	1,033	6	1,813	1,813	101	1,111	—

Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$252	$252	$27	$1,033	$6	$1,813	$1,813	$101	$1,111	$—

Totals:
Real estate	$1,986	$1,986	$27	$2,235	$33	$2,483	$2,483	$101	$2,246	$—
Consumer and other loans	—	—	—	—	—	—	—	—	—	—

Total	$1,986	$1,986	$27	$2,235	$33	$2,483	$2,483	$101	$2,246	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

        The following table presents the aging of the recorded investment in past due loans at June 30, 2013 and 2012 by portfolio class of loans:

June 30, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One- to four-family	$5,932	$2,397	$1,726	$10,055	$194,342	$204,397	$493
Multi-family	—	—	—	—	258	258	—
Home equity	30	—	—	30	262	292	—
Nonresidential	—	—	—	—	8,521	8,521	—
Construction and land	—	—	—	—	8,735	8,735	—

Total real estate loans	5,962	2,397	1,726	10,085	212,118	222,203	493
Consumer and other loans	1	—	—	1	924	925	—

Total	$5,963	$2,397	$1,726	$10,086	$213,042	$223,128	$493

June 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One- to four-family	$4,953	$975	$2,302	$8,230	$225,895	$234,125	$145
Multi-family	—	—	—	—	264	264	—
Home equity	—	—	—	—	395	395	—
Nonresidential	—	—	—	—	9,226	9,226	—
Construction and land	163	—	—	163	7,069	7,232	—

Total real estate loans	5,116	975	2,302	8,393	$242,849	251,242	145
Consumer and other loans	—	—	—	—	987	987	—

Total	$5,116	$975	$2,302	$8,393	$243,836	$252,229	$145

        Nonaccrual loans at June 30, 2013 and June 30, 2012 were $1,493 and $2,157, respectively. All of these loans are disclosed by portfolio segment above in the "90 days or more past due" column at June 30, 2013, except one loan in the "30–59 days past due" category with a carrying amount of $73 and one loan in the "60–89 days past due" category with a carrying amount of $187. All nonaccrual loans at June 30, 2012 were disclosed in the 90 days or more past due column. Non-performing loans and loans past due 90 days and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

        There were no TDRs at June 30, 2013 or 2012.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

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

        Loans not meeting the criteria above are graded Pass. These loans are included within groups of homogenous pools of loans based upon portfolio segment and class for estimation of the allowance for loan losses on a collective basis. Loans graded special mention through substandard are individually evaluated for impairment, regardless of size.

	Real estate
	One-to four family		Multi-family		Home Equity		Nonresidential
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Pass	$202,411	$231,642	$258	$264	$292	$395	$8,521	$9,226
Special mention	—	160	—	—	—	—	—	—
Substandard	1,986	2,323	—	—	—	—	—	—

Total	$204,397	$234,125	$258	$264	$292	$395	$8,521	$9,226

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

	Real estate
	Construction and Land		Consumer		Total
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Pass	$8,735	$7,232	$925	$987	$221,142	$249,746
Special mention	—	—	—	—	—	160
Substandard	—	—	—	—	1,986	2,323

Total	$8,735	$7,232	$925	$987	$223,128	$252,229

        Loan risk ratings in the table above were updated for the year ended June 30, 2013 and 2012.

        Loans to principal officers, directors, and their affiliates during the years ended June 30, 2013 and 2012 were as follows:

	June 30, 2013	June 30, 2012
Beginning balance	$812	$831
New loans	—	—
Repayments	(24)	(19)

Ending balance	$788	$812

        Directors and officers of the Company are customers of the institution in the ordinary course of business. Loans to directors and executive officers have terms consistent with those offered to other customers. In the opinion of management, these loans do not involve more than normal risk of collectability nor do they present other unfavorable features.

NOTE 5—PREMISES AND EQUIPMENT

        Premises and equipment at June 30, 2013 and 2012 were as follows:

	June 30, 2013	June 30, 2012
Land	$783	$783
Buildings and improvements	4,568	4,546
Furniture, fixtures and equipment	1,324	1,310

	6,675	6,639
Less: accumulated depreciation	(3,628)	(3,456)

	$3,047	$3,183

        Depreciation expense was $206 and $225 for the years ended June 30, 2013 and 2012, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 6—DEPOSITS

        Presented below are the outstanding balances of deposits by type and their respective rates that were effective on June 30, 2013 and 2012:

	June 30, 2013		June 30, 2012
	Amount	%	Amount	%
Transaction and savings accounts:
NOW accounts (2013—0% to 0.10%; 2012—0% to 0.15%)	$23,410	8.01%	$20,456	6.97%
Money market deposit accounts (2013—0.20%; 2012—0.25%)	12,238	4.19	11,988	4.09
Savings and other (2013—0.15% to 0.20%; 2012—0.20% to 0.25%)	38,823	13.28	35,152	11.97

Total transaction and savings accounts	74,471	25.48	67,596	23.04

Savings certificates:
Less than 1.00%	$164,791	56.35%	$92,714	31.60%
1.00% to 1.99%	49,099	16.79	122,638	41.79
2.00% to 2.99%	4,061	1.38	10,352	3.53
3.00% to 3.99%	—	—	68	0.03
Greater than 4.00%	—	—	—	—

Total savings certificates	217,951	74.52	225,772	76.96

Total	$292,422	100.00%	$293,368	100.00%

Weighted average interest rate on savings certificates	0.79%		1.11%

        At June 30, 2013 and 2012, deposit accounts with balances over $100 totaled approximately $83,862 and $86,948, respectively. Scheduled maturities of certificates of deposit at June 30, 2013 for the next four years are as follows:

June 30, 2013
2014	$172,714
2015	37,338
2016	6,524
2017	1,375

$217,951

        There are no certificates of deposit scheduled to mature after 2017. The Company does not take brokered certificates of deposit.

        Directors and executive officers were customers of and had transactions with the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $2,129 and $2,063 at June 30, 2013 and 2012, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 7—BORROWING ARRANGEMENTS WITH THE FEDERAL HOME LOAN BANK

        The Company has credit available under a loan agreement with the FHLB in the amount of 11% of total assets (as defined), approximately $41,100 of availability at June 30, 2013. As a member of the FHLB, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range in maturities. Borrowings under the FHLB would mostly be secured by single family first mortgage loans. The Company had no advances from the FHLB as of June 30, 2013 and 2012 and recognized no interest expense for the respective years ended.

NOTE 8—INCOME TAXES

        Income tax expense for the years ended June 30, 2013 and 2012 was as follows:

	June 30, 2013	June 30, 2012
Current federal expense	$1,919	$1,910
Current state expense	348	338
Deferred federal expense (benefit)	140	272
Deferred state expense (benefit)	25	52

Total	$2,432	$2,572

        Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Deferred tax assets:
Deferred compensation	$306	$314
Charitable contribution	—	209
Allowance for loan losses	282	209
Securities available-for-sale	345	—
Other	(4)	43

Total deferred tax assets	929	775
Deferred tax liabilities:
FHLB stock dividends	(81)	(81)
Deferred loan fees, net	(265)	(279)
Basis difference in premises and equipment	(43)	(55)
Securities available-for-sale	—	(363)

Total deferred tax liabilities	(389)	(778)

Net deferred tax asset (liability)	$540	$(3)

        Retained earnings as of June 30, 2013 and 2012 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 8—INCOME TAXES (Continued)

are required to be provided. These reserves may be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

        A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) for the years ended June 30, 2013 and 2012 is as follows:

	June 30, 2013		June 30, 2012
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$2,200	34.00%	$2,239	34.00%
Increase (decrease) resulting from:
State income tax expense	247	3.75	340	5.16
Life insurance benefits	(22)	(0.34)	(3)	(0.05)
Other—net	7	0.11	(4)	(0.06)

Total	$2,432	37.52%	$2,572	39.06%

        The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the consolidated statements of income and comprehensive income for the years ended June 30, 2013 and 2012. The Company is subject to U.S. federal income tax as well as income tax of the state of South Carolina. The Company is no longer subject to examination by taxing authorities for years before 2006.

NOTE 9—EMPLOYEE BENEFIT PLANS

        The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed. These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement. The directors vest ratably over periods established in the agreements. Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 8.05% to 6.69% at both June 30, 2013 and 2012, respectively. The total expense incurred under these plans for the years ended June 30, 2013 and 2012 was $46 and $47 , respectively. The recorded liability for these agreements was $808 and $831 at June 30, 2013 and 2012, respectively, and is included in other accrued liabilities in the consolidated balance sheet.

        To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

        The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service. The Company has exercised this option in 2013 and 2012, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2013 and 2012 was $62 and $53 , respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

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

        Participants receive the shares at the end of employment. No contributions were made to the plan during 2013. The expense recognized during 2013 and 2012 was $264 and $217, respectively. Of the amount expensed in 2013 and in 2012, $86 and $75, respectively was related to dividends on unallocated shares used to reduce the principal amount of the ESOP debt resulting in additional compensation expense.

        Shares held by the ESOP at June 30, 2013 and 2012 were as follows:

	June 30, 2013	June 30, 2012
Committed to be released to participants	9,064	8,276
Allocated to participants	33,211	15,585
Unearned	206,567	224,981

Total ESOP shares	248,842	248,842

Fair value of unearned shares	$3,059,257	$2,924,753

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

        The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2013 and 2012 was as follows:

	June 30, 2013		June 30, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$1,056	$—	$911	$—

        Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are for the purpose of financing the purchase, the refinance, or the construction of residential real estate. At June 30, 2013, these commitments have interest rates ranging from 3.95% to

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 11—COMMITMENTS (Continued)

4.25% and maturities ranging from 10 to 30 years. At June 30, 2012, these commitments have interest rates ranging from 3.95% to 7.25% and maturities ranging from 10 to 30 years.

        Financial instruments with off-balance-sheet risk:    The Company has no additional financial instruments with off-balance-sheet risk.

        Leases and service agreements:    The Company leases office equipment under varying lease terms, which are noncancelable. Rent expense was approximately $49 and $50 for the years ended June 30, 2013 and 2012, respectively. Future minimum lease commitments under the non-cancelable operating leases are as follows:

Year	Operating Lease
2014	$48
2015	12
2016	2
2017	—
2018 and thereafter	—

Total	$62

        The Company is obligated under a 7-year service agreement with a third party, which expires on January 31, 2016. The third party provides electronic transaction services related to the deposit and loan cycles for the Company. Transaction processing service expense related to this agreement for the years ended June 30, 2013 and 2012 was $244 and $291, respectively, and is included in data processing expenses on the consolidated statements of income and comprehensive income.

NOTE 12—REGULATORY CAPITAL REQUIREMENTS

        Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2013, the Association met all capital adequacy requirements to which it is subject. Bank holding companies under $500 million in assets are not required to report regulatory capital ratios.

        Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2013 and 2012, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 12—REGULATORY CAPITAL REQUIREMENTS (Continued)

notification that management believes have changed the Association's category. The Association's actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$73,452	44.29%	$13,267	8.00%	$16,584	10.00%
Tier 1 (core) capital to risk weighted assets	72,686	43.83	6,634	4.00	9,950	6.00
Tier 1 (core) capital to tangible assets	72,686	19.62	11,113	3.00	18,522	5.00
Tangible capital to tangible assets	72,686	19.62	5,557	1.50	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$75,231	45.25%	$13,452	8.00%	$16,815	10.00%
Tier 1 (core) capital to risk weighted assets	76,088	44.74	6,726	4.00	10,089	6.00
Tier 1 (core) capital to tangible assets	76,088	19.95	11,308	3.00	18,846	5.00
Tangible capital to tangible assets	76,088	19.96	2,522	1.50	N/A	N/A

        The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes this test is met.

        Dividend Restrictions—The Company's principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2013, the Association could, without prior approval, declare dividends of approximately $3,799 (annualized net income for the calendar year ending 2013).

NOTE 13—FAIR VALUE MEASUREMENTS

        Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

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

        There were no transfers between Level 1 and Level 2 fair value measurements at June 30, 2013 and June 30, 2012.

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

        Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and 2012 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 2)
	June 30, 2013	June 30, 2012
Financial assets:
Securities available-for-sale	$87,985	$64,540

Total financial assets	$87,985	$64,540

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The table below presents assets measured at fair value on a non-recurring basis by level at June 30, 2013 and June 30, 2012:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
Financial assets:
Impaired real estate loans, with specific allocations:
One-to-four-family	—	225	—	1,712
Non-financial assets:
Real estate owned, net:
One- to four-family	—	1,047	—	854

Total non-financial assets	—	1,047	—	854

Total assets measured at fair value on a non-recurring basis	$—	$1,272	$—	$2,566

        The Company's impaired loans, which were measured for impairment using the fair value of collateral, had a carrying amount of $252 and $1,712 at June 30, 2013 and 2012, respectively. The carrying value included a valuation allowance of $27 and $101, respectively. The impact to the provision to loan losses from the change in the valuation allowances was a decrease of $33 and an increase of $79 for the years ended June 30, 2013 and 2012, respectively.

        Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The outstanding balances of real estate owned and their respective valuation allowances at June 30, 2013 and 2012 were $1,047 and $0 and $876 and $22, respectively.

        The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $23 and $291 for the years ended June 30, 2013 and 2012, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2013:

	Level 3 Quantitative Information at June 30, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired real estate loans net, with specific allocations:
One-to four-family	$225	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)
Real estate owned:
One-to four-family	$1,047	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

        The carrying amounts and estimated fair values of the Company's on-balance sheet financial instruments at June 30, 2013 and 2012 are summarized below:

	June 30, 2013
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$87,985	$—	$87,985	$—	$87,985
Securities held-to-maturity	8,039	—	8,223	—	8,223
Loans, net	221,163	—	—	229,745	229,745
Restricted equity securities(1)	449	N/A	N/A	N/A	N/A
Financial liabilities
Deposits	$292,422	$74,471	$218,395	$—	$292,866

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

	June 30, 2012
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$64,540	$—	$64,540	$—	$64,540
Securities held-to-maturity	8,733	—	9,147	—	9,147
Loans, net	249,832	—	—	265,580	265,580
Restricted equity securities(1)	564	N/A	N/A	N/A	N/A
Financial liabilities
Deposits	$293,368	$67,596	$226,721	$—	$294,317

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

NOTE 14—STOCK BASED COMPENSATION

        On April 5, 2012, the shareholders of Oconee Federal Financial Corp. approved the Oconee Federal Financial Corp. 2012 Equity Incentive Plan (the "Plan") for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 435,472 shares of the Company's common stock, with no more than 124,420 of shares as restricted stock awards and no more than 311,052 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

        On April 27, 2012, the compensation committee of the board of directors approved the issuance of 62,208 stock options to purchase Company stock and 24,884 shares of restricted stock to its directors. In addition, a total of 171,078 options and 62,210 shares of restricted stock were granted to officers. Stock options vest ratably over a weighted average of 5.67 years and restricted stock vest ratably over a weighted average of 5.57 years. Stock options expire ten years after issuance. Apart from the vesting

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 14—STOCK BASED COMPENSATION (Continued)

schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

        The following table summarizes stock option activity for the year ended June 30, 2013:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding—July 1, 2012	233,286	$11.58
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding—June 30, 2013	233,286	$11.58	8.83	$753,514

Fully vested and exercisable at June 30, 2013	42,214	$11.58	8.83	$136,351

Expected to vest in future periods	191,072

Fully vested and expected to vest—June 30, 2013	233,286	$11.58	8.83	$753,514

(1)
Based on closing price of $14.81 per share on June 30, 2013.

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

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 14—STOCK BASED COMPENSATION (Continued)

        Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 42,213 options that were earned during the year ended June 30, 2013. Stock-based compensation expense for stock options for the years ended June 30, 2013 and 2012 was $42 and $10, respectively. Total unrecognized compensation cost related to nonvested stock options was $181 at June 30, 2013 and is expected to be recognized over a weighted-average period of 4.5 years.

        The following table summarizes non-vested restricted stock activity for the year ended June 30, 2013:

June 30, 2013
Balance—beginning of year	87,092
Granted	—
Forfeited	—
Vested	(15,997)

Balance—end of period	71,095

        The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company's common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted during the year ended June 30, 2012 was $11.58 per share or $1,009. Stock-based compensation expense for restricted stock included in non-interest expense for the years ended June 30, 2013 and 2012 was $185 and $46, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $777 and is expected to be recognized over 4.40 years.

NOTE 15-SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information for the years ended June 30, 2013 and 2012 is as follows:

	June 30, 2013	June 30, 2012
Cash paid during the period for:
Interest paid	$2,193	$3,234
Income taxes paid	$1,985	$2,435
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$1,387	$968
Unrealized gains (losses) on securities available-for-sale, net	$(1,158)	$463

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 16—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
JUNE 30, 2013 and 2012

	June 30, 2013	June 30, 2012
ASSETS
Cash and cash equivalents	$1,556	$4,535
Securities available-for-sale	297	272
ESOP loan receivable	2,175	2,345
Other	53	40
Investment in banking subsidiary	72,107	75,830

Total assets	$76,188	$83,022

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	26	38
Shareholders' equity	76,162	82,984

Total liabilities and shareholders' equity	$76,188	$83,022

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	June 30, 2013	June 30, 2012
Interest income	$105	$75
Other income	38	—
Other expenses	348	318

Income before tax and undistributed subsidiary income	(205)	(243)

Income tax expense	(69)	—
Equity in subsidiary net income	4,176	4,256

Net income	$4,040	$4,013

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2013 and 2012

(Amounts in thousands, except share and per share data)

NOTE 16—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities
Net income	$4,040	$4,013
Adjustments to reconcile net income to net cash from operating activities:
Change in other assets	(13)	1
Change in other liabilities	(22)	(32)
Gain on sale of available-for-sale securities	(38)	—
Equity in subsidiary net income	(4,176)	(4,256)

Net cash (used in) operating activities	(209)	(274)

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(462)	(272)
Proceeds from sales of securities available-for-sale	500	—
Dividend from subsidiary	7,310	—
Payments received on ESOP loan	77	143

Net cash provided by (used in) investing activities	7,425	(129)

Cash Flows from Financing Activities
Purchases of treasury shares	(7,777)	(141)
Dividends paid	(2,418)	(2,058)

Net cash used in financing activities	(10,195)	(2,199)

Change in cash and cash equivalents	(2,979)	(2,602)
Cash and cash equivalents, beginning of year	4,535	7,137

Cash and cash equivalents, end of period	$1,556	$4,535

NOTE 17—SUBSEQUENT EVENTS

        On July 25, 2013, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company's common stock payable to stockholders of record as of August 15, 2013, which was paid on August 29, 2013.

ITEM 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures.

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

    As of June 30, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon its assessment, management believes that the Company's internal control over financial reporting as of June 30, 2013 is effective using these criteria. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management's report in this annual report.

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

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information contained under the sections captioned "Proposal I—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.    Executive Compensation

        The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  (a)
  Securities Authorized for Issuance Under Stock-Based Compensation Plans.    The following table sets forth information as of June 30, 2013 about Company common stock that may be issued under the Company's equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	233,286	$11.58	77,766

Total	233,286	$11.58	77,766

(1)
These awards were granted pursuant to the Oconee Federal Financial Corp. 2012 Equity Incentive Plan.
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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference to the section captioned "Proposal I—Election of Directors—Board Independence" and "—Transactions with Certain Related Persons" of the Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to the section captioned "Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Proxy Statement.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

3.1	Charter of Oconee Federal Financial Corp.(1)
3.2	Bylaws of Oconee Federal Financial Corp.(2)
4	Form of Common Stock Certificate(1)
10.1	Form of Employee Stock Ownership Plan(1)
10.2	Non-Qualified Salary Continuation Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore(1)
10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr.(1)
10.5	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.6	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and Curtis T. Evatt(1)
10.7	Oconee Federal Savings and Loan Association Endorsement Split Dollar Life Insurance Plan for Curtis T. Evatt and Nancy M. Carter(3)
10.8	Oconee Federal Financial Corp. 2012 Equity Incentive Plan.(4)
21	Subsidiaries of Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and 2012, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012, and (v) the Notes to the Consolidated Financial Statements.(2)

(1)
Incorporated by reference to the Registration Statement on Form S-1 (File no. 333-169419), as initially filed September 16, 2010, and as subsequently amended.

(2)
Incorporated by reference to the current report on Form 8-K (File No. 001-35033), filed on April 26, 2013.

(3)
Incorporated by reference to the current report on Form 8-K (File No. 001-35033), filed on June 28, 2013.

(4)
Incorporated by reference to the proxy statement for the special meeting of stockholders (File No. 001-35033), filed February 23, 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCONEE FEDERAL FINANCIAL CORP.
Date: September 26, 2013	By:	/s/ T. RHETT EVATT T. Rhett Evatt President, Chief Executive Officer and Chairman (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ T. RHETT EVATT T. Rhett Evatt	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 26, 2013
/s/ CURTIS T. EVATT Curtis T. Evatt	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 26, 2013
/s/ HARRY B. MAYS, JR. Harry B. Mays, Jr.	Director	September 26, 2013
/s/ ROBERT N. MCLELLAN, JR. Robert N. McLellan, Jr.	Director	September 26, 2013
/s/ W. MAURICE POORE W. Maurice Poore	Director	September 26, 2013
/s/ CECIL T. SANDIFER, JR. Cecil T. Sandifer, Jr.	Director	September 26, 2013