Form 10-Q
period 2013-09-30
Oconee Federal Financial Corp.
filed 2013-11-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

There were 5,833,395 shares of Common Stock, par value $.01 per share, outstanding as of November 1, 2013.

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1.         FINANCIAL STATEMENTS

	September 30, 2013	June 30, 2013 (*)
	(Unaudited)
ASSETS
Cash and due from banks	$1,594	$1,362
Interest-bearing deposits	27,896	36,580
Total cash and cash equivalents	29,490	37,942
Securities held-to-maturity (fair value: September 30, 2013 - $8,890 and June 30, 2013 - $8,223)	8,726	8,039
Securities available-for-sale	90,891	87,985
Loans, net of allowance for loan losses of $832 and $751	221,858	221,163
Premises and equipment, net	3,015	3,047
Real estate owned, net	857	1,047
Accrued interest receivable
Loans	808	863
Investments	401	269
Restricted equity securities	449	449
Bank owned life insurance	8,526	8,450
Other assets	867	841

Total assets	$365,888	$370,095

LIABILITIES
Deposits
Non-interest bearing	$4,791	$4,861
Interest bearing	283,986	287,561

Total deposits	288,777	292,422

Accrued interest payable and other liabilities	1,920	1,511

Total liabilities	290,697	293,933

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,833,395 and 5,923,295 shares outstanding at September 30, 2013 and June 30, 2013	64	64
Treasury stock, at par 601,699 and 511,799 shares at September 30, 2013 and June 30, 2013	(6)	(5)
Additional paid in capital	12,068	13,413
Retained earnings	65,650	65,315
Accumulated other comprehensive loss	(565)	(559)
Unearned ESOP shares	(2,020)	(2,066)

Total shareholders’ equity	75,191	76,162

Total liabilities and shareholders’ equity	$365,888	$370,095

*Derived from audited consolidated financial statements.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2013	September 30, 2012
Interest and dividend income:
Loans, including fees	$2,852	$3,370
Securities, taxable	371	266
Federal funds sold and other	15	18
Total interest income	3,238	3,654

Interest expense:
Deposits	429	625
Total interest expense	429	625

Net interest income	2,809	3,029

Provision for loan losses	81	141

Net interest income after provision for loan losses	2,728	2,888

Noninterest income:
Service charges on deposit accounts	18	20
Gain (loss) on sales of real estate owned	(14)	57
Other	76	9
Total noninterest income	80	86

Noninterest expense:
Salaries and employee benefits	861	790
Occupancy and equipment	155	177
Data processing	63	59
Professional and supervisory fees	112	79
Office expense	15	23
Advertising	21	19
FDIC deposit insurance	40	27
Provision for real estate owned and related expenses	32	37
Other	77	76
Total noninterest expense	1,376	1,287

Income before income taxes	1,432	1,687
Income tax expense	513	670

Net income	$919	$1,017

Other comprehensive income (loss)
Unrealized (loss) gain on securities available-for-sale	$(9)	$618
Tax effect	3	(235)
Total other comprehensive income (loss)	(6)	383

Comprehensive income	$913	$1,400

Basic net income per share: (Note 2)	$0.16	$0.16
Diluted net income per share: (Note 2)	$0.16	$0.16
Dividends declared per share:	$0.10	$0.10

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at July 1, 2012	$64	$—	$20,880	$63,693	$599	$(2,252)	$82,984
Net income	—	—	—	1,017	—	—	1,017
Other comprehensive income	—	—	—	—	383	—	383
Stock-based compensation expense	—	—	58	—	—	—	58
Dividends	—	—	—	(643)	—	—	(643)
ESOP shares earned	—	—	9	—	—	39	48
Balance at September 30, 2012	$64	$—	$20,947	$64,067	$982	$(2,213)	$83,847

Balance at July 1, 2013	$64	$(5)	$13,413	$65,315	$(559)	$(2,066)	$76,162
Net income	—	—	—	919	—	—	919
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Purchase of 89,900 shares of treasury stock (1)	—	(1)	(1,423)	—	—	—	(1,424)
Stock-based compensation expense	—	—	57	—	—	—	57
Dividends (2)	—	—	—	(584)	—	—	(584)
ESOP shares earned	—	—	21	—	—	46	67
Balance at September 30, 2013	$64	$(6)	$12,068	$65,650	$(565)	$(2,020)	$75,191

(1)         The weighted average cost of treasury shares purchased during the three months ended was $15.85 per share.  Treasury stock repurchases were accounted for using the par value method.

(2)         Cash dividends declared on July 25, 2013 were paid on August 15, 2013.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities
Net income	$919	$1,017
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	81	141
Depreciation and amortization, net	252	276
Deferred loan fees, net	6	70
(Gain) loss on sale of real estate owned	14	(57)
Increase in cash surrender value of bank owned life insurance	(76)	—
ESOP compensation expense	67	48
Stock based compensation expense	57	58
Net change in operating assets and liabilities:
Accrued interest receivable	(77)	(83)
Accrued interest payable	(1)	5
Other	387	689
Net cash provided by operating activities	1,629	2,164

Cash Flows From Investing Activities
Purchases of premises and equipment	(19)	(31)
Purchases of securities held-to-maturity	(1,494)	(498)
Purchases of securities available-for-sale	(5,324)	(8,347)
Proceeds from maturities, paydowns and calls of securities available-for-sale	2,218	2,746
Proceeds from maturities, paydowns and calls of securities held-to-maturity	797	830
Proceeds from sale of real estate owned	176	674
Loan originations and repayments, net	(782)	5,287
Net cash provided by (used in) investing activities	(4,428)	661

Cash Flows from Financing Activities
Net change in deposits	(3,638)	144
Dividends paid	(584)	(643)
Purchase of treasury stock	(1,431)	—
Net cash used in financing activities	(5,653)	(499)

Change in cash and cash equivalents	(8,452)	2,326

Cash and cash equivalents, beginning of year	37,942	47,612

Cash and cash equivalents, end of period	$29,490	$49,938

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)               BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (70.76%) by Oconee Federal, MHC.  These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2013 and June 30, 2013 and the results of operations and cash flows for the interim periods ended September 30, 2013 and 2012. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the year ended June 30, 2013.

(2)               EARNINGS PER SHARE (“EPS”)

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period.  ESOP shares are considered outstanding for this calculation unless unearned.  The factors used in the earnings per common share computation follow:

	Three Months Ended
	September 30, 2013	September 30, 2012
Earnings per share
Net income	$919	$1,017
Less: distributed earnings allocated to participating securities	(7)	(8)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(4)	(5)
Net earnings available to common shareholders	$908	$1,004

Weighted average common shares outstanding including participating securities	5,850,522	6,423,645
Less: participating securities	(71,095)	(87,092)
Less: average unearned ESOP shares	(204,302)	(222,912)
Weighted average common shares outstanding	5,575,125	6,113,641

Basic earnings per share	$0.16	$0.16

Weighted average common shares outstanding	5,575,125	6,113,641
Add: dilutive effects of assumed exercises of stock options	47,856	7,522
Average shares and dilutive potential common shares	5,622,981	6,121,163

Diluted earnings per share	$0.16	$0.16

During the three months ended September 30, 2013 and 2012, there were no potential anti-dilutive common shares.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(3)                                 SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at September 30, 2013 and June 30, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013
Held-to-maturity:
Certificates of deposit	$5,229	$16	$(22)	$5,223
GNMA mortgage-backed securities	3,497	170	—	3,667
Total held-to-maturity	$8,726	$186	$(22)	$8,890

Available-for-sale:
FHLMC common stock	$20	$82	$—	$102
Preferred stock (1)	271	26	—	297
FNMA CMO/REMIC	3,303	—	(101)	3,202
FHLMC CMO/REMIC	1,892	—	(62)	1,830
GNMA CMO/REMIC	6,602	—	(316)	6,286
FNMA mortgage-backed securities	18,625	197	(163)	18,659
FHLMC mortgage-backed securities	18,189	120	(241)	18,068
GNMA mortgage-backed securities	3,559	—	(98)	3,461
U.S. Government agencies	39,341	338	(693)	38,986
Total available-for-sale	$91,802	$763	$(1,674)	$90,891

June 30, 2013
Held-to-maturity:
Certificates of deposit	$3,985	$18	$(13)	$3,990
GNMA mortgage-backed securities	4,054	179	—	4,233
Total held-to-maturity	$8,039	$197	$(13)	$8,223

Available-for-sale:
FHLMC common stock	$20	$90	$—	$110
Preferred stock (1)	271	26	—	297
FNMA CMO/REMIC	3,389	—	(108)	3,281
FHLMC CMO/REMIC	1,941	—	(74)	1,867
GNMA CMO/REMIC	6,879	5	(173)	6,711
FNMA mortgage-backed securities	17,562	112	(160)	17,514
FHLMC mortgage-backed securities	17,819	67	(246)	17,640
GNMA mortgage-backed securities	2,619	—	(105)	2,514
U.S. Government agencies	38,387	294	(630)	38,051
Total available-for-sale	$88,887	$594	$(1,496)	$87,985

(1)  Consists of 300 shares of Southern First Bancshares, Inc. cumulative perpetual preferred stock, series T.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table shows securities with unrealized losses at September 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2013
Available for Sale:
FNMA CMO/REMIC	$3,202	$(101)	$—	$—	$3,202	$(101)
FHLMC CMO/REMIC	—	—	1,830	(62)	1,830	(62)
GNMA CMO/REMIC	6,286	(316)	—	—	6,286	(316)
FNMA mortgage-backed securities	18,659	(163)	—	—	18,659	(163)
FHLMC mortgage-backed securities	18,068	(241)	—	—	18,068	(241)
GNMA mortgage-backed securities	3,461	(98)	—	—	3,461	(98)
U.S. Government agencies	38,986	(693)	—	—	38,986	(693)
	$88,662	$(1,612)	$1,830	$(62)	$90,492	$(1,674)

At September 30, 2013, there were twelve U.S. Government agency securities, five GNMA CMO/REMIC securities, two FNMA CMO/REMIC securities, two FHLMC CMO/REMIC securities, five FHLMC mortgage-backed securities, five FNMA mortgage-backed securities, three GNMA mortgage-backed securities, and ten certificates of deposit securities with unrealized losses at September 30, 2013.  None of the unrealized losses for these securities have been recognized into net income for the three months ended September 30, 2013 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value of these securities is expected to recover as they approach their maturity date or reset date.  None of the unrealized losses at June 30, 2013 was recognized as OTTI during the three months ended September 30, 2013.

At September 30, 2013, none of the securities classified as held-to-maturity with unrealized losses were in an unrealized loss position for 12 continuous months or more.  There were no securities at June 30, 2013 with unrealized losses that had been in an unrealized loss position for 12 continuous months or more.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities classified available-for-sale and held-to-maturity at September 30, 2013 by contractual maturity are summarized as follows:

	September 30, 2013		June 30, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Less than one year	$1,245	$1,247	$996	$997
Due from one to five years	28,880	29,159	26,178	26,437
Due from five to ten years	10,445	10,045	11,198	10,800
Due after ten years	4,000	3,758	4,000	3,807
Mortgage backed securities	55,667	55,173	54,263	53,760
Total	$100,237	$99,382	$96,635	$95,801

There were no sales of securities during the three months ended September 30, 2013 and 2012.

(4)           LOANS

The components of loans at September 30, 2013 and June 30, 2013 were as follows:

	September 30, 2013	June 30, 2013
Real estate loans:
One- to four-family	$205,271	$204,397
Multi-family	256	258
Home equity	268	292
Nonresidential	8,365	8,521
Construction and land	8,818	8,735
Total real estate loans	222,978	222,203
Consumer and other loans	932	925
Total loans	223,910	223,128
Net deferred loan fees	(1,220)	(1,214)
Allowance for loan losses	(832)	(751)
Loans, net	$221,858	$221,163

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three months ended September 30, 2013 and 2012 and the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at September 30, 2013 and 2012:

	Real estate
Three Months Ended September 30, 2013	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$665	$4	$1	$52	$27	$2	$751
Provision	82	—	—	(2)	1	—	81
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$747	$4	$1	$50	$28	$2	$832

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$110	$—	$—	$—	$—	$—	$110
Collectively evaluated for impairment	637	4	1	50	28	2	722
Total ending allowance balance	$747	$4	$1	$50	$28	$2	$832

Loans:
Loans individually evaluated for impairment	$3,203	$—	$—	$—	$—	$—	$3,203
Loans collectively evaluated for impairment	202,068	256	268	8,365	8,818	932	220,707
Total ending loans balance	$205,271	$256	$268	$8,365	$8,818	$932	$223,910

	Real estate
Three Months Ended September 30, 2012	One-to-four family	Multi-family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$773	$4	$1	$56	$21	$2	$857
Provision	139	—	—	—	1	1	141
Charge-offs	(68)	—	—	—	—	—	(68)
Recoveries	—	—	—	—	—	—	—
Ending balance	$844	$4	$1	$56	$22	$3	$930

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$192	$—	$—	$—	$—	$—	$192
Collectively evaluated for impairment	652	4	1	56	22	3	738
Total ending allowance balance	$844	$4	$1	$56	$22	$3	$930

Loans:
Loans individually evaluated for impairment	$2,756	$—	$—	$—	$—	$—	$2,756
Loans collectively evaluated for impairment	225,437	262	383	9,110	7,345	851	243,388
Total ending loans balance	$228,193	$262	$383	$9,110	$7,345	$851	$246,144

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at June 30, 2013:

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio segment at September 30, 2013 and June 30, 2013, including the average recorded investment balance and interest earned for the three months ended September 30, 2013 and year ended June 30, 2013:

	September 30, 2013					June 30, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$929	$929	$—	$1,332	$9	$1,734	$1,734	$—	$1,202	$27
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	929	929	—	1,332	9	1,734	1,734	—	1,202	27
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$929	$929	$—	$1,332	$9	$1,734	$1,734	$—	$1,202	$27

With recorded allowance:
Real estate loans:
One- to four-family	$2,274	$2,274	$110	$1,263	$7	$252	$252	$27	$1,033	$6
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	2,274	2,274	110	1,263	7	252	252	27	1,033	6
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$2,274	$2,274	$110	$1,263	$7	$252	$252	$27	$1,033	$6

Totals:
Real estate loans	$3,203	$3,203	$110	$2,595	$16	$1,986	$1,986	$27	$2,235	$33
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$3,203	$3,203	$110	$2,595	$16	$1,986	$1,986	$27	$2,235	$33

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans at September 30, 2013 and June 30, 2013 by portfolio segment of loans:

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
September 30, 2013	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One- to four-family	$3,753	$1,163	$2,806	$7,722	$197,549	$205,271	$—
Multi-family	—	—	—	—	256	256	—
Home equity	—	—	—	—	268	268	—
Nonresidential	21	—	—	21	8,344	8,365	—
Construction and land	—	—	—	—	8,818	8,818	—
Total real estate loans	3,774	1,163	2,806	7,743	215,235	222,978	—
Consumer and other loans	—	—	—	—	932	932	—
Total	$3,774	$1,163	$2,806	$7,743	$216,167	$223,910	$—

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
June 30, 2013	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One- to four-family	$5,932	$2,397	$1,726	$10,055	$194,342	$204,397	$493
Multi-family	—	—	—	—	258	258	—
Home equity	30	—	—	30	262	292	—
Nonresidential	—	—	—	—	8,521	8,521	—
Construction and land	—	—	—	—	8,735	8,735	—
Total real estate loans	5,962	2,397	1,726	10,085	212,118	222,203	493
Consumer and other loans	1	—	—	1	924	925	—
Total	$5,963	$2,397	$1,726	$10,086	$213,042	$223,128	$493

At September 30, 2013, nonaccrual loans were $3,203, of which $2,806 were past due 90 days or more.  There were $223 of nonaccrual loans that were classified in the “60-89 days past due” category and $174 of nonaccrual loans that were classified in the “30-59 days past due” category.  Nonaccrual loans at June 30, 2013 were $1,493.  All of these loans were past due 90 days or more except one loan of $73 classified in the “30-59 days past due” category.  There were no troubled debt restructures at September 30, 2013 or June 30, 2013.

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

Multi-family:  Multi-family real estate loans generally have a maximum term of 5 years with a 30 year amortization period and a final balloon payment and are secured by properties containing five or more units in the Company’s market area.  These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.  The Company’s underwriting analysis includes considering the borrower’s expertise and requires verification of the borrower’s credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property.  The Company generally obtains personal guarantees on these loans.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

At September 30, 2013 and June 30, 2013, and based on the most recent analyses performed, the loan grade for each loan by portfolio segment is as follows:

	Real estate
	One-to four family		Multi-family		Home Equity		Nonresidential
	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013

Pass	$202,068	$202,411	$256	$258	$268	$292	$8,365	$8,521
Special mention	—	—	—	—	—	—	—	—
Substandard	3,203	1,986	—	—	—	—	—	—
Total	$205,271	$204,397	$256	$258	$268	$292	$8,365	$8,521

	Real estate
	Construction and Land		Consumer		Total
	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013

Pass	$8,818	$8,735	$932	$925	$220,707	$221,142
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	3,203	1,986
Total	$8,818	$8,735	$932	$925	$223,910	$223,128

Loan risk ratings in the table above were updated for the three months ended September 30, 2013 and the year ended June 30, 2013.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and June 30, 2013 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 2)
	September 30, 2013	June 30, 2013
Financial assets:
Securities available-for-sale	$90,891	$87,985
Total financial assets	$90,891	$87,985

Presented in the table below are assets measured at fair value on a non-recurring basis using level 3 inputs at September 30, 2013 and June 30, 2013:

	Fair Value Measurements
	(Level 3)	(Level 3)
	September 30, 2013	June 30, 2013
Financial assets:
Impaired real estate loans, with specific allocations:
One-to-four-family	$2,164	225

Non-financial assets:
Real estate owned, net:
One- to four-family	857	1,047
Total non-financial assets	857	1,047
Total assets measured at fair value on a non-recurring basis	$3,021	$1,272

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,164 and $225 at September 30, 2013 and June 30, 2013, respectively.  The carrying values included a valuation allowance of $110 and $27, respectively, resulting in an increase in the provision for loan loss of $82 for the three months ended September 30, 2013.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell.  The outstanding balances of real estate owned and their respective valuation allowances at September 30, 2013 and June 30, 2013 were $857 and $0 and $1,047 and $0, respectively.  There were no write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the three months ended September 30, 2013.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2013:

	Level 3 Quantitative Information at September 30, 2013
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Impaired real estate loans net, with specific allocations:
One-to four-family	$2,164	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)

Real estate owned:
One-to four-family	$857	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully.  The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2013 and June 30, 2013 are summarized below:

	September 30, 2013
	Carrying
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$90,891	$—	$90,891	$—	$90,891
Securities held-to-maturity	8,726	—	8,890	—	8,890
Loans, net	221,858	—	—	228,707	229,664
Restricted equity securities (1)	449	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$288,784	$75,616	$213,593	$—	$292,324

	June 30, 2013
	Carrying
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$87,985	$—	$87,985	$—	$87,985
Securities held-to-maturity	8,039	—	8,223	—	8,223
Loans, net	221,163	—	—	229,745	229,745
Restricted equity securities (1)	449	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$292,422	$74,471	$218,395	$—	$292,866

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

Participants receive the shares at the end of employment.  No contributions to the ESOP were made during the three months ended September 30, 2013.  The expense recognized for the three months ended September 30, 2013 and 2012 was $67 and $48, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at September 30, 2013 and June 30, 2013 were as follows:

	September 30, 2013	June 30, 2013
Committed to be released to participants	13,595	9,064
Allocated to participants	33,211	33,211
Unearned	202,036	206,567
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$3,333,594	$3,059,257

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

On April 27, 2012, the compensation committee of the board of directors approved the issuance of 62,208 stock options to purchase Company stock and 24,884 shares of restricted stock to its directors.  In addition, a total of 171,078 stock options and 62,210 shares of restricted stock were granted to officers.  Stock options and restricted stock have vesting periods of 5 years or 7 years, a percentage of which vests annually on each anniversary date of grant.  The weighted average vesting period of stock options and restricted stock granted was 5.7 and 5.6 years, respectively.  Stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the three months ended September 30, 2013:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding - July 1, 2013	233,286	$11.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - September 30, 2013	233,286	$11.58	8.58	$1,147,767
Fully vested and exercisable at September 30, 2013	42,214	$11.58	8.58	$207,693
Expected to vest in future periods	191,072
Fully vested and expected to vest - September 30, 2013	233,286	$11.58	8.58	$1,147,767

(1)  Based on closing price of $16.50 per share on September 30, 2013.

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

The weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of options are listed below:

Risk-free interest rate	1.54%
Expected dividend yield	3.45%
Expected stock volatility	15.3
Expected life (years)	8
Weighted-average fair value of options granted	$1.00

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned.  There were 10,640 options that were earned during the three months ended September 30, 2013 and 2012. Stock-based compensation expense for stock options for the three months ended September 30, 2013 and 2012 was $10 and $11, respectively. Total unrecognized compensation cost related to nonvested stock options was $170 at September 30, 2013 and is expected to be recognized over a weighted-average period of 4.2 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2013:

September 30, 2013
Balance - beginning of year	71,095
Granted	—
Forfeited	—
Vested	—
Balance - end of period	71,095

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  The weighted-average grant date fair value of restricted stock granted during the year ended June 30, 2012 was $11.58 per share or $1,009.  Stock-based compensation expense for restricted stock included in noninterest expense was $47 for the three months ended September 30, 2013 and 2012.  Unrecognized compensation expense for nonvested restricted stock awards was $730 at September 30, 2013 and is expected to be recognized over a weighted-average period of 4.2 years.

(8)           SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Cash paid during the period for:
Interest paid	$430	$620
Income taxes paid	$200	$35
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$—	$583
Unrealized gains (losses) on securities available-for-sale, net	$(6)	$383

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(9)           SUBSEQUENT EVENTS

On October 24, 2013, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend will be payable to stockholders of record as of November 7, 2013, and will be paid on or about November 21, 2013.

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

•                  risks relating to acquisitions, including losses that we may incur on loans originated by such institutions, and an ability to integrate and operate profitably any financial institution that we may acquire;

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2013, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2013 and June 30, 2013

Our total assets decreased by $4.2 million, or 1.1%, to $365.9 million at September 30, 2013 from $370.1 million at June 30, 2013.  A substantial portion of this decrease is reflected in the decrease in cash and cash equivalents of $8.5 million, or 22.3%, offset partially by an increase in investment securities of $3.6 million, or 3.7% and an increase in net loans of $695 thousand, or 0.3%.  We are continuing to deploy excess funds to purchase high-quality investment securities.  The decrease in cash is reflective of a slight increase in loan demand and a decline in loan pay-offs for the three months ended September 30, 2013.  The remaining portion of the decrease in cash and cash equivalents is attributed to the repurchase of $1.4 million of shares of treasury stock, the payment of $584 thousand in dividends, and approximately $3.6 million decrease in total deposits, exclusive of the treasury stock repurchases and dividend payments.  Total equity decreased to $75.2 million at September 30, 2013 compared with $76.2 million at June 30, 2013.  The decrease in total equity is the result of the repurchase of 89,900 shares of treasury stock for $1.4 million and the payment of dividends of $584 thousand, offset partially by net income of $919 thousand.

Total gross loans increased by $782 thousand, or 0.35%, to $223.9 million at September 30, 2013 from $223.1 million at June 30, 2013.  Our one-to four-family real estate loans increased by $874 thousand, or 0.43%, to $205.3 million at September 30, 2013 from $204.4 million at June 30, 2013.  The increase is a reflection of increasing mortgage rates in the market.  As mortgage rates have trended upward, our rates offered on one-to four-family mortgage loans have become more competitive in the market leading to a slight increase in demand and a reduction in loan pay-offs stemming from borrower refinances with other institutions.  The increase in one-to four-family loans was offset by slight declines in every other loan category with the exception of construction and land and consumer and other loans, which both increased modestly by $83 thousand and $7 thousand, respectively.

Deposits decreased by $3.6 million, or 1.2%, to $288.8 million at September 30, 2013 from $292.4 million at June 30, 2013.  The decrease was primarily attributed to a decrease in interest bearing deposit accounts of $3.6 million, or 1.2%, primarily within our certificates of deposit accounts.  As older certificates of deposits with slightly higher rates have matured, some depositors have moved funds out of the Company and into other higher yielding investments.  Oconee Federal MHC’s cash is held on deposit with the Company.  We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2013.

We had no advances from the Federal Home Loan Bank of Atlanta as of September 30, 2013 or June 30, 2013. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of September 30, 2013), or approximately $40.7 million.

Total equity decreased by $978 thousand, or 1.3%, to $75.2 million at September 30, 2013 compared with $76.2 million at June 30, 2013.  The decrease in total equity is the result of the repurchase of 89,900 shares of treasury stock for $1.4 million and the payment of dividends of $584 thousand, offset partially by net income of $919 thousand.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$3,203	$1,493
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	3,203	1,493
Consumer and other loans	—	—
Total nonaccrual loans	$3,203	$1,493
Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$493
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	—	493
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	—	493
Total of nonaccrual and 90 days or more past due loans	$3,203	$1,986
Real estate owned, net:
One- to four-family	$857	$1,047
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Other	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$4,060	$3,033

Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$4,060	$3,033

Total nonperforming loans to total loans	1.43%	0.89%
Total nonperforming assets to total assets	1.11%	0.82%
Total nonperforming assets to loans and real estate owned	1.81%	1.35%

There were no other loans that are not disclosed above where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $63 thousand and $59 thousand for the three months ended September 30, 2013 and 2012, respectively.  Interest of

$16 thousand and $8 thousand was recognized on these loans and is included in net income for the three months ended September 30, 2013 and 2012, respectively.

The increase in the ratio of nonperforming loans to total loans was primarily the result of the declining balance of our loan portfolio along with an increase in nonperforming loans. The increase in nonperforming loans was primarily related to two large balance loans, totaling approximately $1.2 million that became past due 90 days during the three months ended September 30, 2013.  All nonperforming loans, regardless of size, are evaluated by management for impairment.

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

	For the Three Months Ended
	September 30, 2013				September 30, 2012
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$221,611		$2,852	5.15%	$248,053		$3,370	5.43%
Investment securities	99,060		371	1.50	73,021		266	1.46
Interest-bearing deposits	31,178		15	0.19	47,857		18	0.15
Total interest-earning assets	351,849		3,238	3.68	368,931		3,654	3.96
Noninterest-earning assets	15,022				9,760
Total assets	$366,871				$378,691

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$18,872		$3	0.06%	$17,858		$3	0.07%
Money market deposits	12,271		6	0.20	12,060		7	0.24
Regular savings and other deposits	39,391		38	0.38	34,478		62	0.71
Certificates of deposit	215,474		382	0.70	225,130		553	0.97
Total interest-bearing deposits	286,008		429	0.60	289,526		625	0.86
Total interest-bearing liabilities	286,008				289,526
Noninterest bearing deposits	3,781				3,764
Other noninterest-bearing liabilities	1,416				1,986
Total liabilities	291,205				295,275
Equity	75,666				83,416
Total liabilities and equity	$366,871				$378,691

Net interest income			$2,809				$3,029
Interest rate spread				3.09%				3.10%
Net interest margin				3.19%				3.28%
Average interest-earning assets to average interest-bearing liabilities	1.23	X			1.27	X

Comparison of Operating Results for the Three Months Ended September 30, 2013 and September 30, 2012

General. We recognized net income of  $919 thousand for the three months ended September 30, 2013 as compared to net income of $1.0 million for the three months ended September 30, 2012.  The decrease of $98 thousand was primarily attributable to a decrease in net interest income after provision for loan losses of $160 thousand, or 5.5%, and an increase in noninterest expense of $89 thousand, or 6.9%.

Interest Income. Interest income decreased by $416 thousand, or 11.4%, to $3.2 million for the three months ended September 30, 2013 from $3.7 million for the three months ended September 30, 2012.  The decrease was primarily the result of a decrease in the average yield on interest earning assets of 28 basis points to 3.68% for the three months ended September 30, 2013 from 3.96% for the three months ended September 30, 2012 and a decrease in the average balance of interest earning assets of $17.1 million, or 4.6%, to $351.8 million for the three months ended September 30, 2013 from $368.9 million for the three months ended September 30, 2012.

Interest income on loans decreased by $518 thousand, or 15.4%, to $2.9 million for the three months ended September 30, 2013 from $3.4 million for the three months ended September 30, 2012.  The decrease resulted from a decrease in the average balances of loans of $26.4 million, or 10.6%, to $221.6 million for the three months ended September 30, 2013 from $248.1 million for the three months ended September 30, 2012 and a decrease in the yield on loans of 28 basis points to 5.15% for the three months ended September 30, 2013 from 5.43% for the three months ended September 30, 2012.  Interest income on investment securities increased by $105 thousand, or 39.5%, to $371 thousand for the three months ended September 30, 2013 from $266 thousand for the three months ended September 30, 2012.  The increase reflected an increase in the average balance of securities of $26.1 million, or 35.6%, to $99.1 million for the three months ended September 30, 2013 from $73.0 million for the three months ended September 30, 2012 and a slight increase of four basis points in the yield on securities to 1.50% from 1.46%.  The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand.

Interest Expense. Interest expense decreased $196 thousand, or 31.4%, to $429 thousand for the three months ended September 30, 2013 from $625 thousand for the three months ended September 30, 2012.  The decrease reflected a decrease of 26 basis points in the average rate paid on deposits for the three months ended September 30, 2013 to 0.60% from 0.86% for the three months ended September 30, 2012 and a decrease in the average balances of deposits of $3.5 million, or 1.2%, to $286.0 million for the three months ended September 30, 2013 from $289.5 million for the three months ended September 30, 2012.  The largest decrease in interest expense came from certificates of deposit, which decreased $171 thousand, or 30.9%, to $382 thousand for the three months ended September 30, 2013 from $533 thousand for the same period.  The decrease is reflective of a decrease of $9.6 million, or 4.3%, in the average balance of certificates of deposit to $215.5 million for the three months ended September 30, 2013 from $225.1 million for the three months ended September 30, 2012 and a decrease of 27 basis points in the average rate paid on such deposits to 0.70% from 0.97% for the same periods ended.

Net Interest Income. Net interest income before the provision for loan losses decreased by $220 thousand, or 7.3%, to $2.8 million for the three months ended September 30, 2013 from $3.0 million for the three months ended September 30, 2012.  The decrease resulted from a decrease in our interest rate spread to 3.09% from 3.10% and a decrease in our net interest margin to 3.19% from 3.28% for the same periods.  The decrease in our interest rate spread and margin was largely due to declining yields on interest earning assets, which reflected the continuing decline across the U.S. Treasury yield curve.

Provision for Loan Losses. We recorded a provision for loan losses of $81 thousand for the three months ended September 30, 2013, compared with a provision of $141 thousand for the three months ended September 30, 2012.  Net charge-offs for the three months ended September 30, 2013 were $0 compared to $68 thousand for the three months ended September 30, 2012.  The decrease in our provision is primarily a factor of lower net charge-offs as compared with the three months ended September 30, 2012 and an overall decline in our loan balances as compared with September 30, 2012.  Our gross loans at September 30, 2013 were $223.9 million compared with $246.1 million at September 30, 2012.  Our allowance for loan losses was $832 thousand at September 30, 2013 and $751 thousand at June 30, 2013.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2013 and 2012.

Noninterest Income. Noninterest income for the three months ended September 30, 2013 was $80 thousand compared with $86 thousand for the same period in 2012.  The Company’s $14 thousand loss on sales of real estate owned for the three months ended September 30, 2013 compared with three months ended September 30, 2012 was offset by an increase in other noninterest income of $67 thousand to $76 thousand for a $57 thousand gain the three months ended September 30, 2013 from $9 thousand for the same period in 2012.  The $76 thousand of other noninterest income is largely attributable to income on bank owned life insurance.  In April 2013, the Company purchased an additional $8.0 million in bank owned life insurance.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2013 increased by $89 thousand, or 6.9%, over the same period in 2012.  The increase to the Company’s noninterest expense primarily resulted from increases in salaries and employee benefits of $71 thousand, or 9.0%, and professional and supervisory fees of $33 thousand, or 41.8%.  These increases were offset, partially, by a decrease in occupancy and equipment expenses of $22 thousand, or 12.4%

Income Tax Expense. Income tax expense for the three months ended September 30, 2013 was $513 thousand compared with $670 thousand for the three months ended September 30, 2012.  Our effective income tax rate decreased to 35.8% for the three months ended September 30, 2013 from 39.7% for the three months ended September 30, 2012.  The decrease in effective tax rates is largely due to income on bank owned life insurance, which is non-taxable for income tax purposes and represents a permanent difference between book and taxable income.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of September 30, 2013), or approximately $40.7 million.

Common Stock Dividend Policy.  The Company’s Board of Directors declared $0.10 per share cash dividends on its common stock on July 25, 2013.  Dividends were paid to stockholders of record as of August 15, 2013.  Total dividends paid for the three months ended September 30, 2012 were $584 thousand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2013, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   None.

(b)   Not applicable.

(c)   Issuer Repurchases.  The following table sets forth information in connection with repurchases of the Company’s common stock for the period July 1, 2013 through September 30, 2013.  On June 19, 2013, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company’s common stock. The repurchase authorization has no expiration date.  In connection with this repurchase authorization, the Company had purchased a total of 89,900 shares of its common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
July 1 - July 31, 2013	84,684	15.82	84,684	(1)	65.316	(2)
August 1 - August 31, 2013	5,216	16.29	5,216	(1)	60,100	(2)
September 1 - September 30, 2013	—	—	—		60,100	(2)
Total	89,900	$15.85	89,900

(1)  All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on June 19, 2013.

(2)  Represents the maximum number of shares available for repurchase under the June 19, 2013 plan at June 30, 2013.

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

Date: November 14, 2013

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language):

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