Form 10-Q
period 2013-12-31
Oconee Federal Financial Corp.
filed 2014-02-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2013

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

There were 5,845,945 shares of Common Stock, par value $.01 per share, outstanding as of February 1, 2014.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1.               FINANCIAL STATEMENTS

	December 31, 2013	June 30, 2013 (*)
	(Unaudited)
ASSETS
Cash and due from banks	$1,910	$1,362
Interest-bearing deposits	22,280	36,580
Total cash and cash equivalents	24,190	37,942
Securities held-to-maturity (fair value:
December 31, 2013 $0 and June 30, 2013 - $8,223)	—	8,039
Securities available-for-sale	97,113	87,985
Loans, net of allowance for loan losses of $788 and $751	224,287	221,163
Premises and equipment, net	2,980	3,047
Real estate owned, net	857	1,047
Accrued interest receivable
Loans	800	863
Investments	238	269
Restricted equity securities	449	449
Bank owned life insurance	8,601	8,450
Other assets	1,087	841
Total assets	$360,602	$370,095

LIABILITIES
Deposits
Non-interest bearing	$4,928	$4,861
Interest bearing	279,266	287,561
Total deposits	284,194	292,422
Accrued interest payable and other liabilities	995	1,511
Total liabilities	285,189	293,933

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,845,995 and 5,923,295 shares outstanding at December 31, 2013 and June 30, 2013	64	64
Treasury stock, at par 589,099 and 511,799 shares at December 31, 2013 and June 30, 2013	(6)	(5)
Additional paid in capital	12,201	13,413
Retained earnings	66,165	65,315
Accumulated other comprehensive loss	(1,096)	(559)
Unearned ESOP shares	(1,915)	(2,066)
Total shareholders’ equity	75,413	76,162
Total liabilities and shareholders’ equity	$360,602	$370,095

* Derived from audited consolidated financial statements

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Interest and dividend income:
Loans, including fees	$2,870	$3,234	$5,722	$6,604
Securities, taxable	381	273	751	540
Federal funds sold and other	15	20	29	38
Total interest income	3,266	3,527	6,502	7,182

Interest expense:
Deposits	383	568	811	1,193
Total interest expense	383	568	811	1,193

Net interest income	2,883	2,959	5,691	5,989

Provision for loan losses	(40)	(64)	41	76

Net interest income after provision for loan losses	2,923	3,023	5,650	5,913

Noninterest income:
Service charges on deposit accounts	19	22	37	42
Gain on sales of securities	145	14	145	14
Gain (loss) on sales of real estate owned	—	9	(14)	66
Other	76	7	152	14
Total noninterest income	240	52	320	136

Noninterest expense:
Salaries and employee benefits	995	824	1,855	1,614
Occupancy and equipment	165	154	320	330
Data processing	66	69	129	128
Professional and supervisory fees	144	97	255	176
Office expense	27	24	51	47
Advertising	17	16	38	36
FDIC deposit insurance	39	40	79	67
Charitable contributions	—	1	—	1
Provision for real estate owned and related expenses	20	16	53	54
Other	108	71	177	148
Total noninterest expense	1,581	1,312	2,957	2,601

Income before income taxes	1,582	1,763	3,013	3,448
Income tax expense	568	656	1,081	1,326

Net income	$1,014	$1,107	$1,932	$2,122

Other comprehensive income (loss)
Unrealized (loss) gain on securities available-for-sale	$(840)	$277	$(849)	$340
Tax effect	320	(105)	323	(129)
Reclassification adjustment for gains realized in net income	(63)	(14)	(63)	(14)
Tax effect	24	4	24	4
Total other comprehensive income (loss)	(559)	162	(565)	201

Comprehensive income	$455	$1,269	$1,367	$2,323

Basic net income per share: (Note 2)	$0.18	$0.18	$0.34	$0.34
Diluted net income per share: (Note 2)	$0.18	$0.18	$0.34	$0.34
Dividends declared per share:	$0.10	$0.10	$0.20	$0.20

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at July 1, 2012	$64	$—	$20,880	$63,693	$599	$(2,252)	$82,984
Net income	—	—	—	2,122	—	—	2,122
Other comprehensive income	—	—	—	—	201	—	201
Purchase of 163,200 shares of treasury stock	—	(2)	(2,534)	—	—	—	(2,536)
Stock-based compensation expense	—	—	115	—	—	—	115
Dividends	—	—	—	(1,191)	—	—	(1,191)
ESOP shares earned	—	—	39	—	—	96	135
Balance at December 31, 2012	$64	$(2)	$18,500	$64,624	$800	$(2,156)	$81,830

Balance at July 1, 2013	$64	$(5)	$13,413	$65,315	$(559)	$(2,066)	$76,162
Net income	—	—	—	1,932	—	—	1,932
Other comprehensive loss	—	—	—	—	(565)	—	(537)
Transfers of securities from classified as held-to-maturity to available-for-sale	—	—	—	—	28	—	—
Purchase of 89,900 shares of treasury stock (1)	—	(1)	(1,423)	—	—	—	(1,424)
Issuance of 12,600 shares of restricted stock (2)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	119	—	—	—	119
Dividends (3) (4)	—	—	—	(1,068)	—	—	(1,068)
ESOP shares earned (4)	—	—	92	(14)	—	151	229
Balance at December 31, 2013	$64	$(6)	$12,201	$66,165	$(1,096)	$(1,915)	$75,413

(1)         The weighted average cost of treasury shares purchased during the three months ended was $15.85 per share.  Treasury stock repurchases were accounted for using the par value method.

(2)         On November 13, 2013, the Company granted 12,600 shares of restricted stock.  The grant date fair value of these shares was $17.16.

(3)         Cash dividends declared on July 25, 2013 were paid on August 29, 2013.  Cash dividends declared on October 24, 2013 were paid on November 21, 2013.

(4)         Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,000 additional shares.  The portion of the dividend paid on allocated shares of approximately $14 was treated as a dividend.  The remaining portion of the dividend payment and resulting release of approximately 7,000 shares was accounted for as additional compensation expense of approximately $63 for the six months ended December 31, 2013.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities
Net income	$1,932	$2,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	41	76
Depreciation and amortization, net	479	569
Deferred loan fees, net	23	134
(Gain) loss on sale of real estate owned	14	(66)
Gain on sales of securities	(145)	(14)
Increase in cash surrender value of bank owned life insurance	(151)	—
ESOP compensation expense	229	135
Stock based compensation expense	119	115
Net change in operating assets and liabilities:
Accrued interest receivable	94	65
Accrued interest payable	(2)	(9)
Other	(430)	246
Net cash provided by operating activities	2,203	3,373

Cash Flows From Investing Activities
Purchases of premises and equipment	(33)	(69)
Purchases of securities held-to-maturity	(3,486)	(1,245)
Purchases of securities available-for-sale	(18,300)	(19,673)
Proceeds from maturities, paydowns and calls of securities available-for-sale	6,538	6,037
Proceeds from maturities, paydowns and calls of securities held-to-maturity	—	1,602
Proceeds from sales of securities available-for-sale	10,788	1,243
Proceeds from sales of securities held-to-maturity	2,270	—
Proceeds from sale of real estate owned	176	1,029
Loan originations and repayments, net	(3,188)	15,854
Net cash provided by (used in) investing activities	(5,235)	4,778

Cash Flows from Financing Activities
Net change in deposits	(8,228)	(1,950)
Dividends paid	(1,068)	(1,191)
Purchase of treasury stock	(1,424)	(2,536)
Net cash used in financing activities	(10,720)	(5,677)

Change in cash and cash equivalents	(13,752)	2,474

Cash and cash equivalents, beginning of year	37,942	47,612

Cash and cash equivalents, end of period	$24,190	$50,086

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)               BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (70.60%) by Oconee Federal, MHC.  These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2013 and June 30, 2013 and the results of operations and cash flows for the interim periods ended December 31, 2013 and 2012. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the year ended June 30, 2013.

(2)               EARNINGS PER SHARE (“EPS”)

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period.  ESOP shares are considered outstanding for this calculation unless unearned.  The factors used in the earnings per common share computation follow:

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Earnings per share
Net income	$1,014	$1,107	$1,932	$2,122
Less: distributed earnings allocated to participating securities	(8)	(6)	(16)	(14)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(7)	(7)	(13)	(14)
Net earnings available to common shareholders	$999	$1,094	$1,903	$2,094

Weighted average common shares outstanding including participating securities	5,839,969	6,388,536	5,845,245	6,406,091
Less: participating securities	(83,695)	(87,092)	(83,695)	(87,092)
Less: average unearned ESOP shares	(196,488)	(218,237)	(198,754)	(220,306)
Weighted average common shares outstanding	5,559,786	6,083,207	5,562,796	6,098,693

Basic earnings per share	$0.18	$0.18	$0.34	$0.34

Weighted average common shares outstanding	5,559,786	6,083,207	5,562,796	6,098,693
Add: dilutive effects of assumed exercises of stock options	53,456	29,823	50,668	21,966
Average shares and dilutive potential common shares	5,613,242	6,113,030	5,613,464	6,120,659

Diluted earnings per share	$0.18	$0.18	$0.34	$0.34

During the three and six months ended December 31, 2013, 7,700 shares were considered anti-dilutive.  During the three and six months ended December 31, 2012, no shares were considered anti-dilutive.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(3)                                 SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at December 31, 2013 and June 30, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Available-for-sale:
FHLMC common stock	$20	$216	$—	$236
Preferred stock (1)	271	28	—	299
Certificates of deposit	6,723	15	(26)	6,712
FNMA CMO/REMIC	3,209	—	(166)	3,043
FHLMC CMO/REMIC	1,839	—	(84)	1,755
GNMA CMO/REMIC	6,347	—	(372)	5,975
FNMA mortgage-backed securities	20,979	49	(291)	20,737
FHLMC mortgage-backed securities	18,555	28	(421)	18,162
GNMA mortgage-backed securities	4,569	72	(133)	4,508
U.S. Government agencies	36,370	224	(908)	35,686
Total available-for-sale	$98,882	$632	$(2,401)	$97,113

June 30, 2013
Held-to-maturity:
Certificates of deposit	$3,985	$18	$(13)	$3,990
GNMA mortgage-backed securities	4,054	179	—	4,233
Total held-to-maturity	$8,039	$197	$(13)	$8,223

Available-for-sale:
FHLMC common stock	$20	$90	$—	$110
Preferred stock (1)	271	26	—	297
FNMA CMO/REMIC	3,389	—	(108)	3,281
FHLMC CMO/REMIC	1,941	—	(74)	1,867
GNMA CMO/REMIC	6,879	5	(173)	6,711
FNMA mortgage-backed securities	17,562	112	(160)	17,514
FHLMC mortgage-backed securities	17,819	67	(246)	17,640
GNMA mortgage-backed securities	2,619	—	(105)	2,514
U.S. Government agencies	38,387	294	(630)	38,051
Total available-for-sale	$88,887	$594	$(1,496)	$87,985

(1)  Consists of 300 shares of Southern First Bancshares, Inc. cumulative perpetual preferred stock, series T.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table shows securities with unrealized losses at December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2013
Available for Sale:
Certificates of deposit	$6,712	$(26)	$—	$—	$6,712	$(26)
FNMA CMO/REMIC	3,043	(166)	—	—	3,043	(166)
FHLMC CMO/REMIC	—	—	1,755	(84)	1,755	(84)
GNMA CMO/REMIC	3,199	(152)	2,776	(220)	5,975	(372)
FNMA mortgage-backed securities	20,737	(291)	—	—	20,737	(291)
FHLMC mortgage-backed securities	18,162	(421)	—	—	18,162	(421)
GNMA mortgage-backed securities	4,508	(133)	—	—	4,508	(133)
U.S. Government agencies	33,862	(732)	1,824	(176)	35,686	(908)
	$90,224	$(1,921)	$6,355	$(480)	$96,579	$(2,401)

At December 31, 2013, there were fourteen U.S. Government agency securities, five GNMA CMO/REMIC securities, two FNMA CMO/REMIC securities, two FHLMC CMO/REMIC securities, eleven FHLMC mortgage-backed securities, thirteen FNMA mortgage-backed securities, two GNMA mortgage-backed securities, and seventeen certificates of deposit securities with unrealized losses at December 31, 2013.  None of the unrealized losses for these securities have been recognized into net income for the six months ended December 31, 2013 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value of these securities is expected to recover as they approach their maturity date or reset date.  None of the unrealized losses at June 30, 2013 was recognized as OTTI during the six months ended December 31, 2013.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities classified available-for-sale and held-to-maturity at December 31, 2013 by contractual maturity are summarized as follows:

	December 31, 2013		June 30, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Less than one year	$3,757	$3,789	$996	$997
Due from one to five years	23,140	23,225	26,178	26,437
Due from five to ten years	12,195	11,685	11,198	10,800
Due after ten years	4,001	3,698	4,000	3,807
Mortgage backed securities	55,498	54,181	54,263	53,760
Total	$98,591	$96,578	$96,635	$95,801

The following table presents the gross proceeds from sales of securities available-for-sale and held-to-maturity and gains or losses recognized for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2012	December 31, 2013
Available for Sale:
Proceeds	$10,788	$1,243	$10,788	$1,243
Gross gains	93	14	93	14
Gross losses	(30)	—	(30)	—
Held-to-maturity:
Proceeds	$2,270	$—	$2,270	$—
Gross gains	82	—	82	—
Gross losses	—	—	—	—
Total:
Proceeds	$13,058	$1,243	$13,058	$1,243
Gross gains	$175	$14	$175	$14
Gross losses	$(30)	$—	$(30)	$—

During the three months ended, the Company sold two securities classified as held-to-maturity.  One of those securities was a GNMA mortgage-backed security for which at least 85 percent of its original principal amount had been repaid.  The second security was also a GNMA mortgage-backed security.  Because the Company determined that it no longer had the positive intent to hold its investment in securities classified as held-to-maturity for an indefinite period of time because of the Company’s desire to have more flexibility in managing the investment portfolio, all of the Company’s securities classified as held-to-maturity were transferred to the available-for-sale category.  The securities transferred had a total amortized cost of $7.8 million and unrealized gross gains of $56 and unrealized gross losses of $11 at the time of transfer.  The net unrealized gain of $45 was added to other comprehensive income at the time of transfer.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)               LOANS

The components of loans at December 31, 2013 and June 30, 2013 were as follows:

	December 31, 2013	June 30, 2013
Real estate loans:
One- to four-family	$206,860	$204,397
Multi-family	255	258
Home equity	251	292
Nonresidential	8,602	8,521
Construction and land	9,508	8,735
Total real estate loans	225,476	222,203
Consumer and other loans	836	925
Total loans	226,312	223,128
Net deferred loan fees	(1,237)	(1,214)
Allowance for loan losses	(788)	(751)
Loans, net	$224,287	$221,163

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2013 and 2012 and the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at December 31, 2013 and 2012:

Three Months Ended December 31, 2013

	Real estate
	One-to- four family	Multi- family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$747	$4	$1	$50	$28	$2	$832
Provision	(42)	—	—	1	2	(1)	(40)
Charge-offs	(4)	—	—	—	—	—	(4)
Recoveries	—	—	—	—	—	—	—
Ending balance	$701	$4	$1	$51	$30	$1	$788

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$58	$—	$—	$—	$—	$—	$58
Collectively evaluated for impairment	643	4	1	51	30	1	730
Total ending allowance balance	$701	$4	$1	$51	$30	$1	$788

Loans:
Loans individually evaluated for impairment	$2,578	$—	$—	$21	$—	$—	$2,599
Loans collectively evaluated for impairment	204,282	255	251	8,581	9,508	836	223,713
Total ending loans balance	$206,860	$255	$251	$8,602	$9,508	$836	$226,312

Six Months Ended December 31, 2013

	Real estate
	One-to- four family	Multi- family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$665	$4	$1	$52	$27	$2	$751
Provision	40	—	—	(1)	3	(1)	41
Charge-offs	(4)	—	—	—	—	—	(4)
Recoveries	—	—	—	—	—	—	—
Ending balance	$701	$4	$1	$51	$30	$1	$788

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Three Months Ended December 31, 2012

	Real estate
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

June 30, 2013

	Real estate
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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio segment at December 31, 2013 and June 30, 2013, including the average recorded investment balance and interest earned for the six months ended December 31, 2013 and year ended June 30, 2013:

	December 31, 2013					June 30, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$965	$965	$—	$1,349	$13	$1,734	$1,734	$—	$1,202	$27
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	21	21	—	11	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	986	986	—	1,360	13	1,734	1,734	—	1,202	27
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$986	$986	$—	$1,360	$13	$1,734	$1,734	$—	$1,202	$27

With recorded allowance:
Real estate loans:
One- to four-family	$1,613	$1,613	$58	$932	$12	$252	$252	$27	$1,033	$6
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	1,613	1,613	58	932	12	252	252	27	1,033	6
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$1,613	$1,613	$58	$932	$12	$252	$252	$27	$1,033	$6

Totals:
Real estate loans	$2,599	$2,599	$58	$2,292	$25	$1,986	$1,986	$27	$2,235	$33
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$2,599	$2,599	$58	$2,292	$25	$1,986	$1,986	$27	$2,235	$33

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans at December 31, 2013 and June 30, 2013 by portfolio segment of loans:

December 31, 2013

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One- to four-family	$4,432	$1,225	$2,346	$8,003	$198,857	$206,860	$—
Multi-family	—	—	—	—	255	255	—
Home equity	—	15	—	15	236	251	—
Nonresidential	21	—	—	21	8,581	8,602	—
Construction and land	—	—	—	—	9,508	9,508	—
Total real estate loans	4,453	1,240	2,346	8,039	217,437	225,476	—
Consumer and other loans	—	—	—	—	836	836	—
Total	$4,453	$1,240	$2,346	$8,039	$218,273	$226,312	$—

June 30, 2013

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One- to four-family	$5,932	$2,397	$1,726	$10,055	$194,342	$204,397	$493
Multi-family	—	—	—	—	258	258	—
Home equity	30	—	—	30	262	292	—
Nonresidential	—	—	—	—	8,521	8,521	—
Construction and land	—	—	—	—	8,735	8,735	—
Total real estate loans	5,962	2,397	1,726	10,085	212,118	222,203	493
Consumer and other loans	1	—	—	1	924	925	—
Total	$5,963	$2,397	$1,726	$10,086	$213,042	$223,128	$493

At December 31, 2013, nonaccrual loans were $2,394, of which $2,346 were past due 90 days or more and $48 of nonaccrual loans that were classified in the “60-89 days past due” category. Nonaccrual loans at June 30, 2013 were $1,493.  All of these loans were past due 90 days or more except one loan of $73 classified in the “30-59 days past due” category and one loan in the “60-89 days past due” category with a carrying amount of $187.  There were no troubled debt restructures at December 31, 2013 or June 30, 2013.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

At December 31, 2013 and June 30, 2013, and based on the most recent analyses performed, the loan grade for each loan by portfolio segment is as follows:

	Real estate
	One-to four family		Multi-family		Home Equity		Nonresidential
	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013

Pass	$204,282	$202,411	$255	$258	$251	$292	$8,581	$8,521
Special mention	183	—	—	—	—	—	21	—
Substandard	2,395	1,986	—	—	—	—	—	—
Total	$206,860	$204,397	$255	$258	$251	$292	$8,602	$8,521

	Real estate
	Construction and Land		Consumer		Total
	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013

Pass	$9,508	$8,735	$836	$925	$223,713	$221,142
Special mention	—	—	—	—	204	—
Substandard	—	—	—	—	2,395	1,986
Total	$9,508	$8,735	$836	$925	$226,312	$223,128

Loans were evaluated for appropriate risk ratings as of December 31, 2013 on January 7, 2014.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and June 30, 2013 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 2)
	December 31, 2013	June 30, 2013
Financial assets:
Securities available-for-sale	$97,113	$87,985
Total financial assets	$97,113	$87,985

Presented in the table below are assets measured at fair value on a non-recurring basis using level 3 inputs at December 31, 2013 and June 30, 2013:

	Fair Value Measurements
	(Level 3)	(Level 3)
	December 31, 2013	June 30, 2013
Financial assets:
Impaired real estate loans, with specific allocations:
One-to-four-family	$1,555	225

Non-financial assets:
Real estate owned, net:
One- to four-family	857	1,047
Total non-financial assets	857	1,047
Total assets measured at fair value on a non-recurring basis	$2,412	$1,272

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,555 and $225 at December 31, 2013 and June 30, 2013, respectively.  The carrying values included a valuation allowance of $58 and $27, respectively, resulting in an increase in the provision for loan loss of $31 for the six months ended December 31, 2013.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell.  The outstanding balances of real estate owned and their respective valuation allowances at December 31, 2013 and June 30, 2013 were $857 and $0 and $1,047 and $0, respectively.  There were no write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the three months ended December 31, 2013.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2013:

	Level 3 Quantitative Information at December 31, 2013
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Impaired real estate loans net, with specific allocations:
One-to four-family	$1,555	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)

Real estate owned:
One-to four-family	$857	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully.  The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2013 and June 30, 2013 are summarized below:

	December 31, 2013
	Carrying
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$97,113	$—	$97,113	$—	$97,113
Loans, net	224,287	—	—	231,381	228,751
Restricted equity securities (1)	449	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$284,194	$80,110	$209,481	$—	$289,534

	June 30, 2013
	Carrying
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$87,985	$—	$87,985	$—	$87,985
Securities held-to-maturity	8,039	—	8,223	—	8,223
Loans, net	221,163	—	—	229,745	229,745
Restricted equity securities (1)	449	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$292,422	$74,471	$218,395	$—	$292,866

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

Participants receive the shares at the end of employment.  No contributions to the ESOP were made during the three months ended December 31, 2013.  The expense recognized for the three and six months ended December 31, 2013 was $162 and $229, respectively.  The expense recognized for the three and six months ended December 31, 2012 was $85 and $135, respectively.   An additional $75 discretionary contribution was paid to the ESOP for additional debt retirement during the six months ended December 31, 2013, which resulted in the release of additional shares and recognition of additional compensation expense of $91.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at December 31, 2013 and June 30, 2013 were as follows:

	December 31, 2013	June 30, 2013
Committed to be released to participants	—	9,064
Allocated to participants	57,902	33,211
Unearned	190,940	206,567
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$3,360,544	$3,059,257

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

On April 27, 2012, the compensation committee of the board of directors approved the issuance of 62,208 stock options to purchase Company stock and 24,884 shares of restricted stock to its directors.  In addition, a total of 171,078 stock options and 62,210 shares of restricted stock were granted to officers.  Stock options and restricted stock have vesting periods of 5 or 7 years, a percentage of which vests annually on each anniversary date of grant.  The weighted average vesting period of stock options and restricted stock granted was 5.7 years and 5.6 years, respectively.  Stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

On November 13, 2013, the compensation committee of the board of directors approved the issuance of 7,700 stock options to purchase Company stock and 12,600 shares of restricted stock to one of the Company’s officers.  Stock options and restricted stock have vesting periods of 7 years, a percentage of which vests annually on each anniversary date of grant.  Stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the six months ended December 31, 2013:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - July 1, 2013	233,286	$11.58
Granted	7,700	17.16
Exercised	—	—
Forfeited	—	—
Outstanding - December 31, 2013	240,986	$11.76	8.28	$1,407,770
Fully vested and exercisable at December 31, 2013	42,214	$11.58	8.28	$254,128
Expected to vest in future periods	198,772
Fully vested and expected to vest - December 31, 2013	240,986	$11.76	8.28	$1,407,770

(1)  Based on closing price of $17.60 per share on December 31, 2013.

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

The weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the years granted are listed below:

	2013	2012
Risk-free interest rate	2.32%	1.54%
Expected dividend yield	2.33%	3.45%
Expected stock volatility	15.5	15.3
Expected life (years)	8	8
Fair value	$2.46	$1.00

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned.  There were 21,425 and 21,280 options that were earned during the six months ended December 31, 2013 and 2012, respectively.  Stock-based compensation expense for stock options for the three and six months ended December 31, 2013 and 2012 was $11 and $22. Total unrecognized compensation cost related to nonvested stock options was $177 at December 31, 2013 and is expected to be recognized over a weighted-average period of 4.3 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2013:

December 31, 2013
Balance - beginning of year	71,095
Granted	12,600
Forfeited	—
Vested	—
Balance - end of period	83,695
Weighted average grant date fair value	$12.29

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  The weighted-average grant date fair value of restricted stock granted on April 27, 2011 was $11.58 per share or $1,009.  The weighted-average grant date fair value restricted stock granted on November 13, 2013 was $17.16 per share or $216.  Stock-based compensation expense for restricted stock included in noninterest expense for the three and six months ended December 31, 2013 and 2012 was $51 and $97 and $47 and $94, respectively.  Unrecognized compensation expense for nonvested restricted stock awards was $895 at December 31, 2013 and is expected to be recognized over a weighted-average period of 4.5 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(8)           SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Cash paid during the period for:
Interest paid	$813	$620
Income taxes paid	$1,380	$35
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$—	$583
Unrealized gains (losses) on securities available-for-sale, net	$(565)	$383
Transfer from securities held-to-maturity to available-for-sale	$7,805	$—
Unrealized gains on securities held-to-maturity	$45	$—

(9)           SUBSEQUENT EVENTS

On January 30, 2014, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend will be payable to stockholders of record as of February 13, 2014, and will be paid on or about February 27, 2014.

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

Comparison of Financial Condition at December 31, 2013 and June 30, 2013

Our total assets decreased by $9.5 million, or 2.6%, to $360.6 million at December 31, 2013 from $370.1 million at June 30, 2013.  A substantial portion of this decrease is reflected in the decrease in cash and cash equivalents of $13.8 million, or 36.2%, offset partially by an increase in investment securities of $1.0 million, or 1.1%, and an increase in net loans of $3.1 million, or 1.4%.  The decrease in cash is primarily reflective of an increase in loan demand and a decline in loan pay-offs for the six months ended December 31, 2013, an increase in purchases of investment securities, and approximately $8.3 million decrease in interest bearing deposits.  Total equity decreased to $75.4 million at December 31, 2013 compared with $76.2 million at June 30, 2013.

Total gross loans increased by $3.2 million, or 1.4%, to $226.3 million at December 31, 2013 from $223.1 million at June 30, 2013.  Our one-to four-family real estate loans increased by $2.5 million, or 1.2%, to $206.9 million at December 31, 2013 from $204.4 million at June 30, 2013.  Construction and land loans increased by $773 thousand, or 8.9%.  These increases are a reflection of increasing demand in our market area.  As mortgage rates have trended upward, our rates offered on one-to four-family mortgage loans have become more competitive in the market leading to an increase in demand and a reduction in loan pay-offs stemming from borrower refinances with other institutions.  The increase in one-to four-family and construction and land loans was offset by declines in home equity and consumer loans.

Deposits decreased by $8.2 million, or 2.8%, to $284.2 million at December 31, 2013 from $292.4 million at June 30, 2013.  The decrease was primarily attributed to a decrease in interest bearing deposit accounts of $8.3 million, or 2.9%, primarily within our certificates of deposit accounts.  The decline in our certificates of deposits is reflective of depositors moving their deposits into higher yielding investments in the market.  Oconee Federal MHC’s cash is held on deposit with the Company.  We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2013.

We had no advances from the Federal Home Loan Bank of Atlanta as of December 31, 2013 or June 30, 2013. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of December 31, 2013), or approximately $40.2 million.

Total equity decreased by $749 thousand, or 1.0%, to $75.4 million at December 31, 2013 compared with $76.2 million at June 30, 2013.  The decrease in total equity is the result of the repurchase of 89,900 shares of treasury stock for $1.4 million and the payment of dividends of $1.1 million, the increase in accumulated other comprehensive loss of $537 thousand at December 31, 2013, offset partially by net income of $1.9 million.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$2,394	$1,493
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	2,394	1,493
Consumer and other loans	—	—
Total nonaccrual loans	$2,394	$1,493
Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$493
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	—	493
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	—	493
Total of nonaccrual and 90 days or more past due loans	$2,394	$1,986
Real estate owned, net:
One- to four-family	$857	$1,047
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Other	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$3,251	$3,033

Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$3,251	$3,033

Total nonperforming loans to total loans	1.06%	0.89%
Total nonperforming assets to total assets	0.90%	0.82%
Total nonperforming assets to loans and real estate owned	1.43%	1.35%

There were two additional loans totaling $205 thousand, $21 thousand related to a nonresidential church loan and the remaining $184 thousand were one- to four-family mortgage loans that were not on non-accrual but exhibited credit problems and were therefore evaluated for potential impairment as part of our allowance for loan loss determination.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $35 thousand and $51 thousand for the six months ended December 31, 2013 and 2012, respectively.  Interest of $25 thousand and $21 thousand was recognized on these loans and is included in net income for the six months ended December 31, 2013 and 2012, respectively.

The increase in the ratio of nonperforming loans to total loans was primarily the result of the increase in nonperforming loans to $2.4 million at December 31, 2013 from $2.0 million at June 30, 2013.  The increase in nonperforming loans was primarily related to three large balance loans, totaling approximately $1.5 million that became past due 90 days during the six months ended December 31, 2013.  All nonperforming loans, regardless of size, are evaluated by management for impairment.

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

	For the Three Months Ended
	December 31, 2013				December 31, 2012
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$223,089		$2,870	5.15%	$239,138		$3,234	5.41%
Investment securities	96,691		381	1.58	80,836		273	1.35
Interest-bearing deposits	27,704		15	0.22	47,172		20	0.17
Total interest-earning assets	347,484		3,266	3.76	367,146		3,527	3.84
Noninterest-earning assets	15,807				7,921
Total assets	$363,291				$375,067

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$19,187		$3	0.06%	$15,780		$3	0.08%
Money market deposits	12,742		6	0.19	11,497		6	0.21
Regular savings and other deposits	39,605		18	0.18	34,498		50	0.58
Certificates of deposit	210,113		356	0.67	223,906		509	0.90
Total interest-bearing deposits	281,647		383	0.54	285,681		568	0.79
Total interest-bearing liabilities	281,647				285,681
Noninterest bearing deposits	4,988				4,854
Other noninterest-bearing liabilities	1,354				2,141
Total liabilities	287,989				292,676
Equity	75,302				82,391
Total liabilities and equity	$363,291				$375,067

Net interest income			$2,883				$2,959
Interest rate spread				3.22%				3.05%
Net interest margin				3.32%				3.22%
Average interest-earning assets to average interest-bearing liabilities	1.23	X			1.29	X

	For the Six Months Ended
	December 31, 2013				December 31, 2012
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$222,350		$5,722	5.15%	$243,596		$6,604	5.42%
Investment securities	97,876		751	1.53	77,161		540	1.40
Interest-bearing deposits	29,441		29	0.20	47,514		38	0.16
Total interest-earning assets	349,667		6,502	3.72	368,271		7,182	3.90
Noninterest-earning assets	15,630				8,136
Total assets	$365,297				$376,407

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$19,029		$6	0.06%	$16,818		$6	0.07%
Money market deposits	12,507		13	0.21	11,778		13	0.22
Regular savings and other deposits	39,498		34	0.17	34,488		112	0.64
Certificates of deposit	212,793		758	0.71	224,518		1,062	0.94
Total interest-bearing deposits	283,827		811	0.57	287,602		1,193	0.82
Total interest-bearing liabilities	283,827				287,602
Noninterest bearing deposits	4,478				4,191
Other noninterest-bearing liabilities	1,404				2,075
Total liabilities	289,709				293,868
Equity	75,589				82,539
Total liabilities and equity	$365,298				$376,407

Net interest income			$5,691				$5,989
Interest rate spread				3.15%				3.08%
Net interest margin				3.26%				3.25%
Average interest-earning assets to average interest-bearing liabilities	1.23	X			1.28	X

Comparison of Operating Results for the Three Months Ended December 31, 2013 and December 31, 2012

General. We recognized net income of $1.0 million for the three months ended December 31, 2013 as compared to net income of $1.1 million for the three months ended December 31, 2012.  The slight decrease of $93 thousand was primarily attributable to a decrease in net interest income after provision for loan losses of $100 thousand, or 3.3%, and an increase in noninterest expense of $269 thousand, or 20.5%, partially offset by an increase in noninterest income of $188 thousand, or 361.5%.

Interest Income. Interest income decreased by $261 thousand, or 7.4%, to $3.3 million for the three months ended December 31, 2013 from $3.5 million for the three months ended December 31, 2012.  The decrease reflected a decrease in the average yield on interest earning assets of 8 basis points to 3.76% for the three months ended December 31, 2013 from 3.84% for the three months ended December 31, 2012 and a decrease in the average balance of interest earning assets of $19.7 million, or 5.4%, to $347.5 million for the three months ended December 31, 2013 from $367.1 million for the three months ended December 31, 2012.

Interest income on loans decreased by $364 thousand, or 11.3%, to $2.9 million for the three months ended December 31, 2013 from $3.2 million for the three months ended December 31, 2012.  The decrease resulted from a decrease in the average balances of loans of $16.0 million, or 6.7%, to $223.1 million for the three months ended December 31, 2013 from $239.1 million for the three months ended December 31, 2012 and a decrease in the yield on loans of 26 basis points to 5.15% for the three months ended December 31, 2013 from 5.41% for the three months ended December 31, 2012.  Interest income on investment securities increased by $108 thousand, or 39.6%, to $381 thousand for the three months ended December 31, 2013 from $273 thousand for the three months ended December 31, 2012.  The increase reflected an increase in the average balance of securities of $15.9 million, or 19.6%, to $96.7 million for the three months ended December 31, 2013 from $80.8 million for the three months ended December 31, 2012 and an increase of 23 basis points in the yield on securities to 1.58% from 1.35%.  The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand.

Interest Expense. Interest expense decreased $185 thousand, or 32.6%, to $383 thousand for the three months ended December 31, 2013 from $568 thousand for the three months ended December 31, 2012.  The decrease reflected a decrease of 25 basis points in the average rate paid on deposits for the three months ended December 31, 2013 to 0.54% from 0.79% for the three months ended December 31, 2012 and a decrease in the average balances of interest bearing deposits of $4.1 million, or 1.4%, to $281.6 million for the three months ended December 31, 2013 from $285.7 million for the three months ended December 31, 2012.  The largest decrease in interest expense came from certificates of deposit, which decreased $153 thousand, or 30.1%, to $356 thousand for the three months ended December 31, 2013 from $509 thousand for the same period in 2012.  The decrease is reflective of a decrease of $13.8 million, or 6.2%, in the average balance of certificates of deposit to $210.1 million for the three months ended December 31, 2013 from $223.9 million for the three months ended December 31, 2012 and a decrease of 23 basis points in the average rate paid on such deposits to 0.67% from 0.90% for the same periods ended.

Net Interest Income. Net interest income before the provision for loan losses decreased by $76 thousand, or 2.6%, to $2.9 million for the three months ended December 31, 2013 from $3.0 million for the three months ended December 31, 2012.  Although both our interest rate spread and net interest margin have increased over the same period in 2012, our ratio of average interest-earning assets to average interest-bearing liabilities has declined to 1.23X for the three months ended December 31, 2013 from 1.29X for the three months ended December 31, 2012.  The decline in this ratio indicates that the decline in our average interest-earning assets exceeded that of our interest-bearing liabilities from the three months ended December 31, 2012 to the same period in 2013. This decline overcame the positive increases in our interest rate spread and net interest margin.  Our interest rate spread and net interest margin increased to 3.22% and 3.32%, respectively, for the three months ended December 31, 2013 from 3.05% and 3.22%, respectively, for the three months ended December 31, 2012.

Provision for Loan Losses. We recorded a negative provision for loan losses of $40 thousand for the three months ended December 31, 2013, compared with a negative provision of $64 thousand for the three months ended December 31, 2012.  Our negative provision for the three months ended December 31, 2013 is a result of relatively low charge offs and an improvement in our credit quality since the three months ended September 30, 2013 and the amount of impairment determined our loans designated as impaired.  At September 30, 2013, impaired loans were $3.2 million and the amount of allowance allocated to those impaired loans was $110 thousand.  At December 31, 2013, our impaired loans declined to $2.6 million and the amount of allowance allocated to those impaired loans was $58 thousand. Net charge-offs for the three months ended December 31, 2013 were $4 thousand compared to $67 thousand for the three months ended December 31, 2012.  Our allowance for loan losses was $788 thousand at December 31, 2013 and $751 thousand at June 30, 2013.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2013 and 2012.

Noninterest Income. Noninterest income for the three months ended December 31, 2013 was $240 thousand compared with $52 thousand for the same period in 2012.  The increase reflected gain on sales of securities of $145 thousand for the three months ended December 31, 2013 as compared with $14 thousand for the three months ended December 31, 2012 as we sold more investments during the three months ended December 31, 2013 than we did during the same period in 2012.  Additionally, the increase reflected an increase of $75 thousand of income on bank owned life insurance, which is included in other noninterest income.  In April 2013, the Company purchased an additional $8.0 million in bank owned life insurance.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2013 increased by $269 thousand, or 20.5%, to $1.6 million from $1.3 million, over the same period in 2012.  The increase to the Company’s noninterest expense primarily resulted from increases in salaries and employee benefits of $171 thousand, or 20.8%, professional and supervisory fees of $47 thousand, or 48.4%, and other noninterest expenses of $37 thousand, or 52.1%.  The increase in salaries and employee benefits reflected an increase in compensation expense associated with our ESOP of $162 thousand for the three months ended December 31, 2013 as compared with $85 thousand for the three months ended December 31, 2012, salary increases for certain senior level officers, and normal employee salary increases.  Compensation expense related to our ESOP increased as a result of an increase in discretionary contributions by the Association to the ESOP.

Income Tax Expense. Income tax expense for the three months ended December 31, 2013 was $568 thousand compared with $656 thousand for the three months ended December 31, 2012.  Our effective income tax rate decreased to 35.9% for the three months ended December 31, 2013 from 37.2% for the three months ended December 31, 2012.  The decrease in effective tax rates is largely due to income on bank owned life insurance, which is non-taxable for income tax purposes and represents a permanent difference between book and taxable income.

Comparison of Operating Results for the Six months Ended December 31, 2013 and December 31, 2012

General. We recognized net income of $1.9 million for the six months ended December 31, 2013 as compared to net income of $2.1 million for the six months ended December 31, 2012.  The decrease of $190 thousand, or 8.9%, was primarily attributable to a decrease in net interest income after provision for loan losses of $263 thousand, or 4.4%, and an increase in noninterest expense of $356 thousand, or 13.7%, partially offset by an increase in noninterest income of $184 thousand, or 153.3%.

Interest Income. Interest income decreased by $680 thousand, or 9.5%, to $6.5 million for the six months ended December 31, 2013 from $7.2 million for the six months ended December 31, 2012.  The decrease was primarily the result of a decrease in the average yield on interest earning assets of 18 basis points to 3.72% for the six months ended December 31, 2013 from 3.90% for the six months ended December 31, 2012 and a decrease in the average balance of interest earning assets of $18.6 million, or 5.1%, to $349.7 million for the six months ended December 31, 2013 from $368.3 million for the six months ended December 31, 2012.

Interest income on loans decreased by $882 thousand, or 13.4%, to $5.7 million for the six months ended December 31, 2013 from $6.6 million for the six months ended December 31, 2012.  The decrease resulted from a decrease in the average balances of loans of $21.2 million, or 8.7%, to $222.4 million for the six months ended December 31, 2013 from $243.6 million for the six months ended December 31, 2012 and a decrease in the yield on loans of 27 basis points to 5.15% for the six months ended December 31, 2013 from 5.42% for the six months ended December 31, 2012.  Interest income on investment securities increased by $211 thousand, or 39.1%, to $751 thousand for the six months ended December 31, 2013 from $540 thousand for the six months ended December 31, 2012.  The increase reflected an increase in the average balance of securities of $20.7 million, or 26.9%, to $97.9 million for the six months ended December 31, 2013 from $77.2 million for the six months ended December 31, 2012 and an increase of 13 basis points in the yield on securities to 1.53% from 1.40%.  The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand.

Interest Expense. Interest expense decreased $382 thousand, or 32.0%, to $811 thousand for the six months ended December 31, 2013 from $1.2 million for the six months ended December 31, 2012.  The decrease reflected a decrease of 25 basis points in the average rate paid on deposits for the six months ended December 31, 2013 to 0.57% from 0.82% for the six months ended December 31, 2012 and a decrease in the average balances of interest-bearing deposits of $3.8 million, or 1.3%, to $283.8 million for the six months ended December 31, 2013 from $287.6 million for the six months ended December 31, 2012.  The largest decrease in interest expense came from certificates of deposit, which decreased $304 thousand, or 28.6%, to $758 thousand for the six months ended December 31, 2013 from $1.1 million for the same period.  The decrease is reflective of a decrease of $11.7 million, or 5.2%, in the average balance of certificates of deposit to $212.8 million for the six months ended December 31, 2013 from $224.5 million for the six months ended December 31, 2012 and a decrease of 23 basis points in the average rate paid on such deposits to 0.71% from 0.94% for the same periods ended.

Net Interest Income. Net interest income before the provision for loan losses decreased by $298 thousand, or 5.0%, to $5.7 million for the six months ended December 31, 2013 from $5.9 million for the six months ended December 31, 2012.  Although both our interest rate spread and net interest margin have increased over the prior year, our ratio of average interest-earning assets to average interest-bearing liabilities has declined to 1.23X for the six months ended December 31, 2013 from 1.28X for the six months ended December 31, 2012.  The decline in this ratio indicates that the decline in our average interest-earning assets exceeded that of our interest-bearing liabilities from the six months ended December 31, 2012 to the same period in 2013. This decline overcame the positive increases in our interest rate spread and net interest margin.  Our interest rate spread and net interest margin increased to 3.15% and 3.26%, respectively, for the six months ended December 31, 2013 from 3.08% and 3.25%, respectively, for the six months ended December 31, 2012.

Provision for Loan Losses. We recorded a provision for loan losses of $41 thousand for the six months ended December 31, 2013, compared with a provision of $76 thousand for the six months ended December 31, 2012.  The decrease in our provision is a related to several factors: a decline in net charge-offs as compared with the six months ended December 31, 2012, a decline in the amount of impaired loans as compared with December 31, 2012, and an overall decline in our loan balances as compared with December 31, 2012.  Our gross loans at December 31, 2013 were $226.3 million compared with $235.4 million at December 31, 2012.  Net charge-offs for the six months ended December 31, 2013 were $4 thousand compared with $67 thousand for the six months ended December 31, 2012.  Our impaired loans at December 31, 2013 were $2.6 million with a related allowance of $58 thousand as compared with impaired loans of $3.0 million with a related allowance of $159 thousand at December 31, 2012.  Our allowance for loan losses was $788 thousand at December 31, 2013 and $751 thousand at June 30, 2013.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2013 and 2012.

Noninterest Income. Noninterest income for the six months ended December 31, 2013 was $320 thousand compared with $136 thousand for the same period in 2012.  The increase reflected gain on sales of securities of $145 thousand for the six months ended December 31, 2013 as compared with $14 thousand for the six months ended December 31, 2012 as we sold more investments during the six months ended December 31, 2013 than we did during the same period in 2012.  Additionally, the increase reflected an increase of $151 thousand of income on bank owned life insurance, which is included in other noninterest income offsetting these increases was a loss on sales of real estate owned of $14 thousand for the six months ended December 31, 2013 as compared with gains on sales of other real estate owned of $66 thousand for the six months ended December 31, 2012.  In April 2013, the Company purchased an additional $8.0 million in bank owned life insurance.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2013 increased by $356 thousand, or 13.7%, over the same period in 2012.  The increase to the Company’s noninterest expense primarily resulted from increases in salaries and employee benefits of $241 thousand, or 14.9%, professional and supervisory fees of $79 thousand, or 44.9%, and other noninterest expenses of $29 thousand, or 19.6%. These increases were offset, partially, by a decrease in occupancy and equipment expenses of $10 thousand, or 3.0%.  The increase in salaries and employee benefits reflected an increase in compensation expense associated with our ESOP of $229 thousand for the six months ended December 31, 2013 as compared with $135 thousand for the six months ended December 31, 2012, salary increases for certain senior level officers ,and normal employee salary increases.  Compensation expense related to our ESOP increased as a result of an increase in discretionary contributions by the Association to the ESOP.

Income Tax Expense. Income tax expense for the six months ended December 31, 2013 was $1.1 million compared with $1.3 million for the six months ended December 31, 2012.  Our effective income tax rate decreased to 35.9% for the six months ended December 31, 2013 from 38.5% for the six months ended December 31, 2012.  The decrease in effective tax rates is largely due to income on bank owned life insurance, which is non-taxable for income tax purposes and represents a permanent difference between book and taxable income.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of December 31, 2013), or approximately $40.2 million.

Common Stock Dividend Policy.  The Company’s Board of Directors declared $0.10 per share cash dividends on its common stock on July 25, 2013 and on October 24, 2013.  Dividends were paid to stockholders of record as of August 15, 2013 and November 7, 2013.  Total dividends paid for the six months ended December 31, 2012 were $1.1 million.

Equity Compensation Plans.  On November 13, 2013, the Company issued 12,600 shares of restricted stock and 7,700 stock options to the Company’s Vice President and Controller under the existing Equity Incentive Plan.  Shares of restricted stock were issued out of the Company’s existing treasury shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   None.

(b)   Not applicable.

(c)  Issuer Repurchases.  On June 19, 2013, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company’s common stock. The repurchase authorization has no expiration date.  In connection with this repurchase authorization, the Company had purchased a total of 89,900 shares of its common stock. During the three months ended December 31, 2013, the Company did not repurchase any shares of its common stock.

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

Oconee Federal Financial Corp.

Date: February 14, 2014

/s/ T. Rhett Evatt
T. Rhett Evatt
Chairman and Chief Executive Officer

/s/ H. Allen Salter
H. Allen Salter
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of H. Allen Salter, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1

Certification of T. Rhett Evatt, Chairman Chief Executive Officer, and H. Allen Salter, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language):

(i)      Consolidated Balance Sheets

(ii)     Consolidated Statements of Income and Other Comprehensive Income

(iii)    Consolidated Statements of Shareholders’ Equity

(iv)    Consolidated Statements of Cash Flows, and

(v)     Notes to The Consolidated Financial Statements