Form 10-Q
period 2014-03-31
Oconee Federal Financial Corp.
filed 2014-05-15
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

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

There were 5,835,895 shares of Common Stock, par value $.01 per share, outstanding as of May 8, 2014.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

PART I

ITEM 1.                          FINANCIAL STATEMENTS

	March 31, 2014	June 30, 2013 (*)
	(Unaudited)
ASSETS
Cash and due from banks	$1,907	$1,362
Interest-bearing deposits	16,617	36,580
Total cash and cash equivalents	18,524	37,942
Securities held-to-maturity (fair value: at March 31, 2014 $0 and June 30, 2013 - $8,223)	—	8,039
Securities available-for-sale	100,713	87,985
Loans, net of allowance for loan losses of $829 and $751	225,481	221,163
Premises and equipment, net	3,032	3,047
Real estate owned, net	822	1,047
Accrued interest receivable
Loans	822	863
Investments	339	269
Restricted equity securities	320	449
Bank owned life insurance	8,687	8,450
Other assets	815	841
Total assets	$359,555	$370,095

LIABILITIES
Deposits
Non-interest bearing	$5,229	$4,861
Interest bearing	277,167	287,561
Total deposits	282,396	292,422
Accrued interest payable and other liabilities	1,024	1,511
Total liabilities	283,420	293,933

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,835,895 and 5,923,295 shares outstanding at March 31, 2014 and June 30, 2013	64	64
Treasury stock, at par 599,199 and 511,799 shares at March 31, 2014 and June 30, 2013	(6)	(5)
Additional paid in capital	12,119	13,413
Retained earnings	66,436	65,315
Accumulated other comprehensive loss	(610)	(559)
Unearned ESOP shares	(1,868)	(2,066)
Total shareholders’ equity	76,135	76,162
Total liabilities and shareholders’ equity	$359,555	$370,095

* Derived from audited consolidated financial statements

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Interest and dividend income:
Loans, including fees	$2,820	$3,136	$8,542	$9,740
Securities, taxable	388	296	1,139	836
Securities, tax-exempt	2	—	2	—
Federal funds sold and other	11	19	40	57
Total interest income	3,221	3,451	9,723	10,633

Interest expense:
Deposits	345	513	1,156	1,706
Total interest expense	345	513	1,156	1,706
Net interest income	2,876	2,938	8,567	8,927
Provision for loan losses	41	180	82	257

Net interest income after provision for loan losses	2,835	2,758	8,485	8,670
Noninterest income:
Service charges on deposit accounts	19	21	56	63
Gain on sales of securities	70	—	215	14
Gain (loss) on sales of real estate owned	3	—	(11)	65
Other	87	67	238	80
Total noninterest income	179	88	498	222

Noninterest expense:
Salaries and employee benefits	876	859	2,730	2,473
Occupancy and equipment	176	158	496	489
Data processing	71	65	200	193
Professional and supervisory fees	230	131	485	306
Office expense	80	71	109	117
Advertising	19	19	57	54
FDIC deposit insurance	40	40	118	107
Charitable contributions	—	1	—	2
Provision for real estate owned and related expenses	113	11	166	65
Other	68	82	270	228
Total noninterest expense	1,673	1,437	4,631	4,034

Income before income taxes	1,341	1,409	4,352	4,858
Income tax expense	486	559	1,567	1,885
Net income	$855	$850	$2,785	$2,973

Other comprehensive income (loss)
Unrealized (loss) gain on securities available-for-sale	$854	$(40)	$87	$301
Tax effect	(325)	15	(33)	(114)
Reclassification adjustment for gains realized in net income	(70)	—	(215)	(14)
Tax effect	27	—	82	5
Total other comprehensive income (loss)	486	(25)	(79)	178
Comprehensive income	$1,341	$825	$2,706	$3,151

Basic net income per share: (Note 2)	$0.15	$0.14	$0.49	$0.49
Diluted net income per share: (Note 2)	$0.15	$0.14	$0.49	$0.48
Dividends declared per share:	$0.10	$0.10	$0.30	$0.30

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at July 1, 2012	$64	$—	$20,880	$63,693	$599	$(2,252)	$82,984
Net income	—	—	—	2,973	—	—	2,973
Other comprehensive income	—	—	—	—	178	—	178
Purchase of 352,550 shares of treasury stock	—	(4)	(5,475)	—	—	—	(5,479)
Stock-based compensation expense	—	—	171	—	—	—	171
Dividends	—	—	—	(1,818)	—	—	(1,818)
ESOP shares earned	—	—	57	—	—	141	198
Balance at March 31, 2013	$64	$(4)	$15,633	$64,848	$777	$(2,111)	$79,207

Balance at July 1, 2013	$64	$(5)	$13,413	$65,315	$(559)	$(2,066)	$76,162
Net income	—	—	—	2,785	—	—	2,785
Other comprehensive loss	—	—	—	—	(79)	—	(79)
Transfers of securities from classifed as held-to-maturity to available-for-sale, net of tax of $17	—	—	—	—	28	—	28
Purchase of 97,570 shares of treasury stock (1)	—	(1)	(1,599)	—	—	—	(1,600)
Issuance of 12,600 shares of restricted stock (2)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	184	—	—	—	184
Dividends (3) (4)	—	—	—	(1,650)	—	—	(1,650)
ESOP shares earned (4)	—	—	121	(14)	—	198	305
Balance at March 31, 2014	$64	$(6)	$12,119	$66,436	$(610)	$(1,868)	$76,135

(1)         The weighted average cost of treasury shares purchased during the nine months ended was $16.02 per share.  Treasury stock repurchases were accounted for using the par value method.

(2)         On November 13, 2013, the Company granted 12,600 shares of restricted stock.  The grant date fair value of these shares was $17.16.

(3)         Cash dividends declared on July 25, 2013 were paid on August 29, 2013.  Cash dividends declared on October 24, 2013 were paid on November 21, 2013. Cash dividends declared on January 30, 2014 were paid on February 27, 2014.

(4)         Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,000 additional shares.  The portion of the dividend paid on allocated shares of approximately $14 was treated as a dividend.  The remaining portion of the dividend payment and resulting release of approximately 7,000 shares was accounted for as additional compensation expense of approximately $63 for the nine months ended March 31, 2014.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	March 31, 2014	March 31, 2013
Cash Flows From Operating Activities
Net income	$2,785	$2,973
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	82	257
Provision for real estate owned	87	3
Depreciation and amortization, net	681	858
Deferred loan fees, net	16	(262)
(Gain) loss on sales of real estate owned	11	(65)
Gain on sales of securities	(215)	(14)
Increase in cash surrender value of bank owned life insurance	(237)	(15)
ESOP compensation expense	305	198
Stock based compensation expense	184	171
Net change in operating assets and liabilities:
Accrued interest receivable	(29)	(54)
Accrued interest payable	(2)	(16)
Other	(428)	394
Net cash provided by operating activities	3,240	4,428

Cash Flows From Investing Activities
Purchases of premises and equipment	(134)	(69)
Purchases of securities held-to-maturity	(3,486)	(1,743)
Purchases of securities available-for-sale	(28,553)	(31,309)
Proceeds from maturities, paydowns and calls of securities available-for-sale	10,402	9,399
Proceeds from maturities, paydowns and calls of securities held-to-maturity	—	2,292
Proceeds from sales of securities available-for-sale	14,278	1,243
Proceeds from sales of securities held-to-maturity	2,270	—
Purchases of restricted equity securities	129	—
(Purchases) redemptions of restricted equity securities	—	115
Proceeds from sale of real estate owned	197	1,128
Loan originations and repayments, net	(4,485)	21,445
Net cash provided by (used in) investing activities	(9,382)	2,501

Cash Flows from Financing Activities
Net change in deposits	(10,026)	416
Dividends paid	(1,650)	(1,818)
Purchase of treasury stock	(1,600)	(5,479)
Net cash used in financing activities	(13,276)	(6,881)

Change in cash and cash equivalents	(19,418)	48

Cash and cash equivalents, beginning of year	37,942	47,612

Cash and cash equivalents, end of period	$18,524	$47,660

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2014 and June 30, 2013 and the results of operations and cash flows for the interim periods ended March 31, 2014 and 2013. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the year ended June 30, 2013.

(2)               EARNINGS PER SHARE (“EPS”)

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period.  ESOP shares are considered outstanding for this calculation unless unearned.  The factors used in the earnings per common share computation follow:

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Earnings per share
Net income	$855	$850	$2,785	$2,973
Less: distributed earnings allocated to participating securities	(8)	(9)	(25)	(26)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(4)	(3)	(17)	(16)
Net earnings available to common shareholders	$843	$838	$2,743	$2,931

Weighted average common shares outstanding including participating securities	5,844,087	6,202,843	5,844,865	6,339,926
Less: participating securities	(83,695)	(87,092)	(83,695)	(87,092)
Less: average unearned ESOP shares	(188,754)	(213,364)	(196,568)	(218,040)
Weighted average common shares outstanding	5,571,638	5,902,387	5,564,602	6,034,794

Basic earnings per share	$0.15	$0.14	$0.49	$0.49

Weighted average common shares outstanding	5,571,638	5,902,387	5,564,602	6,034,794
Add: dilutive effects of assumed exercises of stock options	55,607	28,208	51,379	30,200
Average shares and dilutive potential common shares	5,627,245	5,930,595	5,615,981	6,064,994

Diluted earnings per share	$0.15	$0.14	$0.49	$0.48

During the three and nine months ended March 31, 2014, 7,700 shares were considered anti-dilutive.  During the three and nine months ended March 31, 2013, no shares were considered anti-dilutive.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(3)                                 SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent.  U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises.  Investment securities at March 31, 2014 and June 30, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2014
Available-for-sale:
FHLMC common stock	$20	$294	$—	$314
Preferred stock (1)	271	27	—	298
Certificates of deposit	6,723	18	(10)	6,731
Municipal securities	1,787	—	(31)	1,756
U.S. Government agency mortgage-backed securities	59,939	199	(1,056)	59,082
U.S. Government agency bonds	32,958	201	(627)	32,532
Total available-for-sale	$101,698	$739	$(1,724)	$100,713

June 30, 2013
Held-to-maturity:
Certificates of deposit	$3,985	$18	$(13)	$3,990
U.S. Government agency mortgage-backed securities	4,054	179	—	4,233
Total held-to-maturity	$8,039	$197	$(13)	$8,223

Available-for-sale:
FHLMC common stock	$20	$90	$—	$110
Preferred stock (1)	271	26	—	297
U.S. Government agency mortgage-backed securities	50,209	184	(866)	49,527
U.S. Government agency bonds	38,387	294	(630)	38,051
Total available-for-sale	$88,887	$594	$(1,496)	$87,985

(1) Consists of 300 shares of Southern First Bancshares, Inc. cumulative perpetual preferred stock, series T.

The following table shows securities with unrealized losses at March 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2014
Available for Sale:
Certificates of deposit	$2,231	$(10)	$—	$—	$2,231	$(10)
Municipal securities	1,256	(31)	—	—	1,256	(31)
U.S. Government agency mortgage-backed securities	28,587	(727)	6,203	(329)	34,790	(1,056)
U.S. Government agency bonds	16,460	(500)	1,873	(127)	18,333	(627)
	$48,534	$(1,268)	$8,076	$(456)	$56,610	$(1,724)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

At March 31, 2014, there were thirteen U.S. Government agency securities, twenty-nine U.S. Government agency mortgage-backed securities, three municipal securities, and nine certificates of deposits with unrealized losses.  One U.S. Government agency security and six U.S. Government agency mortgage-backed securities had unrealized losses for more than twelve months.  None of the unrealized losses for these securities have been recognized into net income for the nine months ended March 31, 2014 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value of these securities is expected to recover as they approach their maturity date or reset date.  None of the unrealized losses at June 30, 2013 were recognized as having other-than-temporary impairments (“OTTI”) during the three and nine months ended March 31, 2014.

There were no securities at June 30, 2013 with unrealized losses that had been in an unrealized loss position for twelve continuous months or more.

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

The amortized cost and fair value of debt securities classified available-for-sale and held-to-maturity at March 31, 2014 by contractual maturity are summarized as follows:

	March 31, 2014		June 30, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Less than one year	$5,015	$5,050	$996	$997
Due from one to five years	20,469	20,562	26,178	26,437
Due from five to ten years	11,253	10,910	11,198	10,800
Due after ten years	4,731	4,497	4,000	3,807
Mortgage backed securities	59,939	59,082	54,263	53,760
Total	$101,407	$100,101	$96,635	$95,801

The following table presents the gross proceeds from sales of securities available-for-sale and held-to-maturity and gains or losses recognized for the three and nine months ended March 31, 2014 and 2013:

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Available for Sale:
Proceeds	$3,420	$—	$14,278	$1,243
Gross gains	70	—	163	14
Gross losses	—	—	(30)	—
Held-to-maturity:
Proceeds	$—	$—	$2,270	$—
Gross gains	—	—	82	—
Gross losses	—	—	—	—
Total:
Proceeds	$3,420	$—	$16,548	$1,243
Gross gains	$70	$—	$245	$14
Gross losses	$—	$—	$(30)	$—

During the nine months ended March 31, 2014, the Company sold two securities classified as held-to-maturity.  One of those securities was a GNMA mortgage-backed security for which at least 85 percent of its original principal amount had been repaid.  The second security was also a GNMA mortgage-backed security.  Because the Company determined that it no longer had the positive intent to hold its investment in securities classified as held-to-maturity for an indefinite period of time because of the Company’s desire to have more flexibility in managing the investment portfolio, all of the Company’s securities classified as held-to-maturity were transferred to the available-for-sale category.  The securities transferred had a total amortized cost of $7.8 million, with unrealized gross gains of $56 and unrealized gross losses of $11 at the time of transfer.  The net unrealized gain of $45 was added to other comprehensive income at the time of transfer.

(4)               LOANS

The components of loans at March 31, 2014 and June 30, 2013 were as follows:

	March 31, 2014	June 30, 2013
Real estate loans:
One-to-four family	$207,801	$204,397
Multi-family	253	258
Home equity	239	292
Nonresidential	8,567	8,521
Construction and land	9,997	8,735
Total real estate loans	226,857	222,203
Consumer and other loans	683	925
Total loans	227,540	223,128
Net deferred loan fees	(1,230)	(1,214)
Allowance for loan losses	(829)	(751)
Loans, net	$225,481	$221,163

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2014 and 2013 and the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at March 31, 2014 and 2013:

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Three Months Ended March 31, 2014

	Real estate
	One-to- four family	Multi- family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$701	$4	$1	$51	$30	$1	$788
Provision	39	—	—	—	1	1	41
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$740	$4	$1	$51	$31	$2	$829

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$81	$—	$—	$—	$—	$—	$81
Collectively evaluated for impairment	659	4	1	51	31	2	748
Total ending allowance balance	$740	$4	$1	$51	$31	$2	$829

Loans:
Loans individually evaluated for impairment	$2,470	$—	$—	$—	$—	$—	$2,470
Loans collectively evaluated for impairment	205,331	253	239	8,567	9,997	683	225,070
Total ending loans balance	$207,801	$253	$239	$8,567	$9,997	$683	$227,540

Nine Months Ended March 31, 2014

	Real estate
	One-to- four family	Multi- family	Home Equity	Nonresidential	Construction and land	Consumer	Total
Beginning balance	$665	$4	$1	$52	$27	$2	$751
Provision	79	—	—	(1)	4	—	82
Charge-offs	(4)	—	—	—	—	—	(4)
Recoveries	—	—	—	—	—	—	—
Ending balance	$740	$4	$1	$51	$31	$2	$829

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Three Months Ended March 31, 2013

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

Nine Months Ended March 31, 2013

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio segment at March 31, 2014 and June 30, 2013, including the average recorded investment balance and interest earned for the nine months ended March 31, 2014 and year ended June 30, 2013:

	March 31, 2014					June 30, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$830	$830	$—	$1,282	$12	$1,734	$1,734	$—	$1,202	$27
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	830	830	—	1,282	12	1,734	1,734	—	1,202	27
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$830	$830	$—	$1,282	$12	$1,734	$1,734	$—	$1,202	$27

With recorded allowance:
Real estate loans:
One-to-four family	$1,640	$1,640	$81	$946	$52	$252	$252	$27	$1,033	$6
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	1,640	1,640	81	946	52	252	252	27	1,033	6
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$1,640	$1,640	$81	$946	$52	$252	$252	$27	$1,033	$6

Totals:
Real estate loans	$2,470	$2,470	$81	$2,228	$64	$1,986	$1,986	$27	$2,235	$33
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$2,470	$2,470	$81	$2,228	$64	$1,986	$1,986	$27	$2,235	$33

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans at March 31, 2014 and June 30, 2013 by portfolio segment of loans:

March 31, 2014

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One-to-four family	$5,625	$1,436	$1,690	$8,751	$199,050	$207,801	$—
Multi-family	—	—	—	—	253	253	—
Home equity	—	—	—	—	239	239	—
Nonresidential	21	—	—	21	8,546	8,567	—
Construction and land	—	—	—	—	9,997	9,997	—
Total real estate loans	5,646	1,436	1,690	8,772	218,085	226,857	—
Consumer and other loans	—	—	—	—	683	683	—
Total	$5,646	$1,436	$1,690	$8,772	$218,768	$227,540	$—

June 30, 2013

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One-to-four family	$5,932	$2,397	$1,726	$10,055	$194,342	$204,397	$493
Multi-family	—	—	—	—	258	258	—
Home equity	30	—	—	30	262	292	—
Nonresidential	—	—	—	—	8,521	8,521	—
Construction and land	—	—	—	—	8,735	8,735	—
Total real estate loans	5,962	2,397	1,726	10,085	212,118	222,203	493
Consumer and other loans	1	—	—	1	924	925	—
Total	$5,963	$2,397	$1,726	$10,086	$213,042	$223,128	$493

At March 31, 2014, nonaccrual loans were $2,288, of which $1,690 are classified in the “90 Days or More” category and $598 were classified in the “60-89 Days Past Due” category.  Nonaccrual loans at June 30, 2013 were $1,493.  All of these loans were past due 90 days or more except one loan of $73 classified in the “30-59 Days Past Due” category and one loan in the “60-89 Days Past Due” category with a carrying amount of $187.  There were no troubled debt restructures at March 31, 2014 or June 30, 2013.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

At March 31, 2014 and June 30, 2013, and based on the most recent analyses performed, the loan grade for each loan by portfolio segment is as follows:

	Real estate
	One-to-four family		Multi-family		Home Equity		Nonresidential
	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013

Pass	$205,331	$202,411	$253	$258	$239	$292	$8,567	$8,521
Special mention	182	—	—	—	—	—	—	—
Substandard	2,288	1,986	—	—	—	—	—	—
Total	$207,801	$204,397	$253	$258	$239	$292	$8,567	$8,521

	Real estate
	Construction and Land		Consumer		Total
	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013

Pass	$9,997	$8,735	$683	$925	$225,070	$221,142
Special mention	—	—	—	—	182	—
Substandard	—	—	—	—	2,288	1,986
Total	$9,997	$8,735	$683	$925	$227,540	$223,128

Loans were evaluated for appropriate risk ratings as of March 31, 2014 on April 7, 2014.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

          Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and June 30, 2013 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 2)
	March 31, 2014	June 30, 2013
Financial assets:
Securities available-for-sale	$100,713	$87,985
Total financial assets	$100,713	$87,985

          Presented in the table below are assets measured at fair value on a non-recurring basis using level 3 inputs at March 31, 2014 and June 30, 2013:

	Fair Value Measurements
	(Level 3)	(Level 3)
	March 31, 2014	June 30, 2013
Financial assets:
Impaired real estate loans, with specific allocations:
One-to-four-family	$1,559	225

Non-financial assets:
Real estate owned, net:
One-to-four family	822	1,047
Total non-financial assets	822	1,047
Total assets measured at fair value on a non-recurring basis	$2,381	$1,272

          Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,559 and $225 at March 31, 2014 and June 30, 2013, respectively.  The carrying values included a valuation allowance of $81 and $27, respectively, resulting in an increase in the provision for loan loss of $7 for the nine months ended March 31, 2014.

          Real estate owned is carried at the lower of carrying value or fair value less costs to sell.  The outstanding balances of real estate owned and their respective valuation allowances at March 31, 2014 and June 30, 2013 were $909 and $87 and $1,047 and $0, respectively.  During the three and nine months ended March 31, 2014, write downs of $87 were recorded on real estate owned.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

          The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2014:

	Level 3 Quantitative Information at March 31, 2013
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Impaired real estate loans net, with specific allocations:
One-to-four family	$1,559	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)

Real estate owned:
One-to-four family	$822	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

          Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully.  The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2014 and June 30, 2013 are summarized below:

	March 31, 2014
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$100,713	$—	$100,713	$—	$100,713
Loans, net	225,481	—	—	230,852	230,852
Restricted equity securities (1)	320	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$282,396	$78,490	$204,552	$—	$283,042

	June 30, 2013
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$87,985	$—	$87,985	$—	$87,985
Securities held-to-maturity	8,039	—	8,223	—	8,223
Loans, net	221,163	—	—	229,745	229,745
Restricted equity securities (1)	449	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$292,422	$74,471	$218,395	$—	$292,866

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

          Participants receive the shares at the end of employment.  During the nine months ended March 31, 2014, $75 of discretionary contributions were made to the ESOP for debt retirement, which resulted in an additional $91 of compensation expense.  ESOP compensation expense recognized for the three and nine months ended March 31, 2014 was $76 and $305, respectively.  The expense recognized for the three and nine months ended March 31, 2013 was $63 and $198, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at March 31, 2014 and June 30, 2013 were as follows:

	March 31, 2014	June 30, 2013
Committed to be released to participants	4,372	9,064
Allocated to participants	57,902	33,211
Unearned	186,568	206,567
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$3,236,955	$3,059,257

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

On November 13, 2013, the compensation committee of the board of directors approved the issuance of 7,700 stock options to purchase Company stock and 12,600 shares of restricted stock to one of the Company’s officers.  Stock options and restricted stock have vesting periods of 7 years, a percentage of which and vests annually at each anniversary date of grant.  Stock options expire ten years after issuance.  Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the nine months ended March 31, 2014:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - July 1, 2013	233,286	$11.58
Granted	7,700	17.16
Exercised	—	—
Forfeited	—	—
Outstanding - March 31, 2014	240,986	$11.76	8.13	$1,347,523
Fully vested and exercisable at March 31, 2014	42,214	$11.58	8.13	$243,575
Expected to vest in future periods	198,772
Fully vested and expected to vest - March 31, 2014	240,986	$11.76	8.13	$1,347,523

(1)  Based on closing price of $17.35 per share on March 31, 2014.

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

The fiscal weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below:

	2014	2012
Risk-free interest rate	2.32%	1.54%
Expected dividend yield	2.33%	3.45%
Expected stock volatility	15.5	15.3
Expected life (years)	8	8
Fair value	$2.46	$1.00

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned.  There were 32,105 and 31,689 options that were earned during the nine months ended March 31, 2014 and 2013, respectively.  Stock-based compensation expense for stock options for the three and nine months ended March 31, 2014 and 2013 was $11 and $33 and $10 and $32, respectively.  Total unrecognized compensation cost related to stock options was $167 at March 31, 2014 and is expected to be recognized over a weighted-average period of 3.8 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2014:

March 31, 2014
Balance - beginning of year	71,095
Granted	12,600
Forfeited	—
Vested	—
Balance - end of period	83,695
Weighted average grant date fair value	$12.29

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  The weighted-average grant date fair value of restricted stock granted on April 27, 2012 was $11.58 per share or $1,009.  The weighted-average grant date fair value of restricted stock granted on November 13, 2013 was $17.16 per share or $216.  Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended March 31, 2014 and 2013 was $53 and $151 and $46 and $139, respectively.  Unrecognized compensation expense for nonvested restricted stock awards was $842 at March 31, 2014 and is expected to be recognized over a weighted-average period of 4.0 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(8)                                 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Cash paid during the period for:
Interest paid	$1,158	$1,722
Income taxes paid	$1,955	$1,647
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$69	$1,453
Unrealized gains (losses) on securities available-for-sale, net	$(79)	$178
Transfer from securities held-to-maturity to available-for-sale	$7,805	$—
Unrealized gains on securities held-to-maturity transferred to available-for-sale	$45	$—

(9)                                 SUBSEQUENT EVENTS

On April 24, 2014, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend will be payable to stockholders of record as of May 8, 2014, and will be paid on or about May 22, 2014.

(10)                          MERGER

On February 26, 2014, the Company and its wholly-owned subsidiary, Oconee Federal Savings and Loan Association (“Oconee Federal”), and Oconee Federal, MHC (“Oconee MHC”), the Company’s parent and Stephens Federal Bank, a federally chartered mutual savings bank (“Stephens Federal”) entered into a definitive merger agreement (as amended, the “Merger Agreement”). On May 6, 2014, the Merger Agreement was amended to change the contemplated structure of the Merger Agreement.  The Merger Agreement’s terms stipulate that Stephens Federal will undergo a full Supervisory Conversion from a mutual savings bank to a federally chartered stock savings bank.  Concurrent with the Supervisory Conversion, Stephens Federal will merge with and into Oconee Federal with Oconee Federal as the surviving institution, and the separate existence of Stephens Federal will cease.  Additionally, at the time of the merger, the Company will issue to Oconee MHC a number of shares of OFED Common Stock equal to the quotient of (i) the Valuation of Stephens Federal as prepared by an independent third party, divided by (ii) the average of the closing sales price of a share of OFED Common Stock, as reported on the Nasdaq stock market, for the twenty (20) consecutive trading days ending on the second trading day preceding the Effective Time of the Merger, and each share of the common stock of Stephens Federal issued pursuant to the Supervisory Conversion and outstanding immediately prior to the Effective Time shall cease to be outstanding and shall immediately be canceled and retired and cease to exist.

The closing of the merger is subject to the approval of both the Office of the Comptroller of Currency and the Federal Reserve Board.  The respective applications to both regulatory agencies have been filed as of May 8, 2014.  The approval and closing of the merger is expected to occur in late July or August.  Based on preliminary estimates, the merger is expected to increase total assets by approximately $150 million, although final amounts are subject to change.  The merger will be accounted for as an acquisition of a business using acquisition accounting, which requires that all identifiable assets and liabilities to be recorded at fair value, including any intangible assets and liabilities.

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

•                  changes in the level of government support of housing finance;

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

•                  our businesses may not be combined successfully, or such combination may take longer to accomplish than expected;

•                  the growth opportunities and cost savings from the acquisition of Stephens Federal may not be fully realized or may take longer to realize than expected;

•                  our ability to manage increased expenses following the acquisition of Stephens Federal, including salary and employee benefit expenses and occupation expenses;

•                  operating costs, customer losses and business disruption following the acquisition of Stephens Federal, including adverse effects of relationships with employees, may be greater than expected;

•                  our ability to attract and maintain deposits, including former depositors of Stephens Federal;

•                  changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

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

•                  other changes in our financial condition or results of operations that reduce capital available to pay dividends;

•                  other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

•                  other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

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

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

          Our total assets decreased by $10.5 million, or 2.8%, to $360.0 million at March 31, 2014 from $370.1 million at June 30, 2013.  A substantial portion of this decrease is reflected in the decrease in cash and cash equivalents of $19.4 million, or 51.2%, offset partially by an increase in investment securities of $4.7 million, or 4.9%, and an increase in net loans of $4.3 million, or 2.0%.  The decrease in cash is primarily reflective of an increase in loan demand and a decline in loan pay-offs for the nine months ended March 31, 2014, an increase in purchases of investment securities, and a $10.4 million decrease in interest bearing deposits.  Total equity decreased by $27 thousand to $76.1 million at March 31, 2014 compared with $76.2 million at June 30, 2013.

          Total gross loans increased by $4.4 million, or 2.0%, to $227.5 million at March 31, 2014 from $223.1 million at June 30, 2013.  Our one-to-four family real estate loans increased by $3.4 million, or 1.7%, to $207.8 million at March 31, 2014 from $204.4 million at June 30, 2013.  Construction and land loans increased by $1.3 million, or 14.4%, to $10.0 million at March 31, 2014 from $8.7 million at June 30, 2013.  These increases are a reflection of increasing demand in our market area.  As mortgage rates have trended upward, our rates offered on one-to-four family mortgage loans have become more competitive in the market leading to an increase in demand and a reduction in loan pay-offs stemming from borrower refinances with other institutions.  The increase in one-to-four family and construction and land loans was offset by declines in home equity and consumer loans.

          Deposits decreased by $10.0 million, or 3.4%, to $282.4 million at March 31, 2014 from $292.4 million at June 30, 2013.  The decrease was primarily attributed to a decrease in interest bearing deposit accounts of $10.4 million, or 3.6%, primarily within our certificates of deposit accounts.  The decline in our certificates of deposits is reflective of depositors moving their deposits into higher yielding investments in the market.  Oconee Federal MHC’s cash is held on deposit with the Company.  We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2014.

          We had no advances from the Federal Home Loan Bank of Atlanta as of March 31, 2014 or June 30, 2013. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of March 31, 2014), or approximately $39.6 million.

          Total equity decreased by $27 thousand, or 0.04%, to $76.1 million at March 31, 2014 compared with $76.2 million at June 30, 2013.  The decrease in total equity is the result of the repurchase of 97,570 shares of treasury stock for $1.6 million, the payment of dividends of $1.7 million, and the increase in accumulated other comprehensive loss of $51 thousand at March 31, 2014, mostly offset by net income of $2.8 million for the nine months ended March 31, 2014.

Nonperforming Assets

          The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2014	June 30, 2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,288	$1,493
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	2,288	1,493
Consumer and other loans	—	—
Total nonaccrual loans	$2,288	$1,493
Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family	$—	$493
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	—	493
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	—	493
Total of nonaccrual and 90 days or more past due loans	$2,288	$1,986
Real estate owned, net:
One-to-four family	$822	$1,047
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Other	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$3,110	$3,033

Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$3,110	$3,033

Total nonperforming loans to total loans	1.01%	0.89%
Total nonperforming assets to total assets	0.87%	0.82%
Total nonperforming assets to loans and real estate owned	1.36%	1.35%

          Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $33 thousand and $11 thousand for the nine months ended March 31, 2014 and 2013, respectively.  Interest of $64 thousand and $22 thousand was recognized on these loans and is included in net income for the nine months ended March 31, 2014 and 2013, respectively.

          The increase in the ratio of nonperforming loans to total loans was primarily the result of the increase in nonperforming loans to $2.3 million at March 31, 2014 from $2.0 million at June 30, 2013.  The increase in nonperforming loans was primarily related to three large balance loans, totaling approximately $1.5 million, that became past due 90 days during the nine months ended March 31, 2014.  All nonperforming loans, regardless of size, are evaluated by management for impairment.  In cases where there is more than one loan under the same relationship, all loans within that relationship are evaluated for impairment.  Therefore, total impaired loans may exceed total nonperforming loans.  Additionally, any loan or loan relationship exhibiting signs of potential impairment are evaluated for impairment, even if those loans are currently performing.

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

	For the Three Months Ended
	March 31, 2014				March 31, 2013
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$225,298		$2,820	5.01%	$230,629		$3,136	5.44%
Investment securities, taxable	99,628		388	1.56	86,589		296	1.37
Investment securities, tax-free	250		2	3.20	—		—	—
Interest-bearing deposits	19,790		11	0.22	47,509		19	0.16
Total interest-earning assets	344,966		3,221	3.73	364,727		3,451	3.78
Noninterest-earning assets	14,457				12,273
Total assets	$359,423				$377,000

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$19,033		$3	0.06%	$17,553		$3	0.07%
Money market deposits	13,562		7	0.20	11,675		6	0.20
Regular savings and other deposits	39,697		37	0.38	35,946		42	0.46
Certificates of deposit	205,880		298	0.59	222,381		462	0.82
Total interest-bearing deposits	278,172		345	0.50	287,555		513	0.71
Total interest-bearing liabilities	278,172				287,555
Noninterest bearing deposits	4,692				5,846
Other noninterest-bearing liabilities	1,113				1,971
Total liabilities	283,977				295,372
Equity	75,446				81,628
Total liabilities and equity	$359,423				$377,000

Net interest income			$2,876				$2,938
Interest rate spread				3.23%				3.08%
Net interest margin				3.33%				3.22%
Average interest-earning assets to average interest-bearing liabilities	1.24	X			1.27	X

	For the Nine Months Ended
	March 31, 2014				March 31, 2013
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$223,333		$8,542	5.10%	$239,273		$9,740	5.43%
Investment securities	98,460		1,139	1.54	80,303		836	1.39
Investment securities, tax-free	83		2	3.20			—	—
Interest-bearing deposits	26,224		40	0.20	47,513		57	0.16
Total interest-earning assets	348,100		9,723	3.72	367,089		10,633	3.86
Noninterest-earning assets	15,556				8,768
Total assets	$363,656				$375,857

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$19,030		$9	0.06%	$17,063		$9	0.07%
Money market deposits	12,859		19	0.20	11,744		19	0.22
Regular savings and other deposits	39,565		113	0.38	34,974		153	0.58
Certificates of deposit	210,489		1,015	0.64	223,806		1,525	0.91
Total interest-bearing deposits	281,943		1,156	0.55	287,587		1,706	0.79
Total interest-bearing liabilities	281,943				287,587
Noninterest bearing deposits	4,685				4,199
Other noninterest-bearing liabilities	1,302				2,066
Total liabilities	287,930				293,852
Equity	75,726				82,005
Total liabilities and equity	$363,656				$375,857

Net interest income			$8,567				$8,927
Interest rate spread				3.18%				3.07%
Net interest margin				3.28%				3.24%
Average interest-earning assets to average interest-bearing liabilities	1.23	X			1.28	X

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

General. We recognized net income of $855 thousand for the three months ended March 31, 2014 as compared to net income of $850 thousand for the three months ended March 31, 2013.  The slight increase of $5 thousand was primarily attributable to an increase in net interest income after the provision for loan losses of $77 thousand and an increase in noninterest income of $91 thousand, offset partially by an increase in noninterest expense of $236 thousand.  Additionally, there was a $73 thousand decrease in income tax expense stemming from the decrease in income before taxes of $68 thousand and lower effective income tax rate of 36.2% for the three months ended March 31, 2014 compared with 39.7% for the three months ended March 31, 2013.

Interest Income. Interest income decreased by $230 thousand, or 6.7%, to $3.2 million for the three months ended March 31, 2014 from $3.5 million for the three months ended March 31, 2013.  The decrease reflected a decrease in the average yield on interest earning assets of 5 basis points to 3.73% for the three months ended March 31, 2014 from 3.78% for the three months ended March 31, 2013 and a decrease in the average balance of interest earning assets of $19.8 million, or 5.4%, to $345.0 million for the three months ended March 31, 2014 from $364.7 million for the three months ended March 31, 2013.

Interest income on loans decreased by $316 thousand, or 10.1%, to $2.8 million for the three months ended March 31, 2014 from $3.1 million for the three months ended March 31, 2013.  The decrease resulted from a decrease in the average balances of loans of $5.3 million, or 2.3%, to $225.3 million for the three months ended March 31, 2014 from $230.6 million for the three months ended March 31, 2013 and a decrease in the yield on loans of 43 basis points to 5.01% for the three months ended March 31, 2014 from 5.44% for the three months ended March 31, 2013.  Interest income on investment securities increased by $94 thousand, or 31.8%, to $390 thousand for the three months ended March 31, 2014 from $296 thousand for the three months ended March 31, 2013.  The increase reflected an increase in the average balance of securities of $13.3 million, or 15.4%, to $99.9 million for the three months ended March 31, 2014 from $86.6 million for the three months ended March 31, 2013 and an increase of 19 basis points in the yield on securities to 1.56% from 1.37%.  The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand.

Interest Expense. Interest expense decreased $168 thousand, or 32.7%, to $345 thousand for the three months ended March 31, 2014 from $513 thousand for the three months ended March 31, 2013.  The decrease reflected a decrease of 21 basis points in the average rate paid on deposits for the three months ended March 31, 2014 to 0.50% from 0.71% for the three months ended March 31, 2013 and a decrease in the average balances of interest-bearing deposits of $9.4 million, or 3.3%, to $278.2 million for the three months ended March 31, 2014 from $287.6 million for the three months ended March 31, 2013.  The largest decrease in interest expense came from certificates of deposit, which decreased $164 thousand, or 35.5%, to $298 thousand for the three months ended March 31, 2014 from $462 thousand for the same period in 2013.  The decrease is reflective of a decrease of $16.5 million, or 7.4%, in the average balance of certificates of deposit to $205.9 million for the three months ended March 31, 2014 from $222.4 million for the three months ended March 31, 2013 and a decrease of 23 basis points in the average rate paid on such deposits to 0.59% from 0.82% for the same periods ended.

Net Interest Income. Net interest income before the provision for loan losses decreased slightly by $62 thousand, or 2.1%, to $2.9 million for the three months ended March 31, 2014 and 2013.  Although both our interest rate spread and net interest margin have increased over the same period in 2013, our ratio of average interest-earning assets to average interest-bearing liabilities has declined to 1.24X for the three months ended March 31, 2014 from 1.27X for the three months ended March 31, 2013.  The decline in this ratio indicates that the decline in our average interest-earning assets exceeded that of our interest-bearing liabilities from the three months ended March 31, 2014 to the same period in 2013.  This decline offset the positive increases in our interest rate spread and net interest margin.  Our interest rate spread and net interest margin increased to 3.23% and 3.33%, respectively, for the three months ended March 31, 2014 from 3.08% and 3.22%, respectively, for the three months ended March 31, 2013.

Provision for Loan Losses. We recorded a provision for loan losses of $41 thousand for the three months ended March 31, 2014, compared with a provision of $180 thousand for the three months ended March 31, 2013.  The provision for loan losses for the three months ended March 31, 2013 was elevated as the result of net charge-offs for the three months ended March 31, 2013 of $299 thousand, which resulted primarily from one large one-to-four family residential real estate loan charge off of $277 thousand.  No charges offs were recorded for the three months ended March 31, 2014.  Although our total nonperforming loans as a percentage of total loans have increased slightly to 1.01% at March 31, 2014 as compared with 0.89% at June 30, 2013, our overall credit quality remains strong as indicated by the decline in our net charge-offs for the three months ended March 31, 2014.  Our allowance for loan losses was $829 thousand at March 31, 2014 and $751 thousand at June 30, 2013, 0.36% and 0.34% of gross loans, respectively.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2014 and 2013.

Noninterest Income. Noninterest income for the three months ended March 31, 2014 was $179 thousand compared with $88 thousand for the same period in 2013.  The increase reflected gain on sales of securities of $70 thousand for the three months ended March 31, 2014 as compared with $0 for the three months ended March 31, 2013 as we sold more investments during the three months ended March 31, 2014 than we did during the same period in 2013.  Additionally, the increase reflected an increase of $76 thousand of income on bank owned life insurance, which is included in other noninterest income.  In April 2013, the Company purchased an additional $8.0 million in bank owned life insurance.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2014 increased by $236 thousand, or 16.4%, to $1.7 million from $1.4 million for the same period in 2013.  The increase to the Company’s noninterest expense primarily resulted from increases in professional and supervisory fees of $99 thousand, or 75.6%, and provision for real estate owned and related expenses of $102 thousand, or 927.3%.  The increase in professional and supervisory fees reflects merger related costs incurred in certain due diligence performance and preparation of the regulatory applications. Total merger related expenses incurred for the three months ended March 31, 2014 was $133 thousand.  The increase in the provision for real estate owned and related expenses was primarily related to a write down of $87 thousand for the three months ended March 31, 2014 of the carrying value or real estate owned to reflect declines in the market values of certain properties held in real estate owned.

Income Tax Expense. Income tax expense for the three months ended March 31, 2014 was $486 thousand compared with $559 thousand for the three months ended March 31, 2013.  Our effective income tax rate decreased to 36.2% for the three months ended March 31, 2014 from 39.7% for the three months ended March 31, 2013.  The decrease in effective tax rates is largely due to income on bank owned life insurance, which is non-taxable for income tax purposes and represents a permanent difference between book and taxable income.

Comparison of Operating Results for the Nine Months Ended March 31, 2014 and March 31, 2013

General. We recognized net income of $2.8 million for the nine months ended March 31, 2014 as compared to net income of $3.0 million for the nine months ended March 31, 2013.  The decrease of $188 thousand, or 6.3%, was primarily attributable to a decrease in net interest income after provision for loan losses of $185 thousand, or 2.1%, and an increase in noninterest expense of $597 thousand, or 14.8%, partially offset by an increase in noninterest income of $276 thousand, or 124.3%, to $498 thousand from $22 thousand.

Interest Income. Interest income decreased by $910 thousand, or 8.6%, to $9.7 million for the nine months ended March 31, 2014 from $10.6 million for the nine months ended March 31, 2013.  The decrease was primarily the result of a decrease in the average yield on interest earning assets of 14 basis points to 3.72% for the nine months ended March 31, 2014 from 3.86% for the nine months ended March 31, 2013 and a decrease in the average balance of interest earning assets of $19.0 million, or 5.2%, to $348.1 million for the nine months ended March 31, 2014 from $367.1 million for the nine months ended March 31, 2013.

Interest income on loans decreased by $1.2 million, or 12.3%, to $8.5 million for the nine months ended March 31, 2014 from $9.7 million for the nine months ended March 31, 2013.  The decrease resulted from a decrease in the average balances of loans of $15.9 million, or 6.7%, to $223.3 million for the nine months ended March 31, 2014 from $239.3 million for the nine months ended March 31, 2013 and a decrease in the yield on loans of 33 basis points to 5.10% for the nine months ended March 31, 2014 from 5.43% for the nine months ended March 31, 2013.  Interest income on investment securities increased by $305 thousand, or 36.5%, to $1.1 million for the nine months ended March 31, 2014 from $836 thousand for the nine months ended March 31, 2013.  The increase reflected an increase in the average balance of securities of $18.3 million, or 22.8%, to $98.5 million for the nine months ended March 31, 2014 from $80.3 million for the nine months ended March 31, 2013 and an increase of 15 basis points in the yield on securities to 1.54% from 1.39%.  The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand.

Interest Expense. Interest expense decreased $550 thousand, or 32.2%, to $1.2 million for the nine months ended March 31, 2014 from $1.7 million for the nine months ended March 31, 2013.  The decrease reflected a decrease of 24 basis points in the average rate paid on deposits for the nine months ended March 31, 2014 to 0.55% from 0.79% for the nine months ended March 31, 2013 and a decrease in the average balances of interest-bearing deposits of $5.6 million, or 2.0%, to $281.9 million for the nine months ended March 31, 2014 from $287.6 million for the nine months ended March 31, 2013.  The largest decrease in interest expense came from certificates of deposit, which decreased $510 thousand, or 33.4%, to $1.0 million for the nine months ended March 31, 2014 from $1.5 million for the same period.  The decrease is reflective of a decrease of $13.3 million, or 6.0%, in the average balance of certificates of deposit to $210.5 million for the nine months ended March 31, 2014 from $223.8 million for the nine months ended March 31, 2013 and a decrease of 27 basis points in the average rate paid on such deposits to 0.64% from 0.91% for the same periods ended.

Net Interest Income. Net interest income before the provision for loan losses decreased by $360 thousand, or 4.0%, to $8.6 million for the nine months ended March 31, 2014 from $8.9 million for the nine months ended March 31, 2013.  Although both our interest rate spread and net interest margin have increased over the prior year, our ratio of average interest-earning assets to average interest-bearing liabilities has declined to 1.23X for the nine months ended March 31, 2014 from 1.28X for the nine months ended March 31, 2013.  The decline in this ratio indicates that the decline in our average interest-earning assets exceeded that of our interest-bearing liabilities from the nine months ended March 31, 2014 to the same period in 2013. This decline offset the positive increases in our interest rate spread and net interest margin.  Our interest rate spread and net interest margin increased to 3.18% and 3.28%, respectively, for the nine months ended March 31, 2014 from 3.07% and 3.24%, respectively, for the nine months ended March 31, 2013.

Provision for Loan Losses. We recorded a provision for loan losses of $82 thousand for the nine months ended March 31, 2014, compared with a provision of $257 thousand for the nine months ended March 31, 2013.  The provision for loan losses for the nine months ended March 31, 2013 was elevated as the result of net charge-offs for the nine months ended March 31, 2013 of $367 thousand, which resulted primarily from one large one-to four-family residential real estate loan charge off of $277 thousand during the three months ended March 31, 2013.  Only $4 thousand of net charge-offs were recorded during the nine months ended March 31, 2014. Although our total nonperforming loans as a percentage of total loans have increased slightly to 1.01% at March 31, 2014 as compared with 0.89% at June 30, 2013, our overall credit quality remains strong as indicated by the decline in our net charge-offs for the nine months ended March 31, 2014.  Our allowance for loan losses was $829 thousand at March 31, 2014 and $751 thousand at June 30, 2013, 0.36% and 0.34% of gross loans, respectively.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2014 and 2013.

Noninterest Income. Noninterest income increased by $276 thousand, or 124.3%, for the nine months ended March 31, 2014 to $498 thousand as compared with $222 thousand for the nine months ended March 31, 2013. The increase is primarily attributed to the increase in the gain on sale of securities and other noninterest income of $158 thousand, or 197.5%.  Gain on sales of securities was $215 thousand for the nine months ended March 31, 2014 as compared with $14 thousand for the nine months ended March 31, 2013.  The increase in gain on sales of securities is a result of selling certain of our investment securities from our portfolio with longer maturities with unrealized gain positions.  The increase in other noninterest income primarily relates to income from bank owned life insurance of $237 thousand for the nine months ended March 31, 2014 as compared with $17 thousand for the nine months ended March 31, 2013.  In April 2013, the Company purchased an additional $8.0 million in bank owned life insurance.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2014 increased by $597 thousand, or 14.8%, to $4.6 million for the nine months ended March 31, 2014 compared with $4.0 million over the same period in 2013.  The increase to the Company’s noninterest expense primarily resulted from increases in salaries and employee benefits of $257 thousand, or 10.4%, professional and supervisory fees of $179 thousand, or 58.5%, and an increase in provision for real estate owned and related expenses of $101 thousand, or 155.4%.  The increase in salaries and employee benefits reflects an increase in compensation expense associated with our ESOP.  ESOP expense was $305 thousand for the nine months ended March 31, 2014 as compared with $198 thousand for the nine months ended March 31, 2013.  This $107 thousand increase is primarily related to the additional discretionary contributions by the Association to the ESOP during the nine months ended December 31, 2013, resulting in approximately $91 thousand in additional expense related to the ESOP.  The remaining increase in salaries and employee benefits of approximately $166 thousand relates to normal pay increases for employees and increases in compensation for certain officers of the Company.  The increase in professional and supervisory fees reflects merger related costs incurred in certain due diligence performance and preparation of the regulatory applications. Total merger related expenses incurred for the nine months ended March 31, 2014 was $169 thousand. The increase in the provision for real estate owned and related expenses was primarily related to a write down of $87 thousand for the nine months ended March 31, 2014 of the carrying value or real estate owned to reflect declines in the market values of certain properties held in real estate owned.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2014 was $1.6 million compared with $1.9 million for the nine months ended March 31, 2013.  Our effective income tax rate decreased to 36.0% for the nine months ended March 31, 2014 from 38.8% for the nine months ended March 31, 2013.  The decrease in effective tax rates is largely due to income on bank owned life insurance, which is non-taxable for income tax purposes and represents a permanent difference between book and taxable income.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv)  the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of March 31, 2014), or approximately $39.6 million.

Common Stock Dividend Policy.  The Company’s Board of Directors declared $0.10 per share cash dividends on its common stock on July 25, 2013, October 24, 2013 and January 30, 2014.  Dividends were paid to stockholders on August 29, 2013, November 21, 2013 and February 27, 2014.  Total dividends paid for the nine months ended March 31, 2013 were $1.7 million.

Equity Compensation Plans.  On November 13, 2013, the Company issued 12,600 shares of restricted stock and 7,700 stock options to the Company’s Vice President and Controller, now Senior Vice President and Chief Financial Officer, under the existing Equity Incentive Plan.  Shares of restricted stock were issued out of the Company’s existing treasury shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   None.

(b)   Not applicable.

(c)   Issuer Repurchases.  On June 19, 2013, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company’s common stock. The repurchase authorization has no expiration date.  During the three months ended March 31, 2014, the Company repurchased the following shares:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
January 1 - January 31, 2014	—	$—	—		60,100	(2)
Februrary 1 - February 28, 2014	—	—	—		60,100	(2)
March 1 - March 31, 2014	10,100	17.35	10,100	(1)	50,000	(2)
Total	10,100	$17.35	10,100

(1) All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on June 19, 2013.

(2) Represents the maximum number of shares avilable for repurchase under the June 19, 2013 plan at March 31, 2014.

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

Date: May 15, 2014

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

32.1

Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, and H. Allen Salter Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language):

(i)       Consolidated Balance Sheets

(ii)      Consolidated Statements of Income and Comprehensive Income

(iii)     Consolidated Statements of Changes In Shareholders’ Equity

(iv)     Consolidated Statements of Cash Flows, and

(v)      Notes to The Consolidated Financial Statements