Form 10-K
period 2014-06-30
Oconee Federal Financial Corp.
filed 2014-09-29
CIK 1501078

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of September 12, 2014 there were 5,834,395 shares outstanding of the registrant's common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2013 was $25.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders. (Part III)

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

  •
  the growth opportunities and cost savings from the acquisition of Stephens Federal Bank may not be fully realized or may take longer to realize than expected;

  •
  our ability to manage increased expenses following the acquisition of Stephens Federal Bank, including salary and employee benefit expenses and occupation expenses;

  •
  operating costs, customer losses and business disruption following the acquisition of Stephens Federal Bank, including adverse effects of relationships with employees, may be greater than expected;

  •
  our ability to attract and maintain deposits, including former depositors of Stephens Federal Bank;

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

Oconee Federal Financial Corp.

        Oconee Federal Financial Corp. (the "Company") is a federally-chartered corporation that was incorporated in January 2011 to be the mid-tier stock holding company for Oconee Federal Savings and Loan Association in connection with the mutual-to-stock conversion of Oconee Federal Savings and Loan Association. As of June 30, 2014, Oconee Federal Financial Corp. had 5,834,395 shares outstanding and a market capitalization of approximately $105.4 million.

        The executive offices of Oconee Federal Financial Corp. are located at 201 East North Second Street, Seneca, South Carolina 29678, and the telephone number is (864) 882-2765. Our website address is www.oconeefederal.com. Information on our website should not be considered a part of this annual report. Oconee Federal Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

        At June 30, 2014, we had total assets of $360.5 million, total deposits of $281.0 million and total equity of $77.0 million. We recorded net income of $3.6 million for the year ended June 30, 2014.

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

        Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a much lesser extent, non-residential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities and short-term deposits. We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of Atlanta. We conduct our business from our main office, our executive office annex and three branch offices. All of our offices are located in Oconee County, South Carolina. Our primary market area consists of Oconee County and the nearby communities and townships in adjacent counties in South Carolina.

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

        Our primary market area, which consists of Oconee County and the nearby communities and townships in adjacent counties in South Carolina, is mostly rural and suburban in nature. The Oconee County economy has historically been concentrated in manufacturing. Plant closings and layoffs in this sector, particularly in light manufacturing industries, in recent years have contributed to high unemployment in Oconee County. The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support. In addition, Oconee County and nearby counties are experiencing an increase in retiree populations. Oconee County's and South Carolina's respective June 2014 unemployment rates of 6.2% and 5.3% compare favorably to the national unemployment rate of 6.1% for June 2014.

        The largest employers in Oconee County are education and health services providers, public utilities and light manufacturing companies, including the Oconee County and Seneca City School Systems, Oconee Medical Center, Duke Energy, an electric utility and provider of nuclear and hydroelectric energy, Schneider Electric-Square D, a manufacturer of electronic components, Itron, a manufacturer of electronic measuring devices and Covidien, a manufacturer of healthcare products. Other employers include the local government, retail trade and the leisure/hospitality industry. Many residents of Oconee County are employed in nearby Greenville, South Carolina, which has major employers such as BMW Motors, Inc. and Greenville Health System, and in Pickens County, which has major employers such as Clemson University and the Pickens County school system. In addition, although we only accept deposits from existing customers and residents of Oconee County, we extend credit to residents of counties adjacent to Oconee County in order to take advantage of the additional lending market located in these areas.

Competition

        Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of Oconee County and the relatively large number of institutions that maintain a presence in the county. Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks. We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2013 the most recent date of available data, our market share of deposits represented 26.14% of FDIC-insured deposits in Oconee County.

Lending Activities

        The principal lending activity of Oconee Federal Savings and Loan Association is originating one-to-four family residential mortgage loans and, to a much lesser extent, home equity loans, non-residential mortgage loans, construction and land loans, and other loans. In recent years we have modestly expanded our non-residential mortgage loans in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. In addition, we may modestly increase our home equity loan portfolio.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family(1)	$214,735	92.55%	$204,397	91.61%	$234,125	92.82%
Multi-family	254	0.11	258	0.12	264	0.10
Home equity	227	0.10	292	0.13	395	0.16
Nonresidential	8,408	3.62	8,521	3.82	9,226	3.66
Construction and land	7,661	3.30	8,735	3.91	7,232	2.87

Total real estate loans	231,285	99.68	222,203	99.59	251,242	99.61
Consumer and other loans	747	0.32	925	0.41	987	0.39

Total loans	$232,032	100.00%	$223,128	100.00%	$252,229	100.00%

Net deferred loan fees	(1,246)		(1,214)		(1,540)
Allowance for loan losses	(855)		(751)		(857)

Loans, net	$229,931		$221,163		$249,832

	At June 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$249,064	93.16%	$250,390	93.81%
Multi-family	269	0.10	380	0.14
Home equity	466	0.17	510	0.19
Nonresidential	9,399	3.52	9,456	3.54
Construction and land	7,156	2.68	5,158	1.94

Total real estate loans	266,354	99.63	265,894	99.62
Consumer and other loans	985	0.37	1,012	0.38

Total loans	$267,339	100.00%	$266,906	100.00%

Net deferred loan fees	(1,677)		(1,690)
Allowance for loan losses	(749)		(888)

Loans, net	$264,913		$264,328

(1)
Includes $1.8 million and $2.0 million of loans secured by modular and manufactured homes as of June 30, 2014 and June 30, 2013, respectively.

        Contractual Maturities and Interest Rate Sensitivity.    The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One- to Four- Family	Multi- family	Home Equity	Non- residential	Construction and Land	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$116	$—	$1	$16	$—	$504	$637
More than one to two years	144	—	1	23	—	239	407
More than two to three years	630	—	—	—	13	4	647
More than three to five years	4,681	—	181	51	202	—	5,115
More than five to ten years	14,463	—	44	78	2,374	—	16,959
More than ten to fifteen years	22,387	—	—	5,920	64	—	28,371
More than fifteen years	172,314	254	—	2,320	5,008	—	179,896

Total	$214,735	$254	$227	$8,408	$7,661	$747	$232,032

        The following table summarizes our fixed-rate and adjustable-rate loans that are due after June 30, 2015.

Interest rate terms on amounts due after one year:
Fixed-rate loans	$200,115	$—	$226	$8,392	$7,661	$243	$216,637
Adjustable-rate loans	14,504	254	—	—	—	—	14,758

Total	$214,619	$254	$226	$8,392	$7,661	$243	$231,395

        Loan Approval Procedures and Authority.    Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association's unimpaired capital and surplus (25% if the amount in excess of 15% is secured by "readily marketable collateral" or 30% for certain residential development loans). At June 30, 2014, based on the 15% limitation, Oconee Federal Savings and Loan Association's loans-to-one-borrower limit was approximately $11.5 million. On the same date, Oconee Federal Savings and Loan Association had no borrowers with outstanding balances in excess of this amount. At June 30, 2014, our largest loan relationship with one borrower was for approximately $3.1 million secured by a church building located in Seneca, South Carolina, and was performing in accordance with its terms on that date.

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

        One-to-four Family Residential Real Estate Lending.    The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences. At June 30, 2014, $214.7 million, or 92.6% of our total loan portfolio, consisted of one-to-four family residential mortgage loans. At that date, our average outstanding one-to-four family residential mortgage loan balance was $116 thousand and our largest outstanding residential loan had a principal balance of $1.5 million. At June 30, 2014, our ten largest loans in our portfolio totaled $14.8 million, of which five loans totaling $5.8 million were one-to-four residential mortgages and three loans totaling $4.7 million were one-to-four residential construction mortgages. Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.

        The terms of our mortgage loans are generally up to 30 years for traditional homes and up to 15 years for manufactured or modular homes. The terms of non-owner-occupied homes are generally up to 15 years for fixed-rate loans and up to 30 years for adjustable-rate loans. Due to consumer demand in the current low market interest rate environment, many of our recent originations are 15- to 30-year fixed-rate loans secured by one-to-four family residential real estate. Although we typically retain in our portfolio the loans we originate, we generally originate our fixed-rate one-to-four family residential loans in accordance with secondary market standards. At June 30, 2014, we had in our portfolio $20.0 million of residential mortgage loans with original contractual maturities of 10 years or less, $22.4 million of residential mortgage loans with original contractual maturities between 10 and 15 years and $172.3 million of residential mortgage loans with original contractual maturities in excess of 15 years.

        In order to reduce the term to repricing of our loan portfolio, we also originate one-year adjustable-rate one-to-four family residential mortgage loans. Our current adjustable-rate mortgage loans have fixed rates for the first 12 months, and then carry interest rates that adjust annually at a rate based on the change, between closing of the loan and the adjustment date, of the Federal Home Loan Bank Board's published contract interest rate, which represents the national average rate for purchases of previously occupied homes. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by us generally provide for a 100 basis point annual interest rate change cap, a lifetime cap of 500 basis points over the initial rate and a lifetime floor of 200 basis points under the initial rate.

        Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. At June 30, 2014, $14.5 million, or 6.8% of our one-to-four family residential loans, had adjustable rates of interest.

During the year ended June 30, 2014, we originated 7 one-to-four family residential loans totaling $1.2 million with adjustable rates of interest.

        We evaluate both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one-to-four family residential mortgage loans do not currently include prepayment penalties and do not produce negative amortization. Our one-to-four family residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage.

        We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for traditional owner-occupied homes. For traditional homes, we may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral. We may make exceptions for special loan programs that we offer. For example, we currently offer mortgages of up to $95 thousand with loan-to-value ratios of up to 95% to low- to moderate-income borrowers solely for the purchase of their primary residence. We also originate residential mortgage loans for non-owner-occupied homes with loan-to-value ratios of up to 75%.

        We also originate residential mortgage loans with loan-to-value ratios of up to 75% for manufactured or modular homes. We require lower loan-to-value ratios for manufactured and modular homes because such homes tend to depreciate over time. Manufactured or modular homes must be permanently affixed to a lot to make them more difficult to move without our permission. Such homes must be "de-titled" by the State of South Carolina so that they are taxed and must be transferred as residential homes rather than vehicles. We also obtain a mortgage on the real estate to which such homes are affixed. At June 30, 2014, the balance of loans secured by manufactured or modular homes was $1.8 million, representing 0.83% of our one-to-four family residential loans and 0.77% of our total loans.

        At June 30, 2014, we had $1.9 million of one-to-four family residential mortgage loans that were 60 days or more delinquent and $4.9 million of one-to four-family residential mortgage loans that were 30-59 days delinquent. Among delinquent loans past due more than 60 days, only one loan exceeded $250 thousand in outstanding principal, or 41.5%, of total loans in this category. For loans past due 30-59 days past due, three loans with outstanding balances greater than $300 thousand totaled $1.1 million, or 22.7%, of the total balance of loans in this category.

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

        Non-Residential Real Estate Lending.    Our non-residential real estate loans are secured primarily by churches and, to a much lesser extent, office buildings, and retail and mixed-use properties located in our primary market area. We believe that focusing on loans to churches enables us to maintain our status as a community-oriented institution, and build our customer base as congregation members become familiar with us. At June 30, 2014, we had $8.4 million in non-residential real estate loans, representing 3.6% of our total loan portfolio.

        The non-residential real estate loans that we originate generally have maximum terms of 5 years with amortization periods of 30 years. For loans secured by church property, our loans generally have maximum terms of 20 years with amortization periods of up to 20 years. The maximum loan-to-value ratio of our non-residential real estate loans is generally 75%. At June 30, 2014, our average outstanding non-residential mortgage loan balance was $311 thousand. Our largest non-residential real estate relationship totaled $3.1 million, of which $2.9 million related to one loan. This loan is secured by a mortgage on a church building in Seneca, South Carolina, and, at June 30, 2014, this loan was performing in accordance with its terms. At June 30, 2014, of our ten largest loans in our total portfolio, two loans totaling $4.3 million were non-residential real estate loans.

        Set forth below is information regarding our non-residential real estate loans at June 30, 2014.

Type of Loan	Number of Loans	Balance (Dollars in thousands)
Church	21	$8,306
Other non-residential	5	102

Total	26	$8,408

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

        Loans secured by non-residential real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Non-residential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. In addition, because a church's financial stability often depends on donations from congregation members, some of whom may not reside in our market area, rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar. In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other non-residential real estate. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At June 30, 2014, all of our non-residential real estate loans were performing in accordance with their terms.

        Construction Lending.    We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of eight months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have rates and terms comparable to one-to-four family residential mortgage loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

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

	Number of Loans	Loans in Process	Principal Balance
	(Dollars in thousands)
One-to-four family	37	$10,557	$5,024
Nonresidential	1	$102	$48
Land	41	—	2,589

Total construction and land loans	79	$10,659	$7,661

        At June 30, 2014, our largest residential construction loan was for $1.6 million, of which $0 was outstanding. This loan was performing according to its terms at June 30, 2014. At June 30, 2014, all of our construction loans were performing in accordance with their terms.

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

        Home Equity Lending.    We originate fixed-rate home equity loans secured by a lien on the borrower's primary residence, but only where we hold the first mortgage on the property. Our home equity loans are limited to an 80% loan-to-value ratio (including all prior liens), and have terms of up to 10 years with 10-year amortization periods. We use the same underwriting standards for home equity loans as we use for one-to-four family residential mortgage loans. Although we do not currently offer home equity lines of credit, we may offer lines of credit in the future. We expect that any lines of credit that we issue will be originated and underwritten using the same standards that we use for home equity loans and residential mortgage loans. At June 30, 2014, we had $227 thousand of home equity loans outstanding, representing 0.10% of our total loan portfolio.

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

        To date, our consumer lending apart from home equity loans has been quite limited. We generally only extend consumer loans to existing customers or their immediate family members, and these loans generally have relatively low limits. At June 30, 2014, we had $747 thousand of consumer loans outstanding, representing 0.32% of our total loan portfolio. Of these loans, $719 thousand, or 96.3%, were secured by deposits at Oconee Federal Savings and Loan Association.

        Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2014, all of our consumer loans were performing in accordance with their terms.

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

        The following table shows our gross loan origination and principal repayment activity for loans originated for our portfolios during the periods indicated:

	Years Ended June 30,
	2014	2013
	(In thousands)
Total loans at beginning of period	$223,128	$252,229
Loans originated:
Real estate loans:
One-to-four family	29,949	16,632
Multi-family	—	—
Home equity	—	—
Nonresidential	248	62
Construction and land	5,287	18,576

Total real estate loans	35,484	35,270
Consumer and other loans	353	170

Total loans originated	35,837	35,440
Deduct:
Principal repayments	(26,865)	(63,154)
Transfers to real estate owned	(68)	(1,387)

Net loan activity	8,904	(29,101)

Total loans at end of period	$232,032	$223,128

Delinquencies and Non-Performing Assets

        Delinquency Procedures.    When a loan payment becomes 20 days past due, we contact the customer by mailing a late notice. If a loan payment becomes 30 days past due, we mail a "right to cure" letter to the borrower and any co-makers and endorsers. If a loan payment becomes 90 days past due (or a borrower misses three consecutive payments, whichever occurs first), we send a demand letter and generally cease accruing interest. It is our policy to institute legal procedures for collection or foreclosure when a loan becomes 120 days past due, unless management determines that it is in the best interest of Oconee Federal Savings and Loan Association to work further with the borrower to arrange a workout plan. It is our policy to not accept deeds in lieu of foreclosure.

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

        Delinquent Loans.    The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2014				2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four family	$4,856	$893	$1,053	$6,802	$5,932	$2,397	$1,726	$10,055
Multi-family	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	30	—	—	30
Nonresidential	87	—	—	87	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—

Total real estate loans	4,943	893	1,053	6,889	5,962	2,397	1,726	10,085
Consumer and other loans	—	—	—	—	1	—	—	1

Total	$4,943	$893	$1,053	$6,889	$5,963	$2,397	$1,726	$10,086

        Total delinquencies declined $3.2 million, or 31.7%, to $6.9 million at June 30, 2014 as compared with total delinquencies of $10.1 million at June 30, 2013. The decline in our delinquencies is a reflection of improving asset quality and a stronger economy in our market area during 2014 as compared with 2013. We count loans with partial payments due as delinquent.

        Classified Assets.    Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as "special mention" by our management.

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

	At June 30,
	2014	2013
	(Dollars in thousands)
Special mention assets	$—	$—
Substandard assets	1,647	1,986
Doubtful assets(1)	744	1,047
Loss assets	—	—

Total classified assets	$2,391	$3,033

(1)
Consists solely of real estate owned.

        Doubtful assets or real estate owned assets decreased by $303, thousand, or 28.9%, to $744 thousand at June 30, 2014 from $1.0 million at June 30, 2013. Our substandard assets decreased by $339 thousand, or 17.1%, to $1.6 million at June 30, 2014 from $2.0 million at June 30, 2013, and our overall classified asset totals decreased by $642 thousand, or 21.2%, to $2.4 million at June 30, 2014 from $3.0 million at June 30, 2013 due to improving credit quality in our loan portfolio.

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

        The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$1,647	$1,493	$2,157	$1,567	$3,214
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate loans	1,647	1,493	2,157	1,567	3,214
Consumer and other loans	—	—	—	—	—

Total nonaccrual loans	$1,647	$1,493	$2,157	$1,567	$3,214

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$493	$145	$—	$764
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate loans	—	493	145	—	764
Consumer and other loans	—	—	—	—	—
Total accruing loans past due 90 days or more	—	493	145	—	764

Total of nonaccrual and 90 days or more past due loans	$1,647	$1,986	$2,302	$1,567	$3,978

Real estate owned:
One- to four-family	$744	$1,047	$854	$2,254	$751
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Other	—	—	—	—	—
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	$2,391	$3,033	$3,156	$3,821	$4,729

Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$2,391	$3,033	$3,156	$3,821	$4,729

Total nonperforming loans to total loans	0.71%	0.89%	0.91%	0.59%	1.49%
Total nonperforming assets to total assets	0.66%	0.82%	0.84%	1.02%	1.42%
Total nonperforming assets to loans and real estate owned	1.03%	1.35%	1.25%	1.42%	1.77%

        All nonperforming loans in the table above were classified as substandard. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

        Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $63 thousand for the year ended June 30, 2014. Interest of $17 thousand was recognized on these loans and is included in net income for the year ended June 30, 2014.

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

        Our allowance for loan losses increased to $855 thousand at June 30, 2014 from $751 thousand at June 30, 2013. The increase reflected a slight increase in the allowance for individually impaired loans to $52 thousand at June 30, 2014 as compared with $27 thousand at June 30, 2013, and the increase also reflected an increase in our general valuation allowance due to the growth in our total loan portfolio. Our total gross loan portfolio increased $8.9 million to $232.0 million at June 30, 2014 as compared with $223.1 million at June 30, 2013. All nonperforming loans are classified as substandard and are considered to be impaired. Our total of impaired loans decreased to $1.6 million at June 30, 2014 from $2.0 million at June 30, 2013. However, the specific portion of our allowance attributable to these impaired loans increased slightly to $52 thousand from $27 thousand for the same periods ended due to slightly higher quality of underlying real estate collateral used to measure the amount of impairment in the prior year as compared with the current year. Net charge offs for the year ended June 30, 2014 were $4 thousand compared with $366 thousand for the year ended June 30, 2013. Our net charge offs in 2013 were primarily impacted by one large one-to-four family residential real estate loan charge off of $277 thousand during the third quarter of 2013, which was not reflective of our overall asset quality of our remaining portfolio of one-to-four family real estate loans. Our allowance for loan losses at June 30, 2014 and 2013 represented 0.37% and 0.34%, respectively, of total gross loans. Our allowance for loan losses to nonperforming loans was 51.9% at June 30, 2014 and 37.8% at June 30, 2013.

        Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance at beginning of period	$751	$857	$749	$888	$258
Provision for loan losses	108	260	270	135	758
Charge offs:
Real estate loans
One- to four-family	(4)	(366)	(145)	(268)	(128)
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	—	—	(17)	—	—
Consumer and other loans	—	—	—	(6)	—

Total charge-offs	(4)	(366)	(162)	(274)	(128)
Recoveries:
Real estate loans
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction and land	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	—	—	—	—	—

Net charge-offs	(4)	(366)	(162)	(274)	(128)

Allowance at end of period	$855	$751	$857	$749	$888

Allowance to nonperforming loans	51.91%	37.81%	37.23%	47.80%	22.32%
Allowance to total loans outstanding at the end of the period	0.37	0.34	0.34	0.28	0.33
Net charge-offs to average loans outstanding during the period	0.00	0.16	0.06	0.10	0.05

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

	At June 30,
	2014			2013			2012
	(Dollars in thousands)
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$736	86.08%	92.55%	$665	88.55%	92.55%	$773	90.20%	92.82%
Multi-family	4	0.47	0.11	4	0.53	0.11	4	0.47	0.10
Home equity	1	0.12	0.10	1	0.13	0.10	1	0.12	0.16
Non-residential	52	6.08	3.62	52	6.92	3.64	56	6.53	3.66
Construction and land	59	6.90	3.30	27	3.60	3.28	21	2.45	2.87

Total real estate loans	852	99.65	99.68	749	99.73	99.68	855	99.77	99.61
Consumer and other loans	3	0.35	0.32	2	0.27	0.32	2	0.23	0.39

Total allowance for loan losses	$855	100.00%	100.00%	$751	100.00%	100%	$857	100.00%	100.00%

	At June 30,
	2011			2010
	(Dollars in thousands)
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$646	86.25%	93.16%	$785	88.40%	93.81%
Multi-family	4	0.53	0.10	6	0.68	0.14
Home equity	1	0.13	0.17	1	0.11	0.19
Non-residential	57	7.61	3.52	57	6.42	3.54
Construction and land	38	5.08	2.68	35	3.94	1.93

Total real estate loans	746	99.60	99.63	884	99.55	99.61
Consumer and other loans	3	0.40	0.37	4	0.45	0.39

Total allowance for loan losses	$749	100.00%	100.00%	$888	100.00%	100.00%

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

        At June 30, 2014, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

        Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of June 30, 2014, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. At June 30, 2014, none of the collateral underlying our securities portfolio was considered subprime or Alt-A.

        Current accounting principles require that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at fair value and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of our available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. At June 30, 2014, the fair values of our securities are based on published or securities dealers' market values. At June 30, 2014, the amortized cost of our securities classified as available-for-sale and held-to-maturity was $104.0 million and $0, respectively, compared with $88.9 million and $8.0 million, respectively, at June 30, 2013. The fair value of the securities classified as available-for-sale was $103.8 million, and the fair value of the securities classified as held-to-maturity was $0 compared with $88.0 million and $8.2 million, respectively, at June 30, 2013. The increase in securities classified as available-for-sale is a result of moderate loan demand, resulting in excess cash liquidity. During 2014, all securities classified as held-to-maturity were transferred to available-for-sale.

        U.S. Government and Federal Agency Obligations.    We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

        Mortgage-Backed Securities.    At June 30, 2014, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $60.7 million and $60.4 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as "pass-through" certificates because the principal and interest of the underlying loans is "passed through" to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

        Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. Also, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae. Both Freddie Mac and Fannie Mae remain in conservatorship with the Federal Housing Finance Agency.

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

        Bank-Owned Life Insurance.    We invest in bank-owned life insurance to provide us with a funding source for deferred compensation agreements. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2014 and 2013, we had $8.8 and $8.5 million, respectively, invested in bank-owned life insurance.

        Securities Portfolio Composition.    The following table sets forth the composition of our securities portfolio at the dates indicated.

	At June 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	$314	$20	$110	$20	$20
Preferred stock	271	298	271	297	272	272
Certificates of deposit	7,221	7,237	—	—	—	—
Municipal securities	5,846	5,809	—	—	—	—
U.S. Government agency mortgage-backed securities	60,742	60,440	50,209	49,527	31,205	31,658
U.S. government agencies	29,946	29,708	38,387	38,051	32,081	32,590

Total available-for-sale	$104,046	$103,806	$88,887	$87,985	$63,578	$64,540

Securities held-to-maturity:
Certificates of deposit	$—	$—	$3,985	$3,990	$1,992	$2,000
U.S. Government agency mortgage-backed securities	—	—	4,054	4,233	6,741	7,147

Total held-to-maturity	—	—	8,039	8,223	8,733	9,147

Total	$104,046	$103,806	$96,926	$96,208	$72,311	$73,687

        Securities Portfolio Maturities and Yields.    The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2014. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2014 was 4.2 years.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$—	—%	$—	—%	$—	—%
Preferred stock	—	—	—	—	—	—
Certificates of deposit	1,992	1.19	3,735	1.12	1,494	1.68
Municipal securities	—	—	—	—	2,847	1.96
U.S. Government agency mortgage-backed securities	—	—	53,271	1.81	7,471	1.71
U.S. Government agency bonds	2,010	1.48	14,982	1.52	8,954	1.46

Total available-for-sale	$4,002	1.33%	$71,988	1.71%	$20,766	1.64%

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	—%	$20	—%
Preferred stock	271	6.64	271	6.64
Certificates of deposit	—	—	7,221	1.25
Municipal securities	2,998	2.15	5,846	2.06
U.S. Government agency mortgage-backed securities	—	—	60,742	1.80
U.S. Government agency bonds	4,000	1.44	29,946	1.49

Total available-for-sale	$7,289	1.92%	$104,046	1.70%

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

        Deposits.    Our deposits are solely from residents of Oconee County, South Carolina and from persons outside Oconee County with whom we have an existing banking relationship. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and individual retirement accounts ("IRAs"). Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not accept brokered deposits, although we have the authority to do so. We very rarely accept certificates of deposit in excess of $250 thousand or other deposits in excess of applicable FDIC insurance coverage, which is currently $250 thousand per depositor.

        Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Oconee Federal Savings and Loan Association in the community to attract and retain deposits. We also offer a fully functional electronic banking platform, including on-line bill pay, as a service to our deposit customers.

        The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products.

        The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits(1)	$26,334	9.37%	$23,410	8.01%	$20,456	6.97%
Money market deposits	12,459	4.43	12,238	4.19	11,988	4.09
Regular savings and other deposits	41,945	14.93	38,823	13.28	35,152	11.98
Certificates of deposit—IRA	54,646	19.45	57,054	19.51	58,873	20.07
Certificates of deposit—other	145,631	51.82	160,897	55.01	166,899	56.89

Total	$281,015	100.00%	$292,422	100.00%	$293,368	100.00%

(1)
Includes non-interest bearing deposits of $4.1 million and $4.9 million at June 30, 2014 and 2013, respectively.

        As of June 30, 2014, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100 thousand was approximately $64.5 million. The following table sets forth the maturity of these certificates of deposit as of June 30, 2014.

June 30, 2014 Certificates of Deposit
(Dollars in thousands)
Maturity Period:
Three months or less	$13,479
Over three through six months	12,215
Over six through twelve months	21,850
Over twelve months	16,941

Total	$64,485

        The following table sets forth the amount and maturities of our time certificates of deposit at June 30, 2014.

	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$149,694	$32,526	$4,354	$984	$187,558	93.65%
1.00% - 1.99%	7,789	2,439	327	—	10,555	5.27
2.00% - 2.99%	2,164	—	—	—	2,164	1.08
3.00% and above	—	—	—	—	—	—

Total	$159,647	$34,965	$4,681	$984	$200,277	100.00%

        The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2014	2013	2012
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$187,558	$164,791	$92,714
1.00% - 1.99%	10,555	49,099	122,638
2.00% - 2.99%	2,164	4,061	10,352
3.00% and above	—	—	68

Total	$200,277	$217,951	$225,772

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

        We had no borrowings from the Federal Home Loan Bank of Atlanta at June 30, 2014 and June 30, 2013. At June 30, 2014, we had access to Federal Home Loan Bank of Atlanta advances of up to $39.5 million. It is possible that we may use Federal Home Loan Bank of Atlanta advances or other short-term borrowings to fund loan demand or to purchase securities in the future.

Subsidiary and Other Activities

        Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.

Personnel

        As of June 30, 2014, we had 45 full-time employees and no part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

        At June 30, 2014, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

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

        Net Operating Loss Carryovers.    A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2014, Oconee

Federal Savings and Loan Association had no net operating loss carryforwards for federal and state income tax purposes.

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

        The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts had unlimited deposit insurance through December 31, 2013. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

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

        Capital Requirements.    Federal regulations require savings and loan associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard. At June 30, 2014, Oconee Federal Savings and Loan Association's capital exceeded all applicable requirements.

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

        We have conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2014. We have determined that we meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.

        Loans-to-One Borrower.    Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2014, Oconee Federal Savings and Loan Association's largest lending relationship with a single or related group of borrowers totaled $3.1 million, which represented 3.9% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.

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

        A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners' Loan Act. In addition, the Dodd-Frank Act made non-compliance with the QTL test subject to agency enforcement action for a violation of law. At

June 30, 2014, Oconee Federal Savings and Loan Association maintained approximately 94.54% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

        Liquidity.    A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater of highly liquid assets. At June 30, 2014, this ratio was 4.2%. Total cash and cash equivalents and investments was 33.4% at June 30, 2014.

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

        At June 30, 2014, Oconee Federal Savings and Loan Association met the criteria for being considered "well-capitalized."

        In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. The OCC's prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, Oconee Federal Savings and Loan Association would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). Oconee Federal Savings and Loan Association has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2014. We have determined that Oconee Federal Savings and Loan Association is well-capitalized under these new standards, as if these new requirements had been in effect on that date. See "—New Capital Rule."

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

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2014, the annualized FICO assessment rate equaled 0.64 basis points of total assets less tier 1 capital. The bonds issued by the FICO are due to mature in 2017 through 2019.

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

        Federal Home Loan Bank System.    Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2014, Oconee Federal Savings and Loan Association was in compliance with this requirement.

Federal Reserve System

        Federal Reserve Board regulations require savings and loan associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2014, Oconee Federal Savings and Loan Association was in compliance.

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

  •
  Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

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

        Capital.    Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, Oconee Federal Financial Corp. and Oconee Federal, MHC are subject to regulatory capital requirements that generally are the same as the new capital requirements for Oconee Federal Savings and Loan Association. These new capital requirements include provisions that might limit the ability of Oconee Federal Financial Corp. to pay dividends to its stockholders or repurchase its shares. See "—Federal Banking Regulation—New Capital Rule." Oconee Federal Financial Corp. has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2014, and has determined that it will meet all of these new requirements, including the full 2.5% capital conservation buffer, and will remain well-capitalized, as if these new requirements had been in effect on that date.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        As of June 30, 2014, the net book value of our properties was $2.8 million. The following is a list of our offices:

Location		Year Acquired or Leased	Square Footage	Net Book Value of Real Property
	(Dollars in thousands)
Main Office:
115 E. North 2nd St.	Owned	1966	7,000	$953
Seneca, South Carolina
Main Office Annex:
201 E. North 2nd St.	Owned	1996	7,500	674
Seneca, South Carolina
Branch Offices:
813 123 By-Pass	Owned	1985	5,250	513
Seneca, South Carolina
204 W. North Broad St.	Owned	1973	3,100	409
Walhalla, South Carolina
111 W. Windsor St.	Owned	1972	3,200	291
Westminster, South Carolina

				$2,840

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

        At June 30, 2014, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market.    Our common stock is listed on the Nasdaq Capital Market under the symbol "OFED." The approximate number of holders of record of our common stock as of September 26, 2014 was 325. Certain shares of our common stock are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

        The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the Nasdaq Capital Market and the cash dividends declared per common share, for the periods shown.

	High	Low	Dividends
Quarter ended June 30, 2014	$20.50	$16.95	$0.10
Quarter ended March 31, 2014	$17.75	$16.73	$0.10
Quarter ended December 31, 2013	$17.75	$16.48	$0.10
Quarter ended September 30, 2013	$17.49	$14.69	$0.10
Quarter ended June 30, 2013	$15.78	$13.73	$0.10
Quarter ended March 31, 2013	$16.49	$14.42	$0.10
Quarter ended December 31, 2012	$18.30	$14.36	$0.10
Quarter ended September 30, 2012	$15.70	$12.28	$0.10

        Dividends.    We are generally permitted to pay dividends on our common stock if, after giving effect to the distribution, we would be able to pay its indebtedness as the indebtedness comes due in the usual course of business and our total assets exceed the sum of its liabilities and the amount needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any holders of capital stock who have a preference in the event of dissolution. The holders of our common stock will be entitled to receive and share equally in dividends as may be declared by our board of directors out of funds legally available therefore. If we issue shares of preferred stock, the holders thereof may have a priority over the holders of our common stock with respect to dividends. We currently intend to continue to declare and pay a quarterly cash dividend on the common stock equal to $0.10 per share following our board of directors' periodic review of our financial condition and results of operations for each fiscal quarter. The dividend rate and the continued payment of dividends will depend upon our board of directors' consideration of a number of factors, including investment opportunities available to us, capital requirements, our financial condition and results of operations, and statutory and regulatory limitations, tax considerations and general economic conditions. There can be no assurance that our quarterly cash dividend will not be reduced or eliminated in future periods.

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

        Equity Compensation Plans.    At June 30, 2014, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan.

        Issuer Repurchases.    The following table sets forth information in connection with repurchases of the Company's common stock for the period April 1, 2014 through June 30, 2014. On June 19, 2013, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company's common stock. The repurchase authorization has no expiration date. In connection with this repurchase authorization, the Company has purchased a total of 101,500 shares of its common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
April 1 - April 30, 2014	—	$—	—		50,000
May 1 - May 31, 2014	1,500	17.70	1,500	(1)	48,500
June 1 - June 30, 2014	—	—	—		48,500	(2)

Total	1,500	$17.70	1,500

(1)
All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on June 19, 2013.

(2)
Represents the maximum number of shares available for repurchase under the June 19, 2013 plan at June 30, 2014.

        Sales of Unregistered Securities.    During the year ended June 30, 2014, we did not offer or sell any unregistered securities.

ITEM 6.    Selected Financial Data

	At or For the Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Financial condition data:
Total assets	$360,501	$370,095	$377,753	$374,277	$333,546
Investment securities	103,806	96,024	73,273	39,666	12,150
Loans receivable, net	229,931	221,163	249,832	264,913	264,328
Deposits	281,015	292,422	293,368	292,469	272,606
Total equity(1)	76,981	76,162	82,984	80,211	59,661
Operating data:
Interest and dividend income	$12,976	$13,992	$15,269	$15,242	$15,084
Interest expense	1,480	2,174	3,202	4,947	5,980

Net interest income	11,496	11,818	12,067	10,295	9,104
Provision for loan losses	108	260	270	135	758

Non-interest income	608	410	412	98	237
Non-interest expenses	6,307	5,496	5,624	6,593	4,583
Income before income taxes	5,689	6,472	6,585	3,665	4,000

Income taxes	2,050	2,432	2,572	1,366	1,407

Net income	$3,639	$4,040	$4,013	$2,299	$2,593

(1)
Total equity prior to June 30, 2011 consisted of retained earnings and accumulated other comprehensive income for Oconee Federal Savings and Loan Association's investment in FHLMC common stock, which is classified as available-for-sale.

	For the years ended June 30,
	2014	2013	2012	2011	2010
Performance ratios:
Return on average assets	1.00%	1.08%	1.07%	0.63%	0.80%
Return on average equity	4.78	5.00	4.89	3.11	4.43
Interest rate spread(1)	3.20	3.10	3.26	2.61	2.53
Net interest margin(2)	3.30	3.25	3.31	2.94	2.91
Noninterest expense to average assets	1.74	1.46	1.49	1.82	1.42
Efficiency ratio(3)	53.13	45.44	45.07	63.49	48.98
Average interest-earning assets to average interest-bearing liabilities	1.24X	1.26X	1.27X	1.23X	1.20X
End of year equity to average assets	21.22%	20.30%	22.05%	22.13%	18.45%
Average equity to average assets	20.98	21.54	21.79	20.37	18.11
Capital ratios:
Total capital to risk weighted assets	42.31%	44.29%	45.25%	37.19%	38.20%
Tier I capital to risk weighted assets	41.73	43.83	44.74	36.81	37.64
Tier I capital to average assets	19.61	19.62	19.94	18.88	17.86
Asset quality ratios:
Allowance for loan losses as a percentage of total loans	0.37%	0.34%	0.34%	0.28%	0.33%
Allowance for loan losses as a percentage of nonperforming loans	51.91	37.81	37.23	47.80	22.32
Allowance for loan losses as a percentage of nonperforming assets	35.76	24.76	27.15	19.60	18.78
Net charge-offs to average outstanding loans during the period	0.00	0.16	0.06	0.10	0.05
Non-performing loans as a percentage of total loans	0.71	0.89	0.91	0.59	1.49
Non-performing assets as a percentage of total assets	0.66	0.82	0.84	1.02	1.42
Non-performing assets as a percentage of loans and real estate owned	1.03	1.35	1.25	1.42	1.77
Other:
Number of full-service branch offices	4	4	4	4	4

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a much lesser extent, non-residential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities and mortgage-backed securities. Our revenues are derived principally from the interest on loans and securities and loan fees and service charges. Our primary sources of funds are deposits and principal and interest payments on loans and securities. At June 30, 2014, we had total assets of $360.5 million, total deposits of $281.0 million and total equity of $77.0 million.

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

        Other than our loans for the construction of one-to-four family residential mortgage loans, we do not offer "interest only" mortgage loans on one-to-four family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as "Option ARM" loans, where the borrower can pay less than the interest owed on his or her loan, resulting in an increased principal balance during the life of the loan. We do not offer "subprime loans" (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (generally defined as loans having less than full documentation).

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

Business Strategy

        We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

  •
  Continue to Focus on Residential Lending.  We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area. As of June 30, 2014, $215.0 million, or 92.7%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (including home equity loans). In the future, we may gradually increase our residential construction and home equity loan portfolios.

  •
  Maintain a Modest Portfolio of Non-residential Mortgage Loans.  We have historically maintained a small portfolio of non-residential mortgage loans, primarily loans to churches located in our market area. As of June 30, 2014, $8.4 million, or 3.6%, of our total loan portfolio, were non-residential mortgages or non-residential construction and land loans, of which $8.3 million were loans to churches. We believe that loans to churches enhance our presence in the community and help expand our financial services business as congregation members become familiar with us.

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

  •
  Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our non-performing assets totaled $2.4 million, or 0.66% of total assets at June 30, 2014. Our total nonperforming loans to total loans ratio was 0.71% at June 30, 2014. Total loan delinquencies, 30 days or more past due, as of June 30, 2014, were $6.9 million, or 3.0% of total loans.

Comparison of Financial Condition at June 30, 2014 and June 30, 2013

        Our total assets decreased by $9.6 million, or 2.6%, to $360.5 million at June 30, 2014 from $370.1 million at June 30, 2013. This decrease is primarily attributable to the decrease in our deposits of $11.4 million, or 3.90%, to $281.0 million at June 30, 2014 from $292.4 million at June 30, 2013. The decline in our total deposits is attributed to the sustained low interest rate environment. Some depositors have moved their deposits away from financial institutions and into the market place seeking higher yields on their money. Net loans increased by $8.8 million, or 4.0%, to $229.9 million at June 30, 2014 from $221.2 million at June 30, 2013, reflecting the increased demand during the year 2014 as compared with 2013. Total investment securities increased $7.8 million, or 8.1%, to

$103.8 million at June 30, 2014 from $96.0 million at June 30, 2013. The increase in our investment securities is a reflection of our efforts to decrease the amount of cash held in low earning correspondent accounts and increase the amount invested in higher-yielding debt securities.

        Deposits decreased by $11.4 million, or 3.9%, to $281.0 million at June 30, 2014 from $292.4 million at June 30, 2013. The decrease in deposits reflected a decrease in certificates of deposit of $17.7 million, or 8.1%, offset partially by an increase in NOW, money market and regular savings accounts of $6.3 million, or 8.4%. The decline in our certificates of deposits is reflective of depositors moving their deposits into higher yielding investments in the market during this sustained low interest rate environment. Oconee Federal MHC's cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2014.

        We had no advances from the Federal Home Loan Bank of Atlanta as of June 30, 2014 and 2013. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets, or approximately $39.5 million at June 30, 2014.

        Total equity increased $819 thousand to $77.0 million at June 30, 2014 from $76.2 million at June 30, 2013. The increase is the result of net income for the year ended June 30, 2014 of $3.6 million plus a decrease in accumulated other comprehensive loss of $412 thousand, and the approximate $600 thousand net positive effects of a reduction in unearned ESOP and recognition of compensation expense associated with our equity incentive plans, which both increase equity. These increases to equity were offset by treasury stock repurchases of $1.6 million and dividends of $2.2 million.

Comparison of Operating Results for the Years Ended June 30, 2014 and June 30, 2013

        General.    Net income decreased by $401 thousand, or 9.9%, to $3.6 million for the year ended June 30, 2014 from $4.0 million for the year ended June 30, 2013. The decrease in net income was the result of a decrease in net interest income before the provision for loan losses of $322 thousand, or 2.7%, and an increase in noninterest expenses of $811 thousand, or 14.8%, offset partially by an increase of $198 thousand, or 48.3%, in noninterest income and a decrease in income tax expense of $382 thousand, or 15.7%.

        Interest Income.    Interest income decreased by $1.0 million, or 7.3%, to $13.0 million for the year ended June 30, 2014 from $14.0 million for the year ended June 30, 2013. The decrease was the result of both a decline in the average balance of interest-earning assets and a decline in the yield on interest earning assets during the year ended June 30, 2014 as compared to the year ended June 30, 2013. The average balance of interest-earning assets decreased by $15.9 million, or 4.4%, to $347.9 million for the year ended June 30, 2014 from $363.9 million for the year ended June 30, 2013. The yield on interest earning assets decreased 12 basis points to 3.73% for the year ended June 30, 2014 from 3.85% for the year ended June 30, 2013. The decline in the average balance of our interest-earning assets is primarily the result of the decline in our cash and cash equivalents due to the decline in our deposits during the year ended June 30, 2014.

        Interest income on loans decreased $1.4 million, or 10.9%, to $11.4 million for the year ended June 30, 2014 from $12.7 million for the year ended June 30, 2013. The decline in interest income on loans reflects both the decline in the average balance of loans and yield on loans for the year ended June 30, 2014 as compared to 2013. The average balance of loans decreased $11.3 million, or 4.8%, to $224.3 million for the year ended June 30, 2014 from $235.6 million for the year ended June 30, 2013. The yield on loans decreased by 34 basis points to 5.07% for the year ended June 30, 2014 from 5.41% for the year ended June 30, 2013. The declining balance of our loan portfolio over fiscal year 2013 led to an overall lower average balance of our loans for fiscal year 2014. However, moderate increases in loan demand and a decrease in early loan payoffs during fiscal year 2014 have led to an increase in our overall total loan portfolio balance at June 30, 2014. The decline in the yield on our loans is reflective of the lower interest rate environment that has continued during all of 2014.

        Interest income on investment securities increased $387 thousand, or 33.1%, to $1.5 million for the year ended June 30, 2014 from $1.2 million for the year ended June 30, 2013, reflecting an increase of $16.3 million, or 19.6%, in the average balances of securities to $99.7 million from $83.3 million for the years ended June 30, 2014 and 2013 and an increase in the total yield of our investment securities of 16 basis points to 1.56% from 1.40% for the same periods ended. The increase in average balances of our investment securities is reflective of our efforts to continue to invest excess cash liquidity in high-quality investment securities during this period of low loan demand. Additionally, we began investing in high-quality municipal securities to achieve higher investment yields and to reduce our overall tax liability.

        Interest Expense.    Interest expense decreased $694 thousand, or 32.0%, to $1.5 million for the year ended June 30, 2014 from $2.2 million for the year ended June 30, 2013. The decrease reflected a 22 basis point decrease in the average rate paid on deposits in fiscal year 2014 to 0.53% from 0.75% in fiscal year 2013 and the decrease in the average balance of deposits of $7.8 million, or 2.4%, to $280.3 million from $288.1 million for the same periods ended.

        Interest expense on certificates of deposit decreased $697 thousand, or 33.7%, to $1.40 million for the year ended June 30, 2014 from $2.1 million for the year ended June 30, 2013. The decrease in interest expense on certificates of deposit reflected a decrease of $13.6 million, or 6.1%, in the average balance of certificates of deposit to $209.2 million for the year ended June 30, 2014 from $222.8 million for the year ended June 30, 2013 and a decrease of 27 basis points in the average cost on certificates of deposit to 0.66% from 0.93% for the same periods ended. Interest expense on money market deposits, NOW and demand deposits, and regular savings and other deposits increased slightly by $3 thousand to $107 thousand for the year ended June 30, 2014 from $104 thousand for the year ended June 30, 2013. The increase was due to the increase in the average balance of these deposits of $5.8 million, or 8.8%, to $71.1 million for the year ended June 30, 2014 from $65.3 million for the year ended June 30, 2013.

        Net Interest Income.    Net interest income decreased by $322 thousand, or 2.7%, to $11.5 million for the year ended June 30, 2014 compared to $11.8 million for the year ended June 30, 2013. The net interest margin for the year ended June 30, 2014 was 3.30%, up 5 basis-points from 3.25% for the year ended June 30, 2013. This increase in net interest margin was solely due to the decrease in our cost of funds as our cost of funds declined to 0.53% for the year ended June 30, 2014 from 0.75% for the year ended June 30, 2013.

        Provision for Loan Losses.    We recorded a provision for loan losses of $108 thousand for the year ended June 30, 2014 compared with a provision of $260 thousand for the year ended June 30, 2013. Net charge-offs for the year ended June 30, 2014 were $4 thousand compared with $366 thousand for the year ended June 30, 2013. The 2013 net charge-offs were inflated due to one large one-to-four family residential real estate loan charge off during the three months ended March 31, 2013 of $277 thousand. No significantly large loans were charged off during the year ended June 30, 2014.

        The decrease in our provision for loan losses is primarily a reflection of improvements in our loan quality as evidenced by the aforementioned decrease in net charge-offs as well as improvements in past dues and nonperforming loans. Our ratio of nonperforming loans to total loans decreased to 0.71% at June 30, 2014 from 0.89% at June 30, 2013, and our ratio of nonperforming assets to total assets decreased to 0.66% from 0.82% for the same periods. Our total impaired loans decreased modestly to $1.6 million at June 30, 2014 from $1.7 million at June 30, 2013; however, the amount of impairment on impaired loans was slightly higher at $52 thousand at June 30, 2014 compared with $27 thousand at June 30, 2013.

        We used the same methodology in assessing the allowances for both periods ended. Our allowance at June 30, 2014 reflects both a general valuation component of $803 thousand and a specific component of $52 thousand for loans determined to be impaired based upon an analysis of certain individual loans determined to be impaired. In comparison, our allowance at June 30, 2013 consisted of a general valuation component of $724 thousand and a specific component of $27 thousand. Overall, our allowance for loan losses to total loans remains relatively consistent at 0.37% at June 30, 2014 compared with 0.34% at June 30, 2013. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2014 and 2013.

        Noninterest Income.    Noninterest income increased $198 thousand, or 48.3%, to $608 thousand for the year ended June 30, 2014 from $410 thousand for the year ended June 30, 2013. The increase in noninterest income is reflective of increases in income on bank owned life insurance of $242 thousand, or 372.3%, to $307 thousand for the year ended June 30, 2014 from $65 thousand for the year ended June 30, 2013 and gain on sales of securities of $101 thousand, or 75.9%, to $234 thousand for the year ended June 30, 2014 from $133 thousand for the year ended June 30, 2013. These increases were offset by a decrease in gain on sales of real estate owned of $76 thousand, or 116.9%, to a net loss on sale of real estate owned of $11 thousand for the year ended June 30, 2014 as compared to a net gain of $65 thousand for the year ended June 30, 2013, and a decrease in other noninterest income of $65 thousand, or 97.0%, to $2 thousand for the year ended June 30, 2014 as compared to $67 thousand for the year ended June 30, 2013. During the year ended June 30, 2013, approximately $64 gain was recognized on foreclosure of certain loans whereby the estimated fair value of the real estate collateral exceeded the carrying value of the foreclosed loans. The dramatic increase in income from bank owned life insurance results from the purchase of $8.0 million of bank owned life insurance in April of 2013. The year ended June 30, 2013 consists only of three months of income on our investment. The increase in gain on sales of securities is due to an increase in sales of securities during 2014 for additional cash liquidity needed to respond to the increase in loan demand and declining deposit balances.

        Noninterest Expense.    Noninterest expense for the year ended June 30, 2014 increased $811 thousand, or 14.8%, to $6.3 million for the year ended June 30, 2014 from $5.5 million for the year ended June 30, 2013. The increase in noninterest expenses is reflective of increases in salaries and employee benefits of $261 thousand, or 7.8%, to $3.6 million for the year ended June 30, 2014 from $3.4 million related to the year ended June 30, 2013, professional and supervisory fees of $338 thousand, or 77.7%, to $773 thousand from $435 thousand for the same periods ended, and provision for real estate owned and related expenses of $117 thousand, or 82.4%. The increase in salaries and employee benefits is due to an increase during 2014 in salaries for several officer promotions. Normal annual pay increases are included in the overall increase as well. Additionally, compensation expense associated with our ESOP increased by approximately $118 thousand, of which $91 thousand is related to additional discretionary contributions made to the ESOP during the year ended June 30, 2014. The remaining increase is the result of increase in our stock price during the year, which results in higher compensation cost associated with the ESOP. The increase in professional and supervisory fees is a result of merger related costs including legal, consulting, accounting and due diligence fees and expenses incurred with the pending Stephens Federal Bank merger. During the year ended June 30, 2014, we recognized $164 thousand in impairment related to real estate owned properties compared to an amount of $23 thousand for the year ended June 30, 2013. This increase was the primary reason for the increase in the provision for real estate owned and related expenses.

        Income Tax Expense.    The provision for income taxes was $2.1 million for year ended June 30, 2014 compared with $2.4 million at June 30, 2013. Our effective tax rates for the years ended June 30, 2014 and 2013 were 36.0% and 37.5%, respectively. The decrease in our effective tax rates is primarily related to the increase income from bank owned life insurance, which is not taxable for income tax purposes.

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

	For the Year Ended June 30,
	2014			2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$224,295	$11,365	5.07%	$235,594	$12,749	5.41%	$259,245	$14,264	5.50%
Investment securities	98,901	1,535	1.55	83,342	1,170	1.40	55,296	879	1.59
Investment securities, tax-free	790	22	2.78	—	—	—	—	—	—
Other interest-earning assets	23,951	54	0.23	44,954	73	0.16	50,364	126	0.25

Total interest-earning assets	347,937	12,976	3.73	363,890	13,992	3.85	364,905	15,269	4.18
Noninterest-earning assets	14,892			11,268			11,881

Total assets	$362,829			$375,158			$376,786

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$18,463	$12	0.06%	$17,584	$12	0.07%	$14,475	$16	0.11%
Money market deposits	12,756	25	0.20	11,859	25	0.21	10,847	27	0.25
Regular savings and other deposits	39,841	70	0.17	35,849	67	0.19	34,384	100	0.29
Certificates of deposit	209,201	1,373	0.66	222,806	2,070	0.93	227,572	3,059	1.34

Total interest-bearing deposits	280,261	1,480	0.53	288,098	2,174	0.75	287,278	3,202	1.11
Total interest-bearing liabilities	280,261	1,480	0.53	288,098	2,174	0.75	287,278	3,202	1.11
Noninterest bearing deposits	4,910			4,194			5,050

Other noninterest-bearing liabilities	1,531			2,059			2,003

Total liabilities	286,702			294,351			294,331
Equity	76,127			80,807			82,455

Total liabilities and equity	$362,829			$375,158			$376,786

Net interest income		$11,496			$11,818			$12,067

Interest rate spread			3.20%			3.10%			3.07%

Net interest margin			3.30%			3.25%			3.31%

Average interest-earning assets to average interest-bearing liabilities	1.24X			1.26X			1.27X

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

Year Ended June 30, 2014 Compared to 2013	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$(595)	$(789)	(1,384)
Investment securities	246	141	387
Other interest-earning assets	(113)	94	(19)

Total	(462)	(554)	(1,016)

Interest expense:
Deposits	(58)	(636)	(694)

Total	(58)	(636)	(694)

Increase (decrease) in net interest income	$(404)	$82	$(322)

Year Ended June 30, 2013 Compared to 2012	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$(1,283)	$(232)	(1,515)
Investment securities	378	(87)	291
Other interest-earning assets	(12)	(41)	(53)

Total	(917)	(360)	(1,277)

Interest expense:
Deposits	9	(1,037)	(1,028)

Total	9	(1,037)	(1,028)

Increase (decrease) in net interest income	$(926)	$677	$(249)

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

  •
  maintaining a modest portfolio of adjustable-rate one-to-four family residential loans;

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

        An important measure of interest rate risk is the amount by which the net present value of ("NPV") an institution's cash flow from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have prepared an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2014 in the event of designated changes in the United States treasury yield curve. At June 30, 2014, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage Total of Market Value of Assets
	(Dollars in thousands)
Up 300 basis points	$46,229	$(26,983)	(36.86)%	(7.42)%
Up 200 basis points	55,395	(17,817)	(24.34)	(4.90)
Up 100 basis points	64,819	(8,393)	(11.46)	(2.31)
Base	73,212	—	—	—
Down 100 basis points	79,252	6,040	8.25	1.66

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

        Our cash flows are derived from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $4.4 million for the year ended June 30, 2014 and $6.2 million for the year ended June 30, 2013. Net cash flows provided by operating activities consisted primarily of our net income. Net cash flows used in investing activities were ($15.2) million for the year ended June 30, 2014 and ($4.7) million for the year ended June 30, 2013. Net cash flows used in investing activities consisted primarily of purchases of investment securities, offset by proceeds from maturities and paydowns on investment securities, and net loan repayments. Net cash flows used in financing activities were ($15.3) million for the year ended June 30, 2014 and $11.1 million for the year ended June 30, 2013. Net cash flows used in financing activities consisted primarily of the payment of dividends and share repurchases of our common stock. The increase of $4.1 million is primarily related to the $10.5 million increase in net deposit outflow, offset partially by a decrease in treasury share repurchases of $6.2 million for the year ended June 30, 2014.

        Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2014 and 2013, cash and short-term investments totaled $11.9 million and $37.9 million, respectively. We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.

        At June 30, 2014 and 2013, we had outstanding commitments to originate loans of $3.1 million and $1.1 million, respectively. We had no unfunded commitments under lines of credit or standby letters of credit at June 30, 2014 and 2013. We anticipate that we will have sufficient funds available to meet our current loan commitments. In recent periods, loan commitments have been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2014 totaled $159.6 million. Management believes based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs. Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At June 30, 2014, we had an available borrowing limit of $39.5 million in advances from the Federal Home Loan Bank of Atlanta.

        We are subject to various regulatory capital requirements "—New Capital Rules, "—Holding Company Regulation—Capital". At June 30, 2014, we were in compliance with all applicable capital requirements. Beginning in 2015, we will be subject to additional capital requirements under capital regulations recently adopted by our regulators. See "Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 12 of the Notes to our Consolidated Financial Statements.

Common Stock Dividend Policy.    The Company paid a quarterly $0.10 per share dividend on August 29, 2013, November 21, 2013, February 27, 2014, and May 22, 2014 for a total of $2.2 million in dividends paid during the year ended June 30, 2014. On July 24, 2014, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company's common stock payable to stockholders of record as of August 7, 2014, which was paid on August 21, 2014.

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

        For the fiscal year ended June 30, 2014, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Oconee Federal Financial Corp.
Seneca, South Carolina

        We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. and Subsidiary (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Federal Financial Corp. and Subsidiary as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP
Greenville, South Carolina
September 29, 2014

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND 2013

(Amounts in thousands, except share and per share data)

	June 30, 2014	June 30, 2013
ASSETS
Cash and due from banks	$1,365	$1,362
Interest-bearing deposits	10,525	36,580

Total cash and cash equivalents	11,890	37,942
Securities held-to-maturity (fair value: June 30, 2013—$8,223)	—	8,039
Securities available-for-sale	103,806	87,985
Loans, net	229,931	221,163
Premises and equipment, net	2,993	3,047
Real estate owned, net	744	1,047
Accrued interest receivable
Loans	811	863
Investments	251	269
Restricted equity securities	325	449
Bank owned life insurance	8,758	8,450
Other assets	992	841

Total assets	$360,501	$370,095

LIABILITIES
Deposits
Non-interest bearing	7,075	5,166
Interest bearing	273,940	287,256

Total deposits	281,015	292,422
Accrued interest payable and other liabilities	2,505	1,511

Total liabilities	283,520	293,933
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,834,395 and 5,923,295 shares outstanding	64	64
Treasury stock, at par 600,699 and 511,799 shares	(6)	(5)
Additional paid-in capital	12,186	13,413
Retained earnings	66,705	65,315
Accumulated other comprehensive loss	(147)	(559)
Unearned ESOP shares	(1,821)	(2,066)

Total shareholders' equity	76,981	76,162

Total liabilities and shareholders' equity	$360,501	$370,095

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

(Amounts in thousands, except share and per share data)

	June 30, 2014	June 30, 2013
Interest and dividend income:
Loans, including fees	$11,365	$12,749
Securities, taxable	1,535	1,170
Securities, tax-exempt	22	—
Federal funds sold and other	54	73

Total interest income	12,976	13,992

Interest expense:
Deposits	1,480	2,174

Total interest expense	1,480	2,174

Net interest income	11,496	11,818
Provision for loan losses	108	260

Net interest income after provision for loan losses	11,388	11,558

Noninterest income:
Service charges on deposit accounts	76	80
Income on bank owned life insurance	307	65
Gain on sales of securities	234	133
Gain (loss) on sales of real estate owned	(11)	65
Other	2	67

Total noninterest income	608	410

Noninterest expense:
Salaries and employee benefits	3,629	3,368
Occupancy and equipment	664	651
Data processing	264	253
Professional and supervisory fees	773	435
Office expense	136	134
Advertising	74	68
FDIC deposit insurance	157	117
Charitable contributions	—	2
Provision for real estate owned and related expenses	259	142
Other	351	326

Total noninterest expense	6,307	5,496

Income before income taxes	5,689	6,472
Income tax expense	2,050	2,432

Net income	$3,639	$4,040

Other comprehensive income (loss)
Unrealized (loss) gain on securities available-for-sale	$851	$(1,731)
Tax effect	(324)	655
Reclassification adjustment for gains realized in net income	(234)	(133)
Tax effect	91	51

Total other comprehensive income (loss)	384	(1,158)

Comprehensive income	$4,023	$2,882

Basic net income per share (Note 2)	$0.64	$0.67
Diluted net income per share (Note 2)	$0.64	$0.67
Dividends declared per share	$0.40	$0.40

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

(Amounts in thousands, except share and per share data)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at June 30, 2012	$64	$—	$20,880	$63,693	$599	$(2,252)	$82,984
Net income	—	—	—	4,040	—	—	4,040
Other comprehensive loss	—	—	—	—	(1,158)	—	(1,158)
Purchase of 500,350 shares of treasury stock	—	(5)	(7,772)	—	—	—	(7,777)
Stock-based compensation expense	—	—	227	—	—	—	227
Dividends	—	—	—	(2,418)	—	—	(2,418)
ESOP shares earned	—	—	78	—	—	186	264

Balance at June 30, 2013	$64	$(5)	$13,413	$65,315	$(559)	$(2,066)	$76,162

Net income	—	—	—	3,639	—	—	3,639
Other comprehensive income	—	—	—	—	384	—	384
Transfers of securities from classifed as held-to-maturity to available-for-sale, net of tax of $17	—	—	—	—	28	—	28
Purchase of 99,070 shares of treasury stock(1)	—	(1)	(1,625)	—	—	—	(1,626)
Issuance of 12,600 shares of restricted stock(2)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	248	—	—	—	248
Dividends(3)(4)	—	—	—	(2,236)	—	—	(2,236)
ESOP shares earned(4)	—	—	150	(13)	—	245	382

Balance at June 30, 2014	$64	$(6)	$12,186	$66,705	$(147)	$(1,821)	$76,981

(1)
The weighted average cost of treasury shares purchased during the year ended was $17.70 per share. Treasury stock repurchases were accounted for using the par value method.

(2)
On November 13, 2013, the Company granted 12,600 shares of restricted stock. The grant date fair value of these shares was $17.16.

(3)
Cash dividends declared on July 25, 2013 were paid on August 29, 2013. Cash dividends declared on October 24, 2013 were paid on November 21, 2013. Cash dividends declared on January 30, 2014 were paid on February 27, 2014. Cash dividends declared on April 24, 2014 were paid on May 22, 2014.

(4)
Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,000 additional shares. The portion of the dividend paid on allocated shares of approximately $13 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 7,000 shares was accounted for as additional compensation expense of approximately $63 for the year ended June 30, 2014.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

(Amounts in thousands, except share and per share data)

	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities
Net income	$3,639	$4,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	108	260
Provision for real estate owned	164	23
Depreciation and amortization, net	907	1,154
Deferred loan fees, net	33	(325)
Deferred income tax expense	(362)	165
Gain on loan foreclosures	—	(65)
(Gain) loss on sales of real estate owned	11	(65)
Gain on sales of securities	(234)	(133)
Increase in cash surrender value of bank owned life insurance	(307)	(65)
ESOP compensation expense	382	264
Stock based compensation expense	248	227
Net change in operating assets and liabilities:
Accrued interest receivable	70	51
Accrued interest payable	(2)	(19)
Other	(193)	697

Net cash provided by operating activities	4,464	6,209

Cash Flows From Investing Activities
Purchases of premises and equipment	(152)	(70)
Purchases of securities held-to-maturity	(3,486)	(1,992)
Purchases of securities available-for-sale	(37,924)	(45,925)
Proceeds from maturities, paydowns and calls of securities available-for-sale	13,981	11,611
Proceeds from maturities, paydowns and calls of securities held-to-maturity	—	2,631
Proceeds from sales of securities available-for-sale	18,721	8,245
Proceeds from sales of securities held-to-maturity	2,270	—
Redemptions of restricted equity securities	124	115
Purchase of bank owned life insurance	—	(8,000)
Proceeds from sale of real estate owned	196	1,300
Loan originations and repayments, net	(8,977)	27,347

Net cash used in investing activities	(15,247)	(4,738)

Cash Flows from Financing Activities
Net change in deposits	(11,407)	(946)
Dividends paid	(2,236)	(2,418)
Purchase of treasury stock	(1,626)	(7,777)

Net cash used in financing activities	(15,269)	(11,141)

Change in cash and cash equivalents	(26,052)	(9,670)
Cash and cash equivalents, beginning of year	37,942	47,612

Cash and cash equivalents, end of year	$11,890	$37,942

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations and Principle of Consolidation:    The consolidated financial statements of Oconee Federal Financial Corp. include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the "Association") (referred to herein as "the Company") and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (70.7%) by Oconee Federal, MHC. These consolidated financial statements do not include the transactions and balances of Oconee Federal, MHC. The Association is a federally chartered stock savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans. Primarily, the Association's business is limited to the Oconee County area of northwestern South Carolina. The following is a description of the significant accounting policies the Company follows in preparing and presenting its consolidated financial statements.

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

As of and for the Years Ended June 30, 2014 and 2013

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

As of and for the Years Ended June 30, 2014 and 2013

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

        Home Equity:    We originate fixed-rate home equity loans secured by a lien on the borrower's primary residence but only where we hold the first mortgage on the property. Our home equity loans

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are limited to an 80% loan-to-value ratio (including all prior liens), and have terms of up to 10 years with 10-year amortization periods. We use the same underwriting standards for home equity loans as we use for one-to-four family residential mortgage loans.

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

        Loans secured by non-residential real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Non-residential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. In addition, because a church's financial stability often depends on donations from congregation members, some of whom may not reside in our market area, rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar. In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other non-residential real estate.

        Construction and Land:    We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of eight months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have rates and terms comparable to one-to-four family residential mortgage loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

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

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation ("FDIC") provides deposit insurance for up to $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits, and management believes the risk of loss is not significant.

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

        Restricted Equity Securities:    Restricted equity securities consist of Federal Home Loan Bank of Atlanta ("FHLB") stock. The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Based on the redemptive provisions of the FHLB, FHLB stock is carried at cost, as a restricted security, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

As of and for the Years Ended June 30, 2014 and 2013

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

As of and for the Years Ended June 30, 2014 and 2013

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

  New accounting standards:

        In May 2014, the FASB issued ASU 2014-9 "Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g. the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This ASU is effective for fiscal and interim reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 2—EARNINGS PER SHARE ("EPS")

        Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Year Ended
	June 30, 2014	June 30, 2013
Earnings per share
Net income	$3,639	$4,040
Less: distributed earnings allocated to participating securities	(26)	(21)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(16)	(25)

Net earnings available to common shareholders	$3,597	$3,994

Weighted average common shares outstanding including participating securities	5,842,460	6,251,404
Less: participating securities	(67,699)	(71,095)
Less: average unearned ESOP shares	(194,022)	(215,774)

Weighted average common shares outstanding	5,580,739	5,964,535

Basic earnings per share	$0.64	$0.67

Weighted average common shares outstanding	5,580,739	5,964,535
Add: dilutive effects of assumed exercises of stock options	53,082	30,562

Average shares and dilutive potential common shares	5,633,821	5,995,097

Diluted earnings per share	$0.64	$0.67

        During the year ended June 30, 2014, there were 7,700 shares that were potentially anti-dilutive. During the year ended June 30, 2013, there were no potential anti-dilutive common shares.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

        Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management's intent. Investment securities at June 30, 2014 and 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Available-for-sale:
FHLMC common stock	$20	$294	$—	$314
Preferred stock(1)	271	27	—	298
Certificates of deposit	7,221	24	(8)	7,237
Municipal securities	5,846	2	(39)	5,809
U.S. Government agency mortgage-backed securities	60,742	428	(730)	60,440
U.S. Government agency bonds	29,946	181	(419)	29,708

Total available-for-sale	$104,046	$956	$(1,196)	$103,806

June 30, 2013
Held-to-maturity:
Certificates of deposit	$3,985	$18	$(13)	$3,990
U.S. Government agency mortgage-backed securities	4,054	179	—	4,233

Total held-to-maturity	$8,039	$197	$(13)	$8,223

Available-for-sale:
FHLMC common stock	$20	$90	$—	$110
Preferred stock(1)	271	26	—	297
U.S. Government agency mortgage-backed securities	50,209	184	(866)	49,527
U.S. Government agency bonds	38,387	294	(630)	38,051

Total available-for-sale	$88,887	$594	$(1,496)	$87,985

(1)
Consists of 300 shares of Southern First Bancshares, Inc. cumulative perpetual preferred stock, series T.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2014
Available for Sale:
Certificates of deposit	$1,237	$(8)	$—	$—	$1,237	$(8)
Municipal securities	4,263	(39)	—	—	4,263	(39)
U.S. Government agency mortgage-backed securities	7,241	(24)	21,464	(706)	28,705	(730)
U.S. Government agency bonds	3,467	(5)	12,574	(414)	16,041	(419)

	$16,208	$(76)	$34,038	$(1,120)	$50,246	$(1,196)

        In the above table, there were eleven U.S. Government agency securities with unrealized losses, eight of which were for twelve months or more, eleven municipal securities, with zero for twelve months or more, twenty-four U.S. Government agency mortgage-backed securities, with eighteen for twelve months or more, and five certificates of deposit securities, with zero for twelve months or more at June 30, 2014. None of the unrealized losses for these securities have been recognized into net income for the year ended June 30, 2014 because the issuer's bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date. None of the unrealized losses on investment securities at June 30, 2013 were recognized into income as OTTI losses during 2014.

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

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY (Continued)

issued by the federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

        The amortized cost and fair value of securities available-for-sale and held-to-maturity debt securities at June 30, 2014 and 2013, by contractual maturity, are summarized as follows:

	June 30, 2014		June 30, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$4,002	$4,029	$996	$997
Due from one to five years	18,717	18,836	26,178	26,437
Due from five to ten years	13,297	13,047	11,198	10,800
Due after ten years	6,997	6,842	4,000	3,807
Mortgage-backed securities	60,742	60,440	54,263	53,760

Total	$103,755	$103,194	$96,635	$95,801

        Sales of securities available-for-sale during the years ended June 30, 2014 and 2013 securities were as follows:

	June 30, 2014	June 30, 2013
Available for Sale:
Proceeds	$18,721	$8,245
Gross gains	182	133
Gross losses	(30)	—
Held-to-maturity:
Proceeds	$2,270	$—
Gross gains	82	—
Gross losses	—	—
Total:
Proceeds	$20,991	$8,245

Gross gains	$264	$133

Gross losses	$(30)	$—

        During the year ended June 30, 2014, the Company sold two securities classified as held-to-maturity. One of those securities was a GNMA mortgage-backed security for which at least 85 percent of its original principal amount had been repaid. The second security was also a GNMA mortgage-backed security. Because the Company determined that it no longer had the positive intent to hold its investment in securities classified as held-to-maturity for an indefinite period of time because of the Company's desire to have more flexibility in managing the investment portfolio, all of the Company's securities classified as held-to-maturity were transferred to the available-for-sale category. The securities transferred had a total amortized cost of $7.8 million, with unrealized gross gains of $56

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY (Continued)

and unrealized gross losses of $11 at the time of transfer. The net unrealized gain of $45 was added to other comprehensive income at the time of transfer.

NOTE 4—LOANS

        Loans at June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013
Real estate loans:
One-to-four family	$214,735	$204,397
Multi-family	254	258
Home equity	227	292
Nonresidential	8,408	8,521
Construction and land	7,661	8,735

Total real estate loans	231,285	222,203
Consumer and other loans	747	925

Total loans	232,032	223,128

Net deferred loan fees	(1,246)	(1,214)
Allowance for loan losses	(855)	(751)

Loans, net	$229,931	$221,163

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

        The following tables present the activity in the allowance for loan losses for the years ended June 30, 2014 and 2013 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2014 and 2013:

	Real estate
	One-to- four family	Multi- family	Home Equity	Nonresidential	Construction and land	Consumer	Total
June 30, 2014
Beginning balance	$665	$4	$1	$52	$27	$2	$751
Provision	75	—	—	—	32	1	108
Charge-offs	(4)	—	—	—	—	—	(4)
Recoveries	—	—	—	—	—	—	—

Ending balance	$736	$4	$1	$52	$59	$3	$855

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$52	$—	$—	$—	$—	$—	$52
Collectively evaluated for impairment	684	4	1	52	59	3	803

Total ending allowance balance	$736	$4	$1	$52	$59	$3	$855

Loans:
Loans individually evaluated for impairment	$1,647	$—	$—	$—	$—	$—	$1,647
Loans collectively evaluated for impairment	213,088	254	227	8,408	7,661	747	230,385

Total ending loans balance	$214,735	$254	$227	$8,408	$7,661	$747	$232,032

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

	Real estate
	One-to- four family	Multi- family	Home Equity	Nonresidential	Construction and land	Consumer	Total
June 30, 2013
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

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

        The following table presents loans individually evaluated for impairment by portfolio class at June 30, 2014 and 2013, including the average recorded investment balance and interest earned for the years ended June 30, 2014 and 2013:

	June 30, 2014					June 30, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$374	$374	$—	$1,054	$8	$1,734	$1,734	$—	$1,202	$27
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—

Total real estate loans	374	374	—	1,054	8	1,734	1,734	—	1,202	27
Consumer and other loans	—	—	—	—	—	—	—	—	—	—

Total	$374	$374	$—	$1,054	$8	$1,734	$1,734	$—	$1,202	$27

With recorded allowance:
Real estate loans:
One-to-four family	$1,273	$1,273	$52	$763	$9	$252	$252	$27	$1,033	$6
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—

Total real estate loans	1,273	1,273	52	763	9	252	252	27	1,033	6

Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$1,273	$1,273	$52	$763	$9	$252	$252	$27	$1,033	$6

Totals:
Real estate loans	$1,647	$1,647	$52	$1,817	$17	$1,986	$1,986	$27	$2,235	$33
Consumer and other loans	—	—	—	—	—	—	—	—	—	—

Total	$1,647	$1,647	$52	$1,817	$17	$1,986	$1,986	$27	$2,235	$33

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

        The following table presents the aging of the recorded investment in past due loans at June 30, 2014 and 2013 by portfolio class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing Loans Past Due 90 Days or More
June 30, 2014
Real estate loans:
One-to-four family	$4,856	$893	$1,053	$6,802	$207,933	$214,735	$—
Multi-family	—	—	—	—	254	254	—
Home equity	—	—	—	—	227	227	—
Nonresidential	87	—	—	87	8,321	8,408	—
Construction and land	—	—	—	—	7,661	7,661	—

Total real estate loans	4,943	893	1,053	6,889	224,396	231,285	—
Consumer and other loans	—	—	—	—	747	747	—

Total	$4,943	$893	$1,053	$6,889	$225,143	$232,032	$—

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing Loans Past Due 90 Days or More
June 30, 2013
Real estate loans:
One-to-four family	$5,932	$2,397	$1,726	$10,055	$194,342	$204,397	$493
Multi-family	—	—	—	—	258	258	—
Home equity	30	—	—	30	262	292	—
Nonresidential	—	—	—	—	8,521	8,521	—
Construction and land	—	—	—	—	8,735	8,735	—

Total real estate loans	5,962	2,397	1,726	10,085	212,118	222,203	493
Consumer and other loans	1	—	—	1	924	925	—

Total	$5,963	$2,397	$1,726	$10,086	$213,042	$223,128	$493

        Nonaccrual loans at June 30, 2014 and June 30, 2013 were $1,647 and $1,493, respectively. All of these loans are disclosed by portfolio segment above in the "90 days or more past due" column at June 30, 2014, except one loan in the "60-89 days past due" category with a carrying amount of $220 and one loan in the "30-59 days past due" category with a carrying amount of $374. All nonaccrual loans at June 30, 2013 were disclosed in the 90 days or more past due column. Non-performing loans and loans past due 90 days and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans. There were no TDRs at June 30, 2014 or 2013.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

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

        Loan risk ratings in the table above were updated for the year ended June 30, 2014 and 2013.

        Loans to principal officers, directors, and their affiliates during the years ended June 30, 2014 and 2013 were as follows:

	June 30, 2014	June 30, 2013
Beginning balance	$788	$812
New loans	—	—
Repayments	(22)	(24)

Ending balance	$766	$788

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 5—PREMISES AND EQUIPMENT

        Premises and equipment at June 30, 2014 and 2013 were as follows:

	June 30, 2014	June 30, 2013
Land	$783	$783
Buildings and improvements	4,644	4,568
Furniture, fixtures and equipment	1,400	1,324

	6,827	6,675
Less: accumulated depreciation	(3,834)	(3,628)

	$2,993	$3,047

        Depreciation expense was $206 and $206 for the years ended June 30, 2014 and 2013, respectively.

NOTE 6—DEPOSITS

        At June 30, 2014 and 2013, deposit accounts with balances over $100 totaled approximately $64,485 and $83,862, respectively. Scheduled maturities of certificates of deposit at June 30, 2014 for the next three years are as follows:

June 30, 2014
2015	$192,039
2016	6,681
2017	1,557

$200,277

        There are no certificates of deposit scheduled to mature after 2017. The Company does not take brokered certificates of deposit.

        Directors and executive officers were customers of and had transactions with the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1,848 and $2,129 at June 30, 2014 and 2013, respectively.

NOTE 7—BORROWING ARRANGEMENTS WITH THE FEDERAL HOME LOAN BANK

        The Company has credit available under a loan agreement with the FHLB in the amount of 11% of total assets (as defined), approximately $39,520 of availability at June 30, 2014. As a member of the FHLB, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range in maturities. Borrowings under the FHLB would mostly be secured by single family first mortgage loans. The Company had no advances from the FHLB as of June 30, 2014 and 2013 and recognized no interest expense for the respective years then ended.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 8—INCOME TAXES

        Income tax expense for the years ended June 30, 2014 and 2013 was as follows:

	June 30, 2014	June 30, 2013
Current federal expense	$2,023	$1,919
Current state expense	389	348
Deferred federal expense (benefit)	(305)	140
Deferred state expense (benefit)	(57)	25

Total	$2,050	$2,432

        Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Deferred tax assets:
Deferred compensation	$295	$306
Charitable contribution	—	—
Allowance for loan losses	325	282
Securities available-for-sale	93	345
Other	337	(4)

Total deferred tax assets	1,050	929
Deferred tax liabilities:
FHLB stock dividends	(82)	(81)
Deferred loan fees, net	(251)	(265)
Basis difference in premises and equipment	(67)	(43)

Total deferred tax liabilities	(400)	(389)

Net deferred tax asset	$650	$540

        Retained earnings as of June 30, 2014 and 2013 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 8—INCOME TAXES (Continued)

        A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) for the years ended June 30, 2014 and 2013 is as follows:

	June 30, 2014		June 30, 2013
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$1,937	34.00%	$2,200	34.00%
Increase (decrease) resulting from:
State income tax expense	219	3.84	247	3.75
Life insurance benefits	(105)	(1.84)	(22)	(0.34)
Tax exempt interest income	(6)	(0.11)	—	—
Other—net	5	0.08	7	0.11

Total	$2,050	35.97%	$2,432	37.52%

        The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the consolidated statements of income and comprehensive income for the years ended June 30, 2014 and 2013. The Company is subject to U.S. federal income tax as well as income tax of the state of South Carolina. The Company is no longer subject to examination by taxing authorities for years before 2011.

NOTE 9—EMPLOYEE BENEFIT PLANS

        The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed. These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement. The directors vest ratably over periods established in the agreements. Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 6.69% to 8.05% at both June 30, 2014 and 2013, respectively. The total expense incurred under these plans for the years ended June 30, 2014 and 2013 was $61 and $46, respectively. The recorded liability for these agreements was $775 and $808 at June 30, 2014 and 2013, respectively, and is included in other accrued liabilities in the consolidated balance sheet.

        To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

        The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service. The Company has exercised this option in 2014 and 2013, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2014 and 2013 was $64 and $62, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 10—EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

        Employees participate in an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed from the Company to purchase 248,842 shares of the Company's common stock at $10 per share during 2011. The Company makes discretionary contributions to the ESOP, and pays dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

        Participants receive the shares at the end of employment. During the year ended June 30, 2014, $75 of discretionary contributions were made to the ESOP for debt retirement, which resulted in an additional $91 of compensation expense. ESOP compensation expense recognized for the years ended June 30, 2014 and 2103 was $382 and $264, respectively.

        Shares held by the ESOP at June 30, 2014 and 2013 were as follows:

	June 30, 2014	June 30, 2013
Committed to be released to participants	9,464	9,064
Allocated to participants	57,902	33,211
Unearned	181,476	206,567

Total ESOP shares	248,842	248,842

Fair value of unearned shares	$3,277,457	$3,059,257

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

        The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2014 and 2013 was as follows:

	June 30, 2014		June 30, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$3,128	$—	$1,056	$—

        Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are primarily for the purpose of financing the purchase, the refinance, or the construction of residential real estate. At June 30, 2014, these commitments have interest rates ranging from 3.25% to 7.25% and maturities ranging from 15 to 30 years. At June 30, 2013, these commitments have interest rates ranging from 3.95% to 7.25% and maturities ranging from 10 to 30 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 11—COMMITMENTS (Continued)

        Financial instruments with off-balance-sheet risk:    The Company has no additional financial instruments with off-balance-sheet risk.

        Leases and service agreements: The Company leases office equipment under varying lease terms, which are noncancelable. Rent expense was approximately $64 and $60 for the years ended June 30, 2014 and 2013, respectively. Future minimum lease commitments under the non-cancelable operating leases are as follows:

Year	Operating Lease
2015	11
2016	2

Total	$13

        The Company is obligated under a 7-year service agreement with a third party, which expires on January 31, 2016. The third party provides electronic transaction services related to the deposit and loan cycles for the Company. Transaction processing service expense related to this agreement for the years ended June 30, 2014 and 2013 was $239 and $244, respectively, and is included in data processing expenses on the consolidated statements of income and comprehensive income.

NOTE 12—REGULATORY CAPITAL REQUIREMENTS

        Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2014, the Association met all capital adequacy requirements to which it is subject. Savings and loan holding companies will be subject to capital requirements beginning January 1, 2015.

        Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2014 and 2013, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association's category. The Association's

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 12—REGULATORY CAPITAL REQUIREMENTS (Continued)

actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital to risk weighted assets	$71,669	42.31%	$13,550	8.00%	$16,938	10.00%
Tier 1 (core) capital to risk weighted assets	70,682	41.73	$6,775	4.00	10,163	6.00
Tier 1 (core) capital to tangible assets	70,682	19.61	10,815	3.00	18,025	5.00
Tangible capital to tangible assets	70,682	19.61	5,408	1.50	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital to risk weighted assets	$73,452	44.29%	$13,267	8.00%	$16,584	10.00%
Tier 1 (core) capital to risk weighted assets	72,686	43.83	6,634	4.00	9,950	6.00
Tier 1 (core) capital to tangible assets	72,686	19.62	11,113	3.00	18,522	5.00
Tangible capital to tangible assets	72,686	19.62	5,557	1.50	N/A	N/A

        The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes this test is met.

        Dividend Restrictions—The Company's principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2014, the Association could, without prior approval, declare dividends of approximately $3,822 (based on an annualized net income for the calendar year ending 2014).

NOTE 13—FAIR VALUE MEASUREMENTS

        Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

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

        There were no transfers between Level 1 and Level 2 fair value measurements at June 30, 2014 and June 30, 2013.

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

        Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and 2013 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 2)
	June 30, 2014	June 30, 2013
Financial assets:
Securities available-for-sale	$103,806	$87,985

Total financial assets	$103,806	$87,985

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The table below presents assets measured at fair value on a non-recurring basis by level at June 30, 2014 and June 30, 2013:

	Fair Value Measurements
	(Level 3)	(Level 3)
	June 30, 2014	June 30, 2013
Financial assets:
Impaired real estate loans, with specific allocations:
One-to-four-family	$1,221	$225
Non-financial assets:
Real estate owned, net:
One-to-four-family	744	1,047

Total non-financial assets	744	1,047

Total assets measured at fair value on a non-recurring basis	$1,965	$1,272

        The Company's impaired loans, which were measured for impairment using the fair value of collateral less costs to sell, had a carrying amount of $1,221 and $225 at June 30, 2014 and 2013, respectively. The carrying value included a valuation allowance of $52 and $27, respectively. The impact to the provision to loan losses from the change in the valuation allowances was an increase of $25 and a decrease of $33 for the years ended June 30, 2014 and 2013, respectively.

        Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The outstanding balances of real estate owned and their respective valuation allowances at June 30, 2014 and 2013 were $744 and $164 and $1,047 and $0, respectively.

        The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $164 and $23 for the years ended June 30, 2014 and 2013, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2014:

	Level 3 Quantitative Information at June 30, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired real estate loans net, with specific allocations:
One-to-four family	$1,221	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)
Real estate owned:
One-to-four family	$744	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

	Level 3 Quantitative Information at June 30, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired real estate loans net, with specific allocations:
One-to four-family	$225	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)
Real estate owned:
One-to four-family	$1,047	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

        The carrying amounts and estimated fair values of the Company's on-balance sheet financial instruments at June 30, 2014 and 2013 are summarized below:

	June 30, 2014
		Fair Value
	Carrying Amount
		(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$103,806	$—	$103,806	$—	$103,806
Loans, net	229,931	—	—	233,176	233,176
Restricted equity securities(1)	325	N/A	N/A	N/A	N/A
Financial liabilities
Deposits	$281,015	$80,904	$200,662	$—	$281,566

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

	June 30, 2013
		Fair Value
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

NOTE 14—STOCK BASED COMPENSATION

        On April 5, 2012, the shareholders of Oconee Federal Financial Corp. approved the Oconee Federal Financial Corp. 2012 Equity Incentive Plan (the "Plan") for employees and directors of the Company. The Plan authorizes the issuance of up to 435,472 shares of the Company's common stock, with no more than 124,420 of shares as restricted stock awards and 311,052 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

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

As of and for the Years Ended June 30, 2014 and 2013

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

        On November 13, 2013, the compensation committee of the board of directors approved the issuance of 7,700 stock options to purchase Company stock and 12,600 shares of restricted stock to one of the Company's officers. Stock options and restricted stock have vesting periods of 7 years, a percentage of which vests annually at each anniversary date of grant. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

        The following table summarizes stock option activity for the year ended June 30, 2014:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding—July 1, 2013	233,286	$11.58
Granted	7,700	17.16
Exercised	—	—
Forfeited	—	—

Outstanding—June 30, 2014	240,986	$11.76	7.88	$1,518,623

Fully vested and exercisable at June 30, 2014	84,428	$11.58	7.88	$547,093

Expected to vest in future periods	156,558

Fully vested and expected to vest—June 30, 2014	240,986	$11.76	7.88	$1,518,623

(1)
Based on closing price of $18.06 per share on June 30, 2014.

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

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 14—STOCK BASED COMPENSATION (Continued)

        The fiscal weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below:

	2014	2012
Risk-free interest rate	2.32%	1.54%
Expected dividend yield	2.33	3.45
Expected stock volatility	15.50	15.30
Expected life (years)	8.00	8.00
Fair value	$2.46	$1.00

        Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 42,904 and 42,213 options that were earned during the years ended June 30, 2014 and 2013, respectively. Stock-based compensation expense for stock options for the years ended June 30, 2014 and 2013 was $44 and $42, respectively. Total unrecognized compensation cost related to nonvested stock options was $156 at June 30, 2014 and is expected to be recognized over a weighted-average period of 3.6 years.

        The following table summarizes non-vested restricted stock activity for the year ended June 30, 2014:

June 30, 2014
Balance—beginning of year	71,095
Granted	12,600
Forfeited	—
Vested	(15,996)

Balance—end of period	67,699

Weighted average grant date fair value	$12.29

        The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company's common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted during the year ended June 30, 2014 was $17.16 per share or $216. Total shares of restricted stock granted under the Plan is 99,694 of which 67,699 remain unvested at June 30, 2014. The weighted-average grant date fair value of all shares granted is $12.29 per share. Stock-based compensation expense for restricted stock included in non-interest expense for the years ended June 30, 2014 and 2013 was $204 and $185, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $789 and is expected to be recognized over 3.8 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information for the years ended June 30, 2014 and 2013 is as follows:

	June 30, 2014	June 30, 2013
Cash paid during the period for:
Interest paid	$1,482	$2,193
Income taxes paid	$2,305	$1,985
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$68	$1,387
Unrealized gains (losses) on securities available-for-sale, net	$384	$(1,158)
Transfer from securities held-to-maturity to available-for-sale	$7,805	$—
Unrealized gains on securities held-to-maturity, transferred to available for sale	$45	$—
Unsettled investment trades	$1,145	$—

NOTE 16—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013
ASSETS
Cash and cash equivalents	$4,109	$1,556
Securities available-for-sale	299	297
ESOP loan receivable	1,924	2,175
Other	433	53
Investment in banking subsidiary	70,517	72,107

Total assets	$77,282	$76,188

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities	301	26
Shareholders' equity	76,981	76,162

Total liabilities and shareholders' equity	$77,282	$76,188

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 16—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013
Interest income	$85	$105
Other income	—	38
Dividend from banking subsidiary	6,677	7,310
Other expenses	547	348

Income before equity in undistributed income of subsidiary	6,215	7,105
Income in undistributed income of subsidiary	(2,731)	(3,134)
Income before income taxes	3,484	3,971

Income tax expense	(155)	(69)

Net income	$3,639	$4,040

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities
Net income	$3,639	$4,040
Adjustments to reconcile net income to net cash provided by
Change in other assets	(382)	(13)
Change in accounts payable and other liabilities	275	(22)
Gain on sale of available-for-sale securities	—	(38)
Equity in undistributed income of subsidiary	2,731	3,134

Net cash provided by operations	6,263	7,101

Cash Flows From Investing Activities
Purchases of securities available-for-sale	—	(462)
Proceeds from sales of securities available-for-sale	—	500
Payments received on ESOP loans	152	77

Net cash provided by investing activities	152	115

Cash Flows from Financing Activities
Purchases of treasury shares	(1,626)	(7,777)
Dividends paid	(2,236)	(2,418)

Net cash used in financing activities	(3,862)	(10,195)

Change in cash and cash equivalents	2,553	(2,979)
Cash and cash equivalents, beginning of year	1,556	4,535

Cash and cash equivalents, end of year	$4,109	$1,556

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Years Ended June 30, 2014 and 2013

(Amounts in thousands, except share and per share data)

NOTE 17—MERGER

        On February 26, 2014, the Company and its wholly-owned subsidiary, Oconee Federal Savings and Loan Association ("Oconee Federal"), and Oconee Federal, MHC ("Oconee MHC"), the Company's parent and Stephens Federal Bank, a federally chartered mutual savings bank ("Stephens Federal") entered into a definitive merger agreement (as amended, the "Merger Agreement"). On May 6, 2014, the Merger Agreement was amended to change the contemplated structure of the Merger Agreement. The Merger Agreement's terms stipulate that Stephens Federal will undergo a full Supervisory Conversion from a mutual savings bank to a federally chartered stock savings bank. Concurrent with the Supervisory Conversion, Stephens Federal will merge with and into Oconee Federal with Oconee Federal as the surviving institution (the "Merger"), and the separate existence of Stephens Federal will cease. Additionally, at the time of the Merger, the Company will issue to Oconee MHC a number of shares of OFED Common Stock equal to the quotient of (i) the Valuation of Stephens Federal as prepared by an independent third party, divided by (ii) the average of the closing sales price of a share of OFED Common Stock, as reported on the Nasdaq stock market, for the twenty (20) consecutive trading days ending on the second trading day preceding the Effective Time of the Merger, and each share of the common stock of Stephens Federal issued pursuant to the Supervisory Conversion and outstanding immediately prior to the Effective Time shall cease to be outstanding and shall immediately be canceled and retired and cease to exist.

        The Office of the Comptroller of Currency approved Stephens Federal's application for Supervisory Conversion on August 29, 2014 and our application for Merger on September 3, 2014. The Federal Reserve Board approved our application to acquire Stephens Federal on September 9, 2014. The Supervisory Conversion approval requires the Supervisory Conversion to be completed by September 29, 2014, and the Merger approval requires the Merger to be completed by December 9, 2014. Stephens Federal has requested an extension of the Supervisory Conversion deadline. We expect to close the Merger in the second quarter of fiscal year 2015. Based on preliminary estimates, the Merger is expected to increase total assets by approximately $150 million, although final amounts are subject to change. The Merger will be accounted for as an acquisition of a business using acquisition accounting, which requires that all identifiable assets and liabilities to be recorded at fair value, including any intangible assets and liabilities.

NOTE 18—SUBSEQUENT EVENTS

        On July 24, 2014, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company's common stock payable to stockholders of record as of August 7, 2014, which was paid on August 21, 2014.

ITEM 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.

  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

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

  As of June 30, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon its assessment, management believes that the Company's internal control over financial reporting as of June 30, 2014 is effective using these criteria. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management's report in this annual report.

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

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information contained under the sections captioned "Proposal I—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.    Executive Compensation

        The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance Under Stock-Based Compensation Plans.    The following table sets forth information as of June 30, 2014 about Company common stock that may be issued under the Company's equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	240,986	$11.76	70,066

Total	240,986	$11.76	70,066

(1)
These awards were granted pursuant to the Oconee Federal Financial Corp. 2013 Equity Incentive Plan.
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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

3.1	Charter of Oconee Federal Financial Corp.(1)
3.2	Bylaws of Oconee Federal Financial Corp.(2)
4	Form of Common Stock Certificate(1)
10.1	Form of Employee Stock Ownership Plan(1)
10.2	Non-Qualified Salary Continuation Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore(1)
10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr.(1)
10.5	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.6	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and Curtis T. Evatt(1)
10.7	Oconee Federal Savings and Loan Association Endorsement Split Dollar Life Insurance Plan for Curtis T. Evatt and Nancy M. Carter(3)
10.8	Oconee Federal Financial Corp. 2013 Equity Incentive Plan.(4)
21	Subsidiaries of Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and 2013, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Shareholders' Equity for the years ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013, and (v) the Notes to the Consolidated Financial Statements.(2)

(1)
Incorporated by reference to the Registration Statement on Form S-1 (File no. 333-169419), as initially filed September 16, 2010, and as subsequently amended.

(2)
Incorporated by reference to the current report on Form 8-K (File No. 001-35033), filed on April 26, 2013.

(3)
Incorporated by reference to the current report on Form 8-K (File No. 001-35033), filed on June 28, 2013.

(4)
Incorporated by reference to the proxy statement for the special meeting of stockholders (File No. 001-35033), filed February 23, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCONEE FEDERAL FINANCIAL CORP.
Date: September 29, 2014	By:	/s/ T. RHETT EVATT T. Rhett Evatt Chief Executive Officer and Chairman (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ T. RHETT EVATT T. Rhett Evatt	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 29, 2014
/s/ H. ALLEN SALTER H. Allen Salter	SVP and Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2014
/s/ CURTIS T. EVATT Curtis T. Evatt	President and Director	September 29, 2014
/s/ HARRY B. MAYS, JR. Harry B. Mays, Jr.	Director	September 29, 2014
/s/ ROBERT N. MCLELLAN, JR. Robert N. McLellan, Jr.	Director	September 29, 2014
/s/ W. MAURICE POORE W. Maurice Poore	Director	September 29, 2014
/s/ CECIL T. SANDIFER, JR. Cecil T. Sandifer, Jr.	Director	September 29, 2014