Form 10-Q
period 2014-09-30
Oconee Federal Financial Corp.
filed 2014-11-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

There were 5,834,395 shares of Common Stock, par value $.01 per share, outstanding as of November 7, 2014.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

 PART I

ITEM 1.   FINANCIAL STATEMENTS

	September 30, 2014	June 30, 2014 (*)
	(Unaudited)
ASSETS
Cash and due from banks	$923	$1,365
Interest-bearing deposits	7,366	10,525
Total cash and cash equivalents	8,289	11,890
Securities available-for-sale	100,830	103,806
Loans, net of allowance for loan losses of $855 and $855	232,914	229,931
Premises and equipment, net	3,019	2,993
Real estate owned, net	596	744
Accrued interest receivable
Loans	846	811
Investments	344	251
Restricted equity securities	325	325
Bank owned life insurance	8,825	8,758
Other assets	1,108	992
Total assets	$357,096	$360,501

LIABILITIES
Deposits
Non-interest bearing	$8,360	$7,075
Interest bearing	269,588	273,940
Total deposits	277,948	281,015
Accrued interest payable and other liabilities	1,717	2,505
Total liabilities	279,665	283,520

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,834,395 shares outstanding	64	64
Treasury stock, at par 600,699 shares	(6)	(6)
Additional paid in capital	12,281	12,186
Retained earnings	67,166	66,705
Accumulated other comprehensive loss	(301)	(147)
Unearned ESOP shares	(1,773)	(1,821)
Total shareholders’ equity	77,431	76,981
Total liabilities and shareholders’ equity	$357,096	$360,501

_____________________________________

* Derived from audited consolidated financial statements

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30, 2014	September 30, 2013
Interest and dividend income:
Loans, including fees	$2,886	$2,852
Securities, taxable	381	371
Securities, tax-exempt	36	—
Interest-bearing deposits and other	7	15
Total interest income	3,310	3,238

Interest expense:
Deposits	308	429
Total interest expense	308	429
Net interest income	3,002	2,809
Provision for loan losses	—	81

Net interest income after provision for loan losses	3,002	2,728
Noninterest income:
Service charges on deposit accounts	18	18
Income on bank owned life insurance	67	76
Gain on sales of securities	5	—
Total noninterest income	90	94

Noninterest expense:
Salaries and employee benefits	910	861
Occupancy and equipment	167	155
Data processing	67	63
Professional and supervisory fees	113	112
Office expense	43	29
Advertising	23	21
FDIC deposit insurance	38	40
Charitable contributions	—	—
Provision for real estate owned and related expenses	19	32
Other	103	77
Total noninterest expense	1,483	1,390

Income before income taxes	1,609	1,432
Income tax expense	565	513
Net income	$1,044	$919

Other comprehensive income (loss)
Unrealized loss on securities available-for-sale	$(243)	$(9)
Tax effect	92	3
Reclassification adjustment for gains realized in net income	(5)	—
Tax effect	2	—
Total other comprehensive loss	(154)	(6)
Comprehensive income	$890	$913

Basic net income per share: (Note 2)	$0.18	$0.16
Diluted net income per share: (Note 2)	$0.18	$0.16
Dividends declared per share:	$0.10	$0.10

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Loss	Shares	Total

Balance at July 1, 2013	$64	$(5)	$13,413	$65,315	$(559)	$(2,066)	$76,162
Net income	—	—	—	919	—	—	919
Other comprehensive income	—	—	—	—	(6)	—	(6)
Purchase of 89,900 shares of treasury stock	—	(1)	(1,423)	—	—	—	(1,424)
Stock-based compensation expense	—	—	57	—	—	—	57
Dividends	—	—	—	(584)	—	—	(584)
ESOP shares earned	—	—	21	—	—	46	67
Balance at September 30, 2013	$64	$(6)	$12,068	$65,650	$(565)	$(2,020)	$75,191

Balance at July 1, 2014	$64	$(6)	$12,186	$66,705	$(147)	$(1,821)	$76,981
Net income	—	—	—	1,044	—	—	1,044
Other comprehensive loss	—	—	—	—	(154)	—	(154)
Stock-based compensation expense	—	—	66	—	—	—	66
Dividends (1)	—	—	—	(583)	—	—	(583)
ESOP shares earned	—	—	29	—	—	48	77
Balance at September 30, 2014	$64	$(6)	$12,281	$67,166	$(301)	$(1,773)	$77,431

(1)      Cash dividends declared on July 24, 2014 were paid on August 21, 2014.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities
Net income	$1,044	$919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	81
Depreciation and amortization, net	221	252
Deferred loan fees, net	17	6
Deferred income tax expense	22	—
Loss on sales of real estate owned	8	14
Gain on sales of securities	(5)	—
Increase in cash surrender value of bank owned life insurance	(67)	(76)
ESOP compensation expense	77	67
Stock based compensation expense	66	57
Net change in operating assets and liabilities:
Accrued interest receivable	(128)	(77)
Accrued interest payable	(309)	(1)
Other	622	387
Net cash provided by operating activities	1,568	1,629

Cash Flows From Investing Activities
Purchases of premises and equipment	(84)	(19)
Purchases of securities held-to-maturity	—	(1,494)
Purchases of securities available-for-sale	(3,399)	(5,324)
Proceeds from maturities, paydowns and calls of securities available-for-sale	3,323	2,218
Proceeds from maturities, paydowns and calls of securities held-to-maturity	—	797
Proceeds from sales of securities available-for-sale	1,501	—
Proceeds from sale of real estate owned	199	176
Loan originations and repayments, net	(3,059)	(782)
Net cash used in investing activities	(1,519)	(4,428)

Cash Flows from Financing Activities
Net change in deposits	(3,067)	(3,638)
Dividends paid	(583)	(584)
Purchase of treasury stock	—	(1,431)
Net cash used in financing activities	(3,650)	(5,653)

Change in cash and cash equivalents	(3,601)	(8,452)

Cash and cash equivalents, beginning of year	11,890	37,942

Cash and cash equivalents, end of period	$8,289	$29,490

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (70.74%) by Oconee Federal, MHC.  These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2014 and June 30, 2014 and the results of operations and cash flows for the interim periods ended September 30, 2014 and 2013. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the year ended June 30, 2014.

(2)     EARNINGS PER SHARE (“EPS”)

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended
	September 30, 2014	September 30, 2013
Earnings per share
Net income	$1,044	$919
Less: distributed earnings allocated to participating securities	(7)	(7)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(5)	(4)
Net earnings available to common shareholders	$1,032	$908

Weighted average common shares outstanding including participating securities	5,834,395	5,850,522
Less: participating securities	(67,699)	(71,095)
Less: average unearned ESOP shares	(179,111)	(204,302)
Weighted average common shares outstanding	5,587,585	5,575,125

Basic earnings per share	$0.18	$0.16

Weighted average common shares outstanding	5,587,585	5,575,125
Add: dilutive effects of assumed exercises of stock options	54,644	47,856
Average shares and dilutive potential common shares	5,642,229	5,622,981

Diluted earnings per share	$0.18	$0.16

During the three months ended September 30, 2014, 7,700 shares were considered anti-dilutive.  During the three months ended September 30, 2013, no shares were considered anti-dilutive.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(3)     SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent.  U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises.  Investment securities at September 30, 2014 and June 30, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
Available-for-sale:
FHLMC common stock	$20	$195	$—	$215
Preferred stock (1)	271	27	—	298
Certificates of deposit	6,972	26	(8)	6,990
Municipal securities	6,087	12	(31)	6,068
U.S. Government agency mortgage-backed securities	59,520	327	(805)	59,042
U.S. Government agency bonds	28,448	151	(382)	28,217
Total available-for-sale	$101,318	$738	$(1,226)	$100,830

June 30, 2014
Available-for-sale:
FHLMC common stock	$20	$294	$—	$314
Preferred stock (1)	271	27	—	298
Certificates of deposit	7,221	24	(8)	7,237
Municipal securities	5,846	2	(39)	5,809
U.S. Government agency mortgage-backed securities	60,742	428	(730)	60,440
U.S. Government agency bonds	29,946	181	(419)	29,708
Total available-for-sale	$104,046	$956	$(1,196)	$103,806

(1) Consists of 300 shares of Southern First Bancshares, Inc. cumulative perpetual preferred stock, series T.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of  securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at September 30, 2014 and June 30, 2014. The table also shows the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
September 30, 2014
Available for Sale:
Certificates of deposit	$992	$(4)	2	$494	$(4)	2	$1,486	$(8)	4
Municipal securities	3,254	(31)	9	—	—	—	3,254	(31)	9
U.S. Government agency mortgage-backed securities	12,815	(66)	17	19,417	(739)	17	32,232	(805)	34
U.S. Government agency bonds	5,459	(18)	7	11,626	(364)	7	17,085	(382)	14
	$22,520	$(119)	35	$31,537	$(1,107)	26	$54,057	$(1,226)	61

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2014
Available for Sale:
Certificates of deposit	$1,237	$(8)	5	$—	$—	$—	$1,237	$(8)	5
Municipal securities	4,263	(39)	11	—	—	—	4,263	(39)	11
U.S. Government agency mortgage-backed securities	7,241	(24)	6	21,464	(706)	18	28,705	(730)	24
U.S. Government agency bonds	3,467	(5)	3	12,574	(414)	8	16,041	(419)	11
	$16,208	$(76)	25	$34,038	$(1,120)	26	$50,246	$(1,196)	51

(1)     Actual amounts

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

None of the unrealized losses at September 30, 2014 were recognized into net income for the three months ended September 30, 2014 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value of these securities is expected to recover as they approach their maturity date or reset date.  None of the unrealized losses at June 30, 2014 were recognized as having other-than-temporary impairments (“OTTI”) during the three months ended September 30, 2014.

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

The amortized cost and fair value of debt securities classified available-for-sale at September 30, 2014 and June 30, 2014 by contractual maturity are summarized as follows:

	September 30, 2014		June 30, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$3,998	$4,015	$4,002	$4,029
Due from one to five years	18,183	18,296	18,717	18,836
Due from five to ten years	13,211	12,961	13,297	13,047
Due after ten years	6,115	6,003	6,997	6,842
Mortgage backed securities	59,520	59,042	60,742	60,440
Total	$101,027	$100,317	$103,755	$103,194

The following table presents the gross proceeds from sales of securities available-for-sale and held-to-maturity and gains or losses recognized for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014	September 30, 2013
Available for Sale:
Proceeds	$1,501	$—
Gross gains	5	—
Gross losses	—	—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)               LOANS

The components of loans at September 30, 2014 and June 30, 2014 were as follows:

	September 30, 2014	June 30, 2014
Real estate loans:
One-to-four family	$217,597	$214,735
Multi-family	253	254
Home equity	214	227
Nonresidential	8,434	8,408
Construction and land	7,902	7,661
Total real estate loans	234,400	231,285
Consumer and other loans	632	747
Total loans	235,032	232,032
Net deferred loan fees	(1,263)	(1,246)
Allowance for loan losses	(855)	(855)
Loans, net	$232,914	$229,931

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three months ended September 30, 2014 and 2013 and the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at September 30, 2014 and 2013:

Three Months Ended September 30, 2014

	Real estate
	One-to-four		Home		Construction
	family	Multi-family	Equity	Nonresidential	and land	Consumer	Total
Beginning balance	$736	$4	$1	$52	$59	$3	$855
Provision	35	—	—	—	(33)	(2)	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$771	$4	$1	$52	$26	$1	$855

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$45	$—	$—	$—	$—	$—	$45
Collectively evaluated for impairment	726	4	1	52	26	1	810
Total ending allowance balance	$771	$4	$1	$52	$26	$1	$855

Loans:
Loans individually evaluated for impairment	$1,579	$—	$—	$—	$—	$—	$1,579
Loans collectively evaluated for impairment	216,018	253	214	8,434	7,902	632	233,453
Total ending loans balance	$217,597	$253	$214	$8,434	$7,902	$632	$235,032

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Three Months Ended September 30, 2013

	Real estate
	One-to-four		Home		Construction
	family	Multi-family	Equity	Nonresidential	and land	Consumer	Total
Beginning balance	$665	$4	$1	$52	$27	$2	$751
Provision	82	—	—	(2)	1	—	81
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$747	$4	$1	$50	$28	$2	$832

Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$110	$—	$—	$—	$—	$—	$110
Collectively evaluated for impairment	637	4	1	50	28	2	722
Total ending allowance balance	$747	$4	$1	$50	$28	$2	$832

Loans:
Loans individually evaluated for impairment	$3,203	$—	$—	$—	$—	$—	$3,203
Loans collectively evaluated for impairment	202,068	256	268	8,365	8,818	932	220,707
Total ending loans balance	$205,271	$256	$268	$8,365	$8,818	$932	$223,910

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method at June 30, 2014:

June 30, 2014

	Real estate
	One-to-four		Home		Construction
	family	Multi-family	Equity	Nonresidential	and land	Consumer	Total
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$52	$—	$—	$—	$—	$—	$52
Collectively evaluated for impairment	684	4	1	52	59	3	803
Total ending allowance balance	$736	$4	$1	$52	$59	$3	$855

Loans:
Loans individually evaluated for impairment	$1,647	$—	$—	$—	$—	$—	$1,647
Loans collectively evaluated for impairment	213,088	254	227	8,408	7,661	747	230,385
Total ending loans balance	$214,735	$254	$227	$8,408	$7,661	$747	$232,032

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio segment at September 30, 2014 and June 30, 2014, including the average recorded investment balance and interest earned for the three months ended September 30, 2014 and year ended June 30, 2014:

	September 30, 2014					June 30, 2014
	Unpaid			Average	Interest	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Balance	Investment	Allowance	Investment	Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$680	$680	$—	$527	$4	$374	$374	$—	$1,054	$8
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	680	680	—	527	4	374	374	—	1,054	8
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$680	$680	$—	$527	$4	$374	$374	$—	$1,054	$8

With recorded allowance:
Real estate loans:
One-to-four family	$899	$899	$45	$1,086	$—	$1,273	$1,273	$52	$763	$9
Multi-family	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Nonresidential	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Total real estate loans	899	899	45	1,086	—	1,273	1,273	52	763	9
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$899	$899	$45	$1,086	$—	$1,273	$1,273	$52	$763	$9

Totals:
Real estate loans	$1,579	$1,579	$45	$1,613	$4	$1,647	$1,647	$52	$1,817	$17
Consumer and other loans	—	—	—	—	—	—	—	—	—	—
Total	$1,579	$1,579	$45	$1,613	$4	$1,647	$1,647	$52	$1,817	$17

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans at September 30, 2014 and June 30, 2014 by portfolio segment of loans:

September 30, 2014

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One-to-four family	$4,396	$1,007	$1,360	$6,763	$210,834	$217,597	$—
Multi-family	—	—	—	—	253	253	—
Home equity	—	—	—	—	214	214	—
Nonresidential	13	—	—	13	8,421	8,434	—
Construction and land	—	—	—	—	7,902	7,902	—
Total real estate loans	4,409	1,007	1,360	6,776	227,624	234,400	—
Consumer and other loans	—	—	—	—	632	632	—
Total	$4,409	$1,007	$1,360	$6,776	$228,256	$235,032	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

June 30, 2014

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

At September 30, 2014, nonaccrual loans were $ 1,579, of which $ 1,360 are classified in the “90 Days or More” category and $220 were classified in the “60-89 Days Past Due” category.  Nonaccrual loans at June 30, 2014 were $1,647.  All of these loans are disclosed by portfolio segment above in the “90 days or more past due” column at June 30, 2014, except one loan in the “60-89 days past due” category with a carrying amount of $220 and one loan in the “30-59 days past due” category with a carrying amount of $374. There were no troubled debt restructures at September 30, 2014 or June 30, 2014.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

At September 30, 2014 and June 30, 2014, and based on the most recent analyses performed, the loan grade for each loan by portfolio segment is as follows:

	Real estate
	One-to-four family		Multi-family		Home Equity		Nonresidential
	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2014

Pass	$216,018	$213,087	$253	$254	$214	$227	$8,434	$8,408
Special mention	—	—	—	—	—	—	—	—
Substandard	1,579	1,648	—	—	—	—	—	—
Total	$217,597	$214,735	$253	$254	$214	$227	$8,434	$8,408
	Real estate
	Construction and Land		Consumer		Total
	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2014

Pass	$7,902	$7,661	$632	$747	$233,453	$230,384
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	1,579	1,648
Total	$7,902	$7,661	$632	$747	$235,032	$232,032

Loans were evaluated for appropriate risk ratings as of September 30, 2014 on October 6, 2014.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and June 30, 2014 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 2)
	September 30, 2014	June 30, 2014
Financial assets:
Securities available-for-sale	$100,830	$103,806
Total financial assets	$100,830	$103,806

Presented in the table below are assets measured at fair value on a non-recurring basis using level 3 inputs at September 30, 2014 and June 30, 2014:

	Fair Value Measurements
	(Level 3)	(Level 3)
	September 30, 2014	June 30, 2014
Financial assets:
Impaired real estate loans, with specific allocations:
One-to-four-family	$899	$1,221

Non-financial assets:
Real estate owned, net:
One-to-four-family	596	744
Total non-financial assets	596	744
Total assets measured at fair value on a non-recurring basis	$1,495	$1,965

The Company's impaired loans at September 30, 2014 and June 30, 2014, which were measured for impairment using the fair value of collateral less costs to sell, had carrying amounts of $899 and $1,221, respectively. The carrying value included a valuation allowance of $45 and $52, respectively. The impact to the provision to loan losses from the change in the valuation allowance for the three months ended September 30, 2014 was a decrease of $7.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Real estate owned is carried at the lower of carrying value or fair value less costs to sell.  The outstanding balances of real estate owned and their respective valuation allowances at September 30, 2014 and June 30, 2014 were $ 596 and $80 and $ 744 and $164, respectively. There were no write downs of real estate owned for the three months ended September 30, 2014.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2014 and June 30, 2014.

	Level 3 Quantitative Information
					Range
	September 30,	June 30,	Valuation	Unobservable	(Weighted
	2014	2014	Technique	Inputs	Average)
	Fair Value	Fair Value
Impaired real estate loans net, with specific allocations:
One-to-four family	$899	$1,221	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)

Real estate owned:
One-to-four family	$596	$744	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully.  The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2014 and June 30, 2014 are summarized below:

	September 30, 2014
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$100,830	$—	$100,830	$—	$100,830
Loans, net	232,914	—	—	237,488	237,488
Restricted equity securities (1)	325	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$277,948	$81,650	$196,674	$—	$278,324
	June 30, 2014
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$103,806	$—	$103,806	$—	$103,806
Loans, net	229,931	—	—	233,176	233,176
Restricted equity securities (1)	325	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$281,015	$80,904	$200,662	$—	$281,566

(1)  It was not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(6)           EMPLOYEE STOCK OWNERSHIP PLAN

Employees participate in an Employee Stock Ownership Plan (“ESOP”).  The ESOP borrowed from the Company to purchase 248,842 shares of the Company’s common stock at $ 10 per share during 2011.  The Company makes discretionary contributions to the ESOP, and pays dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan.  When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded.  Dividends on allocated shares increase participant accounts.

Participants receive the shares at the end of employment.  No contributions to the ESOP were made during the three months ended September 30, 2014.  ESOP compensation expense recognized for the three months ended September 30, 2014 and 2013 was $77 and $ 67, respectively.

Shares held by the ESOP at September 30, 2014 and June 30, 2014 were as follows:

	September 30, 2014	June 30, 2014
Committed to be released to participants	14,195	9,464
Allocated to participants	57,902	57,902
Unearned	176,745	181,476
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$3,269,783	$3,277,457

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

The following table summarizes stock option activity for the three months ended September 30, 2014:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - July 1, 2014	240,986	$11.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - September 30, 2014	240,986	$11.58	7.62	$1,667,623
Fully vested and exercisable at September 30, 2014	84,428	$11.58	7.62	$584,242
Expected to vest in future periods	156,558
Fully vested and expected to vest - September 30, 2014	240,986	$11.58	7.62	$1,667,623

(1)  The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $18.50 per share on September 30, 2014

The fair value for each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the following assumptions.  The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate.  The expected dividend yield is estimated using the projected annual dividend level and recent stock price of the Company’s common stock at the date of grant.  Expected stock volatility is based on historical volatilities of the SNL Financial Index of Thrifts.  The expected life of the options is calculated based on the “simplified” method as provided for under Staff Accounting Bulletin No.110.

The weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below:

	Fiscal Years Granted
	2014	2012
Risk-free interest rate	2.32%	1.54%
Expected dividend yield	2.33%	3.45%
Expected stock volatility	15.5	15.3
Expected life (years)	8	8
Fair value	$2.46	$1.00

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned.  There were 11,332  and 10,640 options that were earned during the three months ended September 30, 2014 and 2013, respectively.  Stock-based compensation expense for stock options for the three months ended September 30, 2014 and 2013 was $11 and $10, respectively. Total unrecognized compensation cost related to stock options was $144 at September 30, 2014 and is expected to be recognized over a weighted-average period of 3.3 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2014:

September 30, 2014
Balance - beginning of year	67,699
Granted	—
Forfeited	—
Vested	—
Balance - end of period	67,699
Weighted average grant date fair value	$12.29

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  The weighted-average grant date fair value of restricted stock granted on April 27, 2012 was $11.58 per share or $1,009.  The weighted-average grant date fair value of restricted stock granted on November 13, 2013 was $17.16  per share or $216.  Stock-based compensation expense for restricted stock included in noninterest expense for the three months ended September 30, 2014 and 2013 was $55 and $47, respectively.  Unrecognized compensation expense for nonvested restricted stock awards was $734 at September 30, 2014 and is expected to be recognized over a weighted-average period of 3.5 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(8)                                 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Cash paid during the period for:
Interest paid	$309	$430
Income taxes paid	$100	$200
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$59	$—
Unrealized gains (losses) on securities available-for-sale, net	$(154)	$(6)

(9)                          MERGER

On February 26, 2014, the Company, the Association and Oconee Federal, MHC (“Oconee MHC”), the Company’s parent, and Stephens Federal Bank, a federally chartered mutual savings bank (“Stephens Federal”), entered into a definitive merger agreement (as amended, the “Merger Agreement”). On May 6, 2014, the Merger Agreement was amended to change the contemplated structure of the Merger Agreement.  The Merger Agreement’s terms stipulate that Stephens Federal will undergo a full Supervisory Conversion from a federally chartered mutual savings association to a federally chartered stock savings association.  Concurrent with the Supervisory Conversion, Stephens Federal will merge with and into the Association with the Association as the surviving institution (the “Merger”), and the separate existence of Stephens Federal will cease.  Additionally, at the time of the Merger, the Company will issue to Oconee MHC a number of shares of the Company's common stock equal to the quotient of (i) the Valuation of Stephens Federal as prepared by an independent third party, divided by (ii) the average of the closing sales price of a share of the Company's common stock, as reported on the Nasdaq stock market, for the twenty (20) consecutive trading days ending on the second trading day preceding the effective time of the Merger, and each share of the common stock of Stephens Federal issued pursuant to the Supervisory Conversion and outstanding immediately prior to the Effective Time shall cease to be outstanding and shall immediately be canceled and retired and cease to exist.

The Office of the Comptroller of Currency (the “OCC”) approved Stephens Federal’s application for Supervisory Conversion on August 29, 2014 and our application for Merger on September 3, 2014.  The Federal Reserve Board approved our application to acquire Stephens Federal on September 9, 2014.  The Supervisory Conversion approval requires the Supervisory Conversion to be completed by September 29, 2014, and the Merger approval requires the Merger to be completed by December 9, 2014.

On October 24, 2014, the OCC approved Stephen Federal's request for an extension to December 9, 2014 to consummate the Supervisory Conversion. We expect to close the Merger on or before that date. Based on preliminary estimates, the Merger is expected to increase total assets by approximately $150 million, although final amounts are subject to change.  The Merger will be accounted for as an acquisition of a business using acquisition accounting, which requires that all identifiable assets and liabilities to be recorded at fair value, including any intangible assets and liabilities.

(10)                            SUBSEQUENT EVENTS

On October 23, 2014, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend is payable to stockholders of record as of November 6, 2014, and will be paid on or about November 20, 2014.

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

Critical Accounting Policies

          There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2014, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2014 and June 30, 2014

          Our total assets decreased by $3.4 million, or 0.9%, to $357.1 million at September 30, 2014 from $360.5 million at June 30, 2014. The decrease is primarily reflective of a decrease in total cash and cash equivalents of $3.6 million, or 30.3%, to $8.3 million at September 30, 2014 from $11.9 million at June 30, 2014. The decrease in total cash and cash equivalents is primarily reflective of the decrease in total deposits of $3.1 million, or 1.1%, to $277.9 million at September 30, 2014 from $281.0 million at June 30, 2014. Total equity increased $450 thousand, or 0.6%, to $77.4 million at September 30, 2014 compared to $76.9 million at June 30, 2014.

          Total gross loans increased by $3.0 million, or 1.3%, to $235.0million at September 30, 2014 from $232.0 million at June 30, 2014. Our one-to-four family real estate loans increased by $2.9 million, or 1.3%, to $217.6 million at September 30, 2014 from $214.7million at June 30, 2014. Construction and land loans increased by $241 thousand, or 3.1%, to $7.9 million at September 30, 2014 from $7.7 million at June 30, 2014. These increases are a reflection of an increased demand in our market for one-to-four family residential real estate loans, resulting from modest improvements in the economy and competitive rates that we offer on these one-to-four family loan products. The Oconee County area remains a very attractive market for second home and retirement home construction and purchases.

          Deposits decreased by $3.1 million, or 1.1%, to $277.9 million at September 30, 2014 from $281.0 million at June 30, 2014. The decrease was primarily attributed to a decrease in interest bearing deposit accounts of $4.4 million, or 1.6%, offset partially by an increase in non-interest bearing deposits of $1.3 million, or 18.2%. The decline in interest bearing deposits, primarily our certificates of deposits, is reflective of depositors moving their deposits into higher yielding investments in the market. Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2014.

          We had no advances from the Federal Home Loan Bank of Atlanta as of September 30, 2014 or June 30, 2014. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of September 30, 2014), or approximately $39.6 million.

          Total equity increased $450 thousand, or 0.6%, to $77.4 million at September 30, 2014 compared to $76.9 million at June 30, 2014. The increase in total equity is primarily reflective of net income of $1.0 million, net of dividends paid of $583 thousand and net accumulated other comprehensive loss of $154 thousand for the three months ended September 30, 2014. Additionally, total equity increased $143 thousand from the recognition of compensation related expenses associated with the ESOP and equity compensation plans for the three months ended September 30, 2014.

Nonperforming Assets

          The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30,	June 30,
	2014	2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,579	$1,647
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	1,579	1,647
Consumer and other loans	—	—
Total nonaccrual loans	$1,579	$1,647
Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family	$—	$—
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Construction and land	—	—
Total real estate loans	—	—
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of nonaccrual and 90 days or more past due loans	$1,579	$1,647
Real estate owned, net:
One-to-four family	$596	$744
Multi-family	—	—
Home equity	—	—
Non-residential	—	—
Other	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$2,175	$2,391
Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$2,175	$2,391

Total nonperforming loans to total loans	0.67%	0.71%
Total nonperforming assets to total assets	0.61%	0.66%
Total nonperforming assets to loans and real estate owned	0.92%	1.03%

          Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $28 thousand and $68 thousand for the three months ended September 30, 2014 and 2013, respectively. Interest of $4 thousand and $16 thousand was recognized on these loans and is included in net income for the three months ended September 30, 2014 and 2013, respectively.

          The decrease in the ratio of nonperforming loans to total loans is a reflection of a decrease of $68 thousand, or 4.1%, in nonperforming loans to $1.6 million at September 30, 2014. This decrease is a reflection of improvements in the credit quality of our loan portfolio. All nonperforming loans, regardless of size, are evaluated by management for impairment. In cases where there is more than one loan under the same relationship, all loans within that relationship are evaluated for impairment. Therefore, total impaired loans may exceed total nonperforming loans. Additionally, any loan or loan relationship exhibiting signs of potential impairment are evaluated for impairment, even if those loans are currently performing.

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

	For the Three Months Ended
	September 30, 2014				September 30, 2013
			Interest				Interest
	Average		and		Average		and
	Balance		Dividends	Yield/ Cost	Balance		Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$233,035		$2,886	4.95%	$221,611		$2,852	5.15%
Investment securities, taxable	97,122		381	1.57	99,060		371	1.50
Investment securities, tax-free	5,911		36	2.44	—		—	—
Interest-bearing deposits and other	12,726		7	0.22	31,178		15	0.19
Total interest-earning assets	348,794		3,310	3.80	351,849		3,238	3.68
Noninterest-earning assets	9,499				15,022
Total assets	$358,293				$366,871
Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$18,184		$4	0.09%	$18,872		$3	0.06%
Money market deposits	12,605		6	0.20	12,271		6	0.19
Regular savings and other deposits	42,362		38	0.35	39,391		38	0.38
Certificates of deposit	198,946		260	0.52	215,474		382	0.70
Total interest-bearing deposits	272,097		308	0.45	286,008		429	0.60
Total interest-bearing liabilities	272,097				286,008
Noninterest bearing deposits	7,450				3,781
Other noninterest-bearing liabilities	1,700				1,416
Total liabilities	281,247				291,205
Equity	77,046				75,666
Total liabilities and equity	$358,293				$366,871
Net interest income			$3,002				$2,809
Interest rate spread				3.35%				3.09%
Net interest margin				3.44%				3.19%
Average interest-earning assets to average interest-bearing liabilities	1.28	X			1.23	X

Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013

General.  We recognized net income of $1.0 million for the three months ended September 30, 2014 as compared to net income of $919 thousand for the three months ended September 30, 2013. The $125 thousand increase was primarily attributable to an increase in net interest income after the provision for loan losses of $274 thousand, offset partially by an increases in noninterest expense of $99 thousand and income tax expense of $51 thousand for the three months ended September 30, 2014.

Interest Income.  Interest income increased by $72 thousand, or 2.2%, to $3.3 million for the three months ended September 30, 2014 from $3.2 million for the three months ended September 30, 2013. The increase reflected an increase on the yield of interest-earning assets of 12 basis points to 3.80% for the three months ended September 30, 2014 as compared to 3.68% for the three months ended September 30, 2013. The increase in yield offset the decrease in the average balance of interest-earning assets of $3.1 million to $348.8 million from $351.8 million. The overall increase in yield is a reflection of the shift in investment from lower interest yielding interest-bearing deposits and other to higher yielding investment securities and loans. The average balance of interest-bearing deposits decreased $18.4 million, or 59.2%, to $12.7 million for the three months September 30, 2014 from $31.2 million at September 30, 2013. The average balances of loans and investment securities increased to $233.0 million and $103.0 million, respectively, for the three months ended September 30, 2014 from $221.6 million and $99.1 million, respectively, for the three months ended September 30, 2013.

Interest income on loans increased by $34 thousand, or 1.2%, to $2.9 million for the three months ended September 30, 2014 from $2.8 million for the three months ended September 30, 2013. The slight increase reflected an increase of $11.4 million, or 5.1%, in average balance of loans to $233.0 million for the three months ended September 30, 2014 from $221.6 million for the three months ended September 30, 2013, offset partially by a decrease in the yield on loans of 20 basis points to 4.95% from 5.15% for the same periods ended. Interest income on investment securities increased by $46 thousand, or 12.4%, to $417 thousand for the three months ended September 30, 2014 from $371 thousand for the three months ended September 30, 2013. The increase reflected an increase in the average balance of securities of $4.0 million, or 4.01%, to $103.0 million for the three months ended September 30, 2014 from $99.1 million for the three months ended September 30, 2013 and an increase of 8 basis points in the yield on securities to 1.58% from 1.50%. The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand.

Interest Expense.  Interest expense decreased $121 thousand, or 28.2%, to $308 thousand for the three months ended September 30, 2014 from $429 thousand for the three months ended September 30, 2013. The decrease reflected a decrease of 15 basis points in the average rate paid on deposits for the three months ended September 30, 2014 to 0.45% from 0.60% for the three months ended September 30, 2013 and a decrease in the average balances of interest-bearing deposits of $13.9 million, or 4.9%, to $272.1million for the three months ended September 30, 2014 from $286.0 million for the three months ended September 30, 2013. The largest decrease in interest expense came from certificates of deposit, which decreased $122 thousand, or 31.9%, to $260 thousand for the three months ended September 30, 2014 from $382 thousand for the same period in 2013. The decrease is reflective of a decrease of $16.5 million, or 7.7%, in the average balance of certificates of deposit to $198.9 million for the three months ended September 30, 2014 from $215.5 million for the three months ended September 30, 2013 and a decrease of 18 basis points in the average rate paid on such deposits to 0.52% from 0.70% for the same periods ended.

Net Interest Income.  Net interest income before the provision for loan losses increased by $193 thousand, or 6.9%, to $3.0 million for the three months ended September 30, 2014from $2.8 million for the three months ended September 30, 2012. Our interest rate spread and net interest margin for the three months ended September 30, 2014 increased to 3.35% and 3.44%, respectively, from 3.09% and 3.19%, respectively, for the three months ended September 30, 2013. The increase in interest rate spread and net interest margin are reflective of both higher yields on interest-earning assets and lower cost of funds on interest-bearing liabilities.

Provision for Loan Losses.  We recorded no provision for loan losses for the three months ended September 30, 2014, compared with a provision of $81 thousand for the three months ended September 30, 2013. There were no charges offs recorded for the three months ended September 30, 2014 or the three months ended September 30, 2013. We recorded no provision for the three months ended September 30, 2014 due to continued high credit quality within our loan portfolio as can be evidenced by improved credit quality metrics. Our nonperforming loans to total loans and nonperforming assets to total assets were 0.67% and 0.61%, respectively, at September 30, 2014 compared to 0.71% and 0.66%, respectively, at June 30, 2014. Our allowance for loan losses was $855 thousand at September 30,2014 and June 30, 2014, 0.36% and 0.37% of gross loans, respectively.

We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2014 and 2013.

Noninterest Income.  Noninterest income for the three months ended September 30, 2014 remained relatively unchanged at $82 thousand for the three months ended September 30, 2014 compared to $80 thousand for the same period in 2013.

Noninterest Expense.  Noninterest expense for the three months ended September 30, 2014 increased by $93 thousand, or 6.7%, to $1.5 million from $1.4 million for the same period in 2013. The increase in noninterest expenses is primarily reflective of increases in salaries and employee benefits of $49 thousand, or 5.7%, to $910 thousand for the three months ended September 30, 2014 from $861 thousand for the three months ended September 30, 2013. Additionally, there were increases in occupancy and equipment of $12 thousand, or 7.7%, to $167 thousand for the three months ended September 30, 2014 from $155 thousand for the same period in 2013, office expense of $14 thousand, or 48.3%, to $43 thousand for the three months ended September 30, 2014 from $29 thousand for the same period in 2013, and other noninterest expenses of $26 thousand, or 33.7%, to $103 thousand for the three months ended September 30, 2014 from $77 thousand for the same period in 2013. The increase in salaries and employee benefits is due to an increase during the third and fourth quarters of fiscal year 2014 in salaries related to several officer promotions as well as normal annual pay increases. Additionally, compensation expense associated with our ESOP and equity incentive plans increased to $143 thousand for the three months ended September 30, 2014 from $124 thousand for the same period in 2013. The increase in equity compensation expense resulted from additional shares of restricted stock and stock options granted in the second quarter of fiscal year 2013. ESOP compensation expense increased due to the increasing price of our stock used in the calculation of compensation expense. The increase in other noninterest expense resulted from slight increases in miscellaneous expenses for insurance, dues and subscriptions, and filing fees.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2014 was $565 thousand compared with $513 thousand for the three months ended September 30, 2013. Our effective income tax rate remained relatively unchanged at35.1% for the three months ended September 30, 2014 and 35.8% for the three months ended September 30, 2013.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of September 30, 2014), or approximately $39.6 million.

Common Stock Dividend Policy. On August 21, 2014, the Company paid a $0.10 per share cash dividend on its common stock for a total of $583 thousand.

Equity Compensation Plans.  There were no new shares of restricted stock or stock options issued during the three months ended September 30, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    None.

(b)    Not applicable.

(c)  Issuer Repurchases.  On June 19, 2013, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company's common stock. The repurchase authorization has no expiration date. No shares were repurchased during the three months ended September 30, 2014. The total number of shares remaining that may be purchased under this plan is 48,500.

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

Date: November 14, 2014

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language):
(i)             Consolidated Balance Sheets
(ii)            Consolidated Statements of Income and Comprehensive Income
(iii)           Consolidated Statements of Changes In Shareholders’ Equity
(iv)           Consolidated Statements of Cash Flows, and
(v)            Notes to The Consolidated Financial Statements