Form 10-Q
period 2014-12-31
Oconee Federal Financial Corp.
filed 2015-02-23
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2014

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

There were 5,871,340 shares of Common Stock, par value $.01 per share, outstanding as of February 19, 2014.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	December 31, 2014	June 30, 2014 (*)
	(Unaudited)
ASSETS
Cash and due from banks	$2,081	$1,365
Interest-bearing deposits	19,220	10,525
Total cash and cash equivalents	21,301	11,890
Securities available-for-sale	104,699	103,806
Loans	330,902	230,786
Allowance for loan losses	(864)	(855)
Net loans	330,038	229,931
Loans held for sale	591	-
Premises and equipment, net	7,086	2,993
Real estate owned, net	3,234	744
Accrued interest receivable
Loans	1,199	811
Investments	281	251
Restricted equity securities	467	325
Bank owned life insurance	8,897	8,758
Goodwill	3,658	-
Loan servicing rights	1,341	-
Deferred tax assets	4,672	650
Other assets	524	342
Total assets	$487,988	$360,501

LIABILITIES
Deposits
Non-interest bearing	$18,036	$7,075
Interest bearing	389,319	273,940
Total deposits	407,355	281,015
Accrued interest payable and other liabilities	1,333	2,505
Total liabilities	408,688	283,520

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,871,340 and 5,834,395 shares outstanding, respectively	65	64
Treasury stock, at par 600,699 shares	(6)	(6)
Additional paid-in capital	13,161	12,186
Retained earnings	67,715	66,705
Accumulated other comprehensive income (loss)	11	(147)
Unearned ESOP shares	(1,646)	(1,821)
Total shareholders' equity	79,300	76,981
Total liabilities and shareholders' equity	$487,988	$360,501

* Derived from audited consolidated financial statements

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Interest and dividend income:
Loans, including fees	$3,337	$2,870	$6,224	$5,722
Securities, taxable	370	381	751	751
Securities, tax-exempt	40	-	76	-
Interest-bearing deposits and other	16	15	54	29
Total interest income	3,763	3,266	7,105	6,502

Interest expense:
Deposits	315	383	623	811
Total interest expense	315	383	623	811
Net interest income	3,448	2,883	6,482	5,691

Provision for loan losses	9	(40)	9	41

Net interest income after provision for loan losses	3,439	2,923	6,473	5,650
Noninterest income:
Service charges on deposit accounts	81	19	100	37
Income on bank owned life insurance	72	76	139	154
Mortgage banking income	34	-	34	-
Gain on sales of securities	24	145	29	145
Gain (loss) on sales of real estate owned	44	-	36	(14)
Other	2	-	3	(2)
Total noninterest income	257	240	341	320

Noninterest expense:
Salaries and employee benefits	1,232	995	2,142	1,855
Occupancy and equipment	230	165	397	320
Data processing	107	66	174	129
Professional and supervisory fees	216	144	329	255
Office expense	44	27	87	51
Advertising	20	17	42	38
FDIC deposit insurance	38	39	77	79
Provision for real estate owned and related expenses	20	20	39	53
Other	83	108	178	177
Total noninterest expense	1,990	1,581	3,465	2,957

Income before income taxes	1,706	1,582	3,349	3,013
Income tax expense	659	568	1,215	1,081
Net income	$1,047	$1,014	$2,134	$1,932

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	$529	$(840)	$286	$(849)
Tax effect	(201)	320	(110)	323
Reclassification adjustment for gains realized in net income	(24)	(63)	(29)	(63)
Tax effect	9	24	11	24
Total other comprehensive gain (loss)	313	(559)	158	(565)
Comprehensive income	$1,360	$455	$2,292	$1,367

Basic net income per share: (Note 2)	$0.18	$0.18	$0.38	$0.34
Diluted net income per share: (Note 2)	$0.18	$0.18	$0.37	$0.34
Dividends declared per share:	$0.10	$0.10	$0.20	$0.20

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at July 1, 2013	$64	$(5)	$13,413	$65,315	$(559)	$(2,066)	$76,162
Net income	-	-	-	1,932	-	-	1,932
Other comprehensive income	-	-	-	-	(565)	-	(565)
Transfers of securities from classified as held-to-	-	-	-	-	-	-	-
maturity to available-for-sale	-	-	-	-	28	-	28
Purchase of 89,900 shares of treasury stock (1)	-	(1)	(1,423)	-	-	-	(1,424)
Issuance of 12,600 shares of restricted stock (2)
Stock-based compensation expense	-	-	119	-	-	-	119
Dividends (3) (4)	-	-	14	(1,082)	-	-	(1,068)
ESOP shares earned (4)	-	-	78	-	-	151	229
Balance at December 31, 2013	$64	$(6)	$12,201	$66,165	$(1,096)	$(1,915)	$75,413

Balance at July 1, 2014	$64	$(6)	$12,186	$66,705	$(147)	$(1,821)	$76,981
Net income	-	-	-	2,134	-	-	2,134
Other comprehensive loss	-	-	-	-	158	-	158
Stock-based compensation expense	-	-	132	-	-	-	132
Common stock issued, 36,945 shares (5)	1	-	699	-	-	-	700
Dividends (6) (7)	-	-	25	(1,124)	-	-	(1,099)
ESOP shares earned (7)	-	-	119	-	-	175	294
Balance at December 31, 2014	$65	$(6)	$13,161	$67,715	$11	$(1,646)	$79,300

(1)	The weighted average cost of treasury shares purchased during the six months ended was $15.85 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	On November 13, 2013, the Company granted 12,600 shares of restricted stock. The grant date fair value of these shares was $17.16.
(3)	Cash dividends declared on July 25, 2013 were paid on August 29, 2013. Cash dividends declared on October 24, 2013 were paid on November 21, 2013.
(4)	Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,000 additional shares. The portion of the dividend paid on allocated shares of approximately $14 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 7,000 shares was accounted for as additional compensation expense of approximately $63 for the six months ended December 31, 2013.
(5)	36,945 shares issued to Oconee MHC at approximately $18.95 per share for the acquisition of Stephens Federal Bank.
(6)	Cash dividends declared on July 24, 2014 were paid on August 21, 2014. Cash dividends declared on October 23, 2014 were paid on November 20, 2014.
(7)	Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,000 additional shares. The portion of the dividend paid on allocated shares of approximately $25 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,000 shares was accounted for as additional compensation expense of approximately $74 for the six months ended December 31, 2014.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities
Net income	$2,134	$1,932
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9	41
Depreciation and amortization, net	454	479
Deferred loan fees, net	24	23
Deferred income tax expense	9	-
(Gain) loss on sale of real estate owned	(36)	14
Change in loan servicing asset	28	-
Gain on sales of securities	(29)	(145)
Mortgage loans originated for sale	(605)	-
Mortgage loans sold	591	-
Gain on sales of mortgage loans	(5)	-
Increase in cash surrender value of bank owned life insurance	(139)	(154)
ESOP compensation expense	294	229
Stock based compensation expense	132	119
Net change in operating assets and liabilities:
Accrued interest receivable	(42)	94
Accrued interest payable	(1)	(2)
Other	(1,061)	(427)
Net cash provided by operating activities	1,757	2,203

Cash Flows From Investing Activities
Net cash received from acquisition of Stephens Federal	24,079	-
Purchases of premises and equipment	(329)	(33)
Purchases of securities held-to-maturity	-	(3,486)
Purchases of securities available-for-sale	(13,908)	(18,300)
Proceeds from maturities, paydowns and calls of securities available-for-sale	8,143	6,538
Proceeds from sales of securities available-for-sale	6,421	10,788
Proceeds from sale of securities held-to-maturity	-	2,270
Proceeds from sale of real estate owned	1,089	176
Loan originations and repayments, net	(3,869)	(3,188)
Net cash provided by (used) in investing activities	21,626	(5,235)

Cash Flows from Financing Activities
Net change in deposits	(12,873)	(8,228)
Dividends paid	(1,099)	(1,068)
Purchase of treasury stock	-	(1,424)
Net cash used in financing activities	(13,972)	(10,720)

Change in cash and cash equivalents	9,411	(13,752)

Cash and cash equivalents, beginning of year	11,890	37,942
Cash and cash equivalents, end of period	$21,301	$24,190

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the "Association") (referred to herein as "the Company," "we," "us," or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (70.93%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC. On December 1, 2014, the Company completed its acquisition of Stephens Federal Bank. The consolidated financial statements include the results of operations of Stephen Federal Bank since the acquisition date.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2014 and June 30, 2014 and the results of operations and cash flows for the interim periods ended December 31, 2014 and 2013. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the year ended June 30, 2014.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans held for sale, for which the fair value option has been elected, are recorded at fair value as of each balance sheet date. The fair value includes the servicing value of the loans as well as any accrued interest.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Purchased Credit Impaired Loans: The Company purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Purchased credit impaired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loans’ contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loans expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Purchased Performing Loans: The Company accounts for purchased performing loans at acquisition at fair value, which includes a credit discount. The resulting fair value (premium/discount) is amortized/accreted on a level yield basis over the estimated lives of the loans. There is no allowance for loan losses established for purchased performing loans, however a provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.

Loan servicing rights: When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with mortgage banking income on the Consolidated Statements of Income and Comprehensive Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Goodwill: Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Goodwill will be tested for impairment as of April 1, 2015 and annually thereafter on each fiscal year ended date, unless evidence exists to warrant more frequent testing.

Derivative Instruments and Hedging: The Company recognizes all derivatives as either assets or liabilities in the balance sheet, and measures those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. Loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). The Company also enters into forward sales commitments for the mortgage loans underlying the rate lock commitments. The fair values of these two derivative financial instruments are collectively insignificant to the consolidated financial statements.

  Reclassifications: Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation.

(3)	ACQUISITION

On December 1, 2014, the Company and its parent company, Oconee Federal, MHC (“Oconee MHC”), completed the acquisition of Stephens Federal Bank (“Stephens Federal”). The acquisition was consummated in accordance with the Agreement and Plan of Merger by and among the Company, Oconee MHC, Oconee Federal and Stephens Federal dated February 26, 2014, as amended on May 6, 2014 (the “Merger Agreement”), pursuant to which Stephens Federal merged with and into the Association, with the Association as the surviving institution.

Pursuant to the terms of the Merger Agreement, Stephens Federal completed a voluntary supervisory conversion from a federally chartered mutual savings association to a federally chartered stock savings association immediately prior to the merger with the Association. Accordingly, no consideration was paid by the Association or the Company in connection with the acquisition of Stephens Federal; however, upon completion of the acquisition, the Company issued 36,945 shares of Company common stock to Oconee MHC, which is equal to the quotient of (i) the valuation of Stephens Federal, which was $700, as determined by an independent third party, divided by (ii) the average closing price of the Company’s common stock as reported on the NASDAQ for the 20 consecutive trading days ending on the third trading day preceding the effective date of the acquisition, or approximately $18.95 per share, rounded.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

A summary of assets received and liabilities assumed for Stephens Federal, as well as the associated fair value adjustments, are as follows:

	As Recorded by Stephens Federal	Fair Value and Other Merger Related Adjustments		As Recorded by the Company
Consideration
Common stock at $18.95 per share, 36,945 shares				$700

Assets
Cash and cash equivalents	$24,079	$-		$24,079
Securities available for sale	2,720	-		2,720
Loans	103,166	(6,742	)(1)	96,424
Mortgage loans held for sale	572	-		572
Premises and equipment, net	5,308	(1,324	)(2)	3,984
Real estate owned, net	6,198	(2,806	)(3)	3,392
Accrued interest receivable	376	-		376
Restricted equity securities	143	-		143
Loan servicing rights	1,409	(40	)(4)	1,369
Other Assets	141	4,091	(5)	4,232
Total assets acquired	$144,112	$(6,821)		137,291

Liabilities
Deposits	139,160	54	(6)	139,214
Other Liabilities	1,035	-		1,035
Total liabilities assumed	$140,195	$54		140,249
Net liabilities assumed				(2,958)
Goodwill				$3,658

Explanation of fair value adjustments:

(1)	The net fair value adjustment includes a total gross fair value adjustment of $8,892 to the unpaid principle balances of loans acquired, net of the existing allowance of $1,979, and deferred loans fees of $171. The gross fair value adjustment includes both credit, interest and liquidity components that comprise the entire discount. The fair value adjustment related to PCI loans was $6,676, and the fair value adjustment on purchased performing loans was $2,216. Based on an evaluation of the expected future cash flows for PCI loans, the accretable difference expected to be recognized into income as a yield adjustment on loans was $642. The entire discount on purchased performing loans be accreted to income on a level-yield basis over each loan’s contractual life.
(2)	Premises and equipment were adjusted to reflect recently appraised values of the land and buildings for each branch acquired and the Company’s estimates of the fair value of furniture, fixtures and equipment.
(3)	The net adjustment reflects the fair value of real estate properties, less estimated costs to sell.
(4)	The adjustment reflects the fair value of loan servicing rights based upon the net present value of future servicing cash flows net of costs.
(5)	Represents adjustments in the net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles and other deferred tax items. The fair value adjustment of the net deferred tax asset assumes an effective tax rate of approximately 36%.
(6)	The value adjustment to time deposits reflecting the differences in the contractual interest rates and those currently offered. The premium will be amortized into interest expense over a 3.7 year life using the straight line method.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The Company has determined the above noted acquisition constitutes a business combination as defined by generally accepted accounting principles. As such, the Company has recorded the assets purchased and liabilities assumed at their estimated fair values.

The estimated fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. During this one year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date or if the change results from an event that occurred after the date of acquisition. At December 31, 2014, management had not completed its assessment of the fair value of the acquired core deposit intangible at December 1, 2014. Once the fair value is finalized, the impact will be to recognize a core deposit intangible that will be amortized over the expected life of the core deposit intangible. The recognition of this core deposit intangible will reduce the preliminary estimate of goodwill recorded as of December 31, 2014.

With this acquisition, the Company expanded its presence in the northeast corner of Georgia in Stephens and Rabun Counties through the addition of three branches, which enhances our ability to grow by expanding our footprint into these nearby counties. None of the goodwill associated with this acquisition is deductible for income tax purposes.

The Company incurred transaction-related costs of $706, of which $102 and $135, respectively, were incurred in the three and six months ended December 31, 2014. Transaction-related costs are expensed as incurred as a component of non-interest expense. Transaction-related costs primarily include professional services and data processing fees. Additionally, expenses related to systems conversions and other costs of integration are expected to be recorded throughout the remaining portion of our fiscal year 2015.

The following table discloses the impact of the merger with Stephens Federal since the acquisition on December 1, 2014 through December 31, 2014. The table also presents certain pro forma information as if Stephens Federal had been acquired on July 1, 2014 or July 1, 2013. These results combine the historical results of Stephens Federal in the Company's Consolidated Statement of Income and Comprehensive Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on July 1, 2014 or July 1, 2013. Transaction-related costs as noted above are not included in the pro forma statements below. Additionally, the Company expects to achieve further operating cost savings as a result of the acquisition, which are not reflected in the pro forma amounts below:

	Actual from acquisition date through December 31, 2014	Pro-forma for three months ended December 31,		Pro-forma for six months ended December 31,
		2014	2013	2014	2013

Net interest income	$338	$4,228	$4,155	$8,416	$8,271
Noninterest income	153	432	663	769	1,004
Net income	147	1,395	1,513	2,991	3,106
Net income available to common shareholders	$147	$1,383	$1,498	$2,967	$3,077

Pro-forma earnings per share:
Basic		$0.25	$0.27	$0.53	$0.55
Diluted		$0.24	$0.27	$0.52	$0.55

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	EARNINGS PER SHARE (“EPS”)

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Earnings per share
Net income	$1,047	$1,014	$2,134	$1,932
Less: distributed earnings allocated to participating securities	(7)	(8)	(13)	(16)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(5)	(7)	(11)	(13)
Net earnings available to common shareholders	$1,035	$999	$2,110	$1,903

Weighted average common shares outstanding including participating securities	5,846,442	5,839,969	5,840,419	5,845,245
Less: participating securities	(65,899)	(83,695)	(65,899)	(83,695)
Less: average unearned ESOP shares	(170,170)	(196,488)	(172,535)	(198,754)
Weighted average common shares outstanding	5,610,373	5,559,786	5,601,985	5,562,796

Basic earnings per share	$0.18	$0.18	$0.38	$0.34

Weighted average common shares outstanding	5,610,373	5,559,786	5,601,985	5,562,796
Add: dilutive effects of assumed exercises of stock options	68,961	53,456	57,822	50,688
Average shares and dilutive potential common shares	5,679,334	5,613,242	5,659,807	5,613,484

Diluted earnings per share	$0.18	$0.18	$0.37	$0.34

During the three and six months ended December 31, 2014 and 2013, 7,700 shares were considered anti-dilutive.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2014 and June 30, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$147	$-	$167
Certificates of deposit	6,474	21	(12)	6,483
Municipal securities	8,594	26	(48)	8,572
SBA loan pools	2,675	12	(9)	2,678
U.S. Government agency mortgage-backed securities	60,031	544	(486)	60,089
U.S. Government agency bonds	26,885	109	(284)	26,710
Total available-for-sale	$104,679	$859	$(839)	$104,699

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$294	$-	$314
Preferred stock (1)	271	27	-	298
Certificates of deposit	7,221	24	(8)	7,237
Municipal securities	5,846	2	(39)	5,809
U.S. Government agency mortgage-backed securities	60,742	428	(730)	60,440
U.S. Government agency bonds	29,946	181	(419)	29,708
Total available-for-sale	$104,046	$956	$(1,196)	$103,806

(1) Consists of 300 shares of Southern First Bancshares, Inc. cumulative perpetual preferred stock, series T.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at December 31, 2014 and June 30, 2014. The table also shows the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
December 31, 2014
Available for Sale:
Certificates of deposit	$1,985	$(8)	8	$249	$(4)	1	$2,234	$(12)	9
Municipal securities	4,929	(48)	14	-	-	-	4,929	(48)	14
SBA loan pools	-	-	-	906	(9)	1	906	(9)	1
U.S. Government agency mortgage-backed securities	4,038	(18)	3	17,168	(468)	16	21,206	(486)	19
U.S. Government agency bonds	2,927	(33)	2	10,739	(251)	6	13,666	(284)	8
	$13,879	$(107)	27	$29,062	$(732)	24	$42,941	$(839)	51

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2014
Available for Sale:
Certificates of deposit	$1,237	$(8)	5	$-	$-	-	$1,237	$(8)	5
Municipal securities	4,263	(39)	11	-	-	-	4,263	(39)	11
U.S. Government agency mortgage-backed securities	7,241	(24)	6	21,464	(706)	18	28,705	(730)	24
U.S. Government agency bonds	3,467	(5)	3	12,574	(414)	8	16,041	(419)	11
	$16,208	$(76)	25	$34,038	$(1,120)	26	$50,246	$(1,196)	51

(1)	Actual amounts.

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

None of the unrealized losses at December 31, 2014 were recognized into net income for the three and six months ended December 31, 2014 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2014 were recognized as having other-than-temporary impairments (“OTTI”) during the three and six months ended December 31, 2014.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities classified as available-for-sale at December 31, 2014 and June 30, 2014 by contractual maturity are summarized as follows:

	December 31, 2014		June 30, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$4,999	$5,035	$4,002	$4,029
Due from one to five years	13,941	13,978	18,717	18,836
Due from five to ten years	19,101	18,878	13,297	13,047
Due after ten years	3,912	3,874	6,997	6,842
Mortgage backed securities	62,706	62,767	60,742	60,440
Total	$104,659	$104,532	$103,755	$103,194

The following table presents the gross proceeds from sales of securities available-for-sale and held-to-maturity and gains or losses recognized for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Available for Sale:
Proceeds	$4,508	$10,788	$6,421	$10,788
Gross gains	24	93	29	93
Gross losses	-	(30)	-	(30)
Held-to-maturity
Proceeds	-	2,270	-	2,270
Gross gains	-	82	-	82
Gross losses	-	-	-	-
Total:
Proceeds	$4,508	$13,058	$6,421	$13,058
Gross gains	$24	$175	$29	$175
Gross losses	$-	$(30)	$-	$(30)

During the six months ended December 31, 2013, the Company sold two securities classified as held-to-maturity.  One of those securities was a GNMA mortgage-backed security for which at least 85 percent of its original principal amount had been repaid.  The second security was also a GNMA mortgage-backed security.  Because the Company determined that it no longer had the positive intent to hold its investment in securities classified as held-to-maturity for an indefinite period of time because of the Company’s desire to have more flexibility in managing the investment portfolio, all of the Company’s securities classified as held-to-maturity were transferred to the available-for-sale category.  The securities transferred had a total amortized cost of $7,800 and unrealized gross gains of $56 and unrealized gross losses of $11 at the time of transfer.  The net unrealized gain of $45 was added to other comprehensive income at the time of transfer.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(6)	LOANS

The components of loans at December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014	June 30, 2014
Real estate loans:
One-to-four family	$269,855	$214,735
Multi-family	2,640	254
Home equity	9,499	227
Nonresidential	27,049	8,408
Agricultural	4,278	-
Construction and land	15,478	7,661
Total real estate loans	328,799	231,285
Commercial and industrial	987	-
Consumer and other loans	2,386	747
Total loans	332,172	232,032
Deferred net loan fees	(1,270)	(1,246)
Total loans net of deferred loan fees	$330,902	$230,786

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2014 by portfolio segment:

Three Months Ended December 31, 2014	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$771	$11	$-	$-	$782
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	52	(2)	-	-	50
Agricultural	-	-	-	-	-
Construction and land	26	-	-	-	26
Total real estate loans	854	9	-	-	863
Commercial and industrial	-	-	-	-	-
Consumer and other loans	1	-	-	-	1
Total loans	$855	$9	$-	$-	$864

Six Months Ended December 31, 2014	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$736	$46	$-	$-	$782
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	52	(2)	-	-	50
Agricultural	-	-	-	-	-
Construction and land	59	(33)	-	-	26
Total real estate loans	852	11	-	-	863
Commercial and industrial	-	-	-	-	-
Consumer and other loans	3	(2)	-	-	1
Total loans	$855	$9	$-	$-	$864

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2014:

	Ending Allowance on Loans:		Loans:
At December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$54	$728	$4,842	$265,013
Multi-family	-	4	-	2,640
Home equity	-	1	3	9,496
Nonresidential	-	50	4,595	22,454
Agricultural	-	-	1,519	2,759
Construction and land	-	26	792	14,686
Total real estate loans	54	809	11,751	317,048
Commercial and industrial	-	-	-	987
Consumer and other loans	-	1	34	2,352
Total loans	$54	$810	$11,785	$320,387

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2013 by portfolio segment:

Three Months Ended December 31, 2013	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$747	$(42)	$(4)	$-	$701
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	50	1	-	-	51
Agricultural	-	-	-	-	-
Construction and land	28	2	-	-	30
Total real estate loans	830	(39)	(4)	-	787
Commercial and industrial	-	-	-	-	-
Consumer and other loans	2	(1)	-	-	1
Total loans	$832	$(40)	$(4)	$-	$788

Six Months Ended December 31, 2013	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$665	$40	$(4)	$-	$701
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	52	(1)	-	-	51
Agricultural	-	-	-	-	-
Construction and land	27	3	-	-	30
Total real estate loans	749	42	(4)	-	787
Commercial and industrial	-	-	-	-	-
Consumer and other loans	2	(1)	-	-	1
Total loans	$751	$41	$(4)	$-	$788

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2013:

	Ending Allowance on		Loans:
At December 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$58	$643	$2,578	$204,282
Multi-family	-	4	-	255
Home equity	-	1	-	251
Nonresidential	-	51	21	8,581
Agricultural	-	-	-	-
Construction and land	-	30	-	9,508
Total real estate loans	58	729	2,599	222,877
Commercial and industrial	-	-	-	-
Consumer and other loans	-	1	-	836
Total loans	$58	$730	$2,599	$223,713

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2014:

	Ending Allowance on		Loans
At June 30, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$52	$684	$1,647	$213,088
Multi-family	-	4	-	254
Home equity	-	1	-	227
Nonresidential	-	52	-	8,408
Agricultural	-	-	-	-
Construction and land	-	59	-	7,661
Total real estate loans	52	800	1,647	229,638
Commercial and industrial	-	-	-	-
Consumer and other loans	-	3	-	747
Total loans	$52	$803	$1,647	$230,385

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2014 and June 30, 2014, including the average recorded investment balance and interest earned for the six months ended December 31, 2014 and year ended June 30, 2014:

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$5,173	$3,934	$-	$2,154	$22
Multi-family	-	-	-	-	-
Home equity	53	3	-	2	-
Nonresidential	7,835	4,609	-	2,305	11
Agricultural	3,094	1,523	-	762	4
Construction and land	1,427	795	-	398	4
Total real estate loans	17,582	10,864	-	5,621	41
Commercial and industrial	-	-	-	-	-
Consumer and other loans	34	34	-	17	-
Total	$17,616	$10,898	$-	$5,638	$41

With recorded allowance:
Real estate loans:
One-to-four family	$1,303	$1,303	$54	$1,288	$8
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	-	-	-	-	-
Agricultural	-	-	-	-	-
Construction and land	-	-	-	-	-
Total real estate loans	1,303	1,303	54	1,288	8
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$1,303	$1,303	$54	$1,288	$8

Totals:
Real estate loans	$18,885	$12,167	$54	$6,909	$49
Consumer and other loans	34	34	-	17	-
Total	$18,919	$12,201	$54	$6,926	$49

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	June 30, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$374	$374	$-	$1,054	$8
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	-	-	-	-	-
Agricultural	-	-	-	-	-
Construction and land	-	-	-	-	-
Total real estate loans	374	374	-	1,054	8
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$374	$374	$-	$1,054	$8

With recorded allowance:
Real estate loans:
One-to-four family	$1,273	$1,273	$52	$763	$9
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	-	-	-	-	-
Agricultural	-	-	-	-	-
Construction and land	-	-	-	-	-
Total real estate loans	1,273	1,273	52	763	9
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$1,273	$1,273	$52	$763	$9

Totals:
Real estate loans	$1,647	$1,647	$52	$1,817	$17
Consumer and other loans	-	-	-	-	-
Total	$1,647	$1,647	$52	$1,817	$17

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans at December 31, 2014 and June 30, 2014 by portfolio segment of loans:

December 31, 2014

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One-to-four family	$6,276	$1,099	$2,363	$9,738	$260,117	$269,855	$-
Multi-family	-	-	-	-	2,640	2,640	-
Home equity	579	21	29	629	8,870	9,499	-
Nonresidential	21	167	550	738	26,311	27,049	-
Agricultural	-	-	501	501	3,777	4,278	-
Construction and land	39	-	190	229	15,249	15,478	-
Total real estate loans	6,915	1,287	3,633	11,835	316,964	328,799	-
Commercial and industrial	-	-	-	-	987	987	-
Consumer and other loans	24	1	-	25	2,361	2,386	-
Total	$6,939	$1,288	$3,633	$11,860	$320,312	$332,172	$-

June 30, 2014

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One-to-four family	$4,856	$893	$1,053	$6,802	$207,933	$214,735	$-
Multi-family	-	-	-	-	254	254	-
Home equity	-	-	-	-	227	227	-
Nonresidential	87	-	-	87	8,321	8,408	-
Construction and land	-	-	-	-	7,661	7,661	-
Total real estate loans	4,943	893	1,053	6,889	224,396	231,285	-
Consumer and other loans	-	-	-	-	747	747	-
Total	$4,943	$893	$1,053	$6,889	$225,143	$232,032	$-

At December 31, 2014, nonaccrual loans were $4,757, of which $4,134 are classified in the “90 Days or More” category, one loan for $110 in the “60 to 89” day category, one loan for $214 in the “30 to 59” day category, and one loan for $298 that was less than 30 days past due category. Nonaccrual loans at June 30, 2014 were $1,647. All of these loans are disclosed by portfolio segment above in the "90 days or more past due" column at June 30, 2014, except one loan in the "60-89 days past due" category with a carrying amount of $220 and one loan in the "30-59 days past due" category with a carrying amount of $374.

There were no troubled debt restructures at December 31, 2014 or June 30, 2014.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

All loans graded pass, pass-watch, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment. To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into eight portfolio segments, each with different risk characteristics and methodologies for assessing risk, and the Company utilizes a loan grading system whereby all loans within each portfolio segment are assigned a risk grade based on the risk profile of each loan. Loan risk grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. All loans, regardless of size, are analyzed and assigned a grade based upon management’s assessment of the ability of borrowers to service their debts. The following describes each of the Company’s loan grades and general information as to the risk profile of each of the Company’s loan portfolio segments:

Loan Grades:

Pass: Loan assets of this grade conform to a preponderance of our underwriting criteria and are acceptable as a credit risk, based upon the current net worth and paying capacity of the obligor. Loans in this category also include loans secured by liquid assets and secured loans to borrowers with unblemished credit histories.

Pass-Watch: Loan assets of this grade represent our minimum level of acceptable credit risk. This grade may also represent obligations previously rated “Pass”, but with significantly deteriorating trends or previously rated.

Special Mention: Loan assets of this grade have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard: Loan assets of this grade are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Home Equity: The Company offers home equity loans and lines of credit secured by first or second deeds of trust on primary residences in the Company's market area. Our home equity loans and lines of credit are limited to an 80% loan-to-value ratio (including all prior liens). Standard residential mortgage underwriting requirements are used to evaluate these loans. The Company offers adjustable-rate and fixed-rate options for these loans with a maximum term of 10 years. The repayment terms on lines of credit are interest only monthly with principle due at maturity. Home equity loans have a more traditional repayment structure with principle and interest due monthly. The maximum term on home equity loans is 10 years with an amortization schedule not exceed 20 years.

Nonresidential Real Estate: Non-residential loans include those secured by real estate mortgages on churches, owner-occupied and non-owner-occupied commercial buildings of various types, retail and office buildings, hotels, and other business and industrial properties. The non-residential real estate loans that we originate generally have terms of 5 to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of our non-residential real estate loans is generally 75%.

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

Agricultural: As a result of the Stephens Federal acquisition, we acquired agricultural real estate loans. These loans are secured by farmland and related improvements in the Company’s market area. These loans generally have terms of 5 to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of these loans is generally 75%. The Company is managing a small number of these loans in our portfolio. We continue to closely monitor our existing relationships.

Loans secured by agricultural real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Agricultural real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions.

Construction and Land: We make construction loans to individuals for the construction of their primary residences and interim construction loans for non-residential properties. These loans generally have maximum terms of eight months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have rates and terms comparable to one- to four-family residential mortgage loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. Finally, we make loans secured by land to complement our construction and non-residential lending activities. These loans generally have terms of up to 10 years, and maximum loan-to-value ratios of 75% for improved lots and 65% for unimproved land.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Commercial and Industrial Loans: As a result of the Stephens Federal acquisition, we acquired commercial and industrial loans. These loans are offered to businesses and professionals in the Company’s market area. These loans generally have short and medium terms on both a collateralized and uncollateralized basis. The structure of these loans are largely determined by the loan purpose and collateral. Sources of collateral can include a lien on furniture, fixtures, equipment, inventory, receivables and other assets of the company. A UCC-1 is typically filed to perfect our lien on these assets.

Commercial and industrial loans and leases typically are underwritten on the basis of the borrower’s or lessee’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets. As a result, such loans and leases involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans and leases.

Consumer and Other Loans: We offer installment loans for various consumer purposes to individuals for household, family and other personal expenditures. The maximum terms of consumer loans is 36 months for unsecured loans, 12 months for loans secured by marketable securities and 18-60 months for loans secured by a vehicle, depending on the age of the vehicle. We generally only extend consumer loans to existing customers or their immediate family members, and these loans generally have relatively low limits.

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

To separate acquired loans from originated loans for presentation purposes, the Company has prepared the following tables showing each portfolio segment by risk grade for originated and for acquired loans at December 31, 2014. Loan risk grades were determined based on an analysis performed at December 31, 2014.

Originated loans:

December 31, 2014	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$217,069	$-	$-	$2,160	$-	$219,229
Multi-family	251	-	-	-	-	251
Home equity	201	-	-	-	-	201
Nonresidential	8,281	-	-	-	-	8,281
Agricultural	-	-	-	-	-	-
Construction and land	7,770	-	-	-	-	7,770
Total real estate loans	233,572	-	-	2,160	-	235,732
Commercial and industrial	-	-	-	-	-	-
Consumer and other loans	527	-	-	-	-	527
Total	$234,099	$-	$-	$2,160	$-	$236,259

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Acquired loans:

December 31, 2014	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$41,524	$5,355	$1,727	$2,685	$-	$51,291
Multi-family	2,394	-	-	-	-	2,394
Home equity	9,078	114	189	29	-	9,410
Nonresidential	7,600	5,458	1,174	4,310	299	18,841
Agricultural	1,271	442	1,046	1,523	-	4,282
Construction and land	4,691	883	512	795	-	6,881
Total real estate loans	66,558	12,252	4,648	9,342	299	93,099
Commercial and industrial	935	16	41	-	-	992
Consumer and other loans	1,805	4	2	11	-	1,822
Total	$69,298	$12,272	$4,691	$9,353	$299	$95,913

The following table present total loans by segment and loan risk grade at June 30, 2014:

June 30, 2014	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$213,088	$-	$-	$-	$1,647	$214,735
Multi-family	254	-	-	-	-	254
Home equity	227	-	-	-	-	227
Nonresidential	8,408	-	-	-	-	8,408
Agricultural	-	-	-	-	-	-
Construction and land	7,661	-	-	-	-	7,661
Total real estate loans	229,638	-	-	-	1,647	231,285
Commercial and industrial	-	-	-	-	-	-
Consumer and other loans	747	-	-	-	-	747
Total	$230,385	$-	$-	$-	$1,647	$232,032

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Purchased Credit Impaired Loans:

The following table presents the changes in the carrying value and the accretable yield on purchased credit impaired loans for the six months ended December 31, 2014:

	Six Months Ended December 31, 2014
	Accretable Yield	Carrying Value
Balance at beginning of period	$-	$-
New loans purchased	(642)	9,671
Reductions from payments	-	(68)
Accretion	12	12
Balance at end of period	$(630)	$9,615

There was no allowance recorded on purchased credit impaired loans at December 31, 2014.

The following table presents loans acquired during the six months ended December 31, 2014, at acquisition date, accounted for as purchased credit impaired loans:

December 1, 2014
Contractually required payments receivable	$19,880
Contractual cash flows not expected to be collected (nonaccretable)	(9,567)
Expected cash flows	10,313
Accretable yield	(642)
Fair value of acquired loans	$9,671

The following table presents the carrying amount of purchased credit impaired loans for which future cash flows could not be reasonably estimated. Income is not recognized on these loans.

December 31, 2014
Balance at beginning of period:	$-
Purchased	$2,434
Balance at end of the period:	$2,270

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loan Servicing Rights:

Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data and results in a Level 3 classification.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and June 30, 2014 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)
	December 31, 2014		June 30, 2014
Financial assets:
Securities available-for-sale	$104,699	$-	$103,806
Loan servicing rights	-	1,341	-
Total financial assets	$104,699	$1,341	$103,806

Presented in the table below are assets measured at fair value on a non-recurring basis using level 3 inputs at December 31, 2014 and June 30, 2014:

	Fair Value Measurements
	(Level 3)	(Level 3)
	December 31, 2014	June 30, 2014
Financial assets:
Impaired real estate loans, with specific allocations:
One-to-four-family	$1,303	$1,221
Non-financial assets:
Real estate owned, net:
One-to-four-family	1,526	744
Nonresidential	768	-
Construction and land	940	-
Total non-financial assets	3,234	744
Total assets measured at fair value on a non-recurring basis	$4,537	$1,965

The Company's impaired loans at December 31, 2014 and June 30, 2014, which were measured for impairment using the fair value of collateral less costs to sell, had carrying amounts of $1,303 and $1,221, respectively. The carrying value included a valuation allowance of $54 and $52, respectively. The impact to the provision for loan losses from the change in the valuation allowance for the six months ended December 31, 2014 was an increase of $9.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The outstanding balances of real estate owned and their respective valuation allowances at December 31, 2014 and June 30, 2014 were $3,234 and $80 and $744 and $164, respectively. There were no write downs of legacy real estate owned for the three or six months ended December 31, 2014. As a result of the acquisition, the Company acquired $3,392 in real estate owned accounted for at fair value. No impairments in value were recorded for these properties for the three or six months ended December 31, 2014.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the six months ended December 31, 2014:

Fair Value Measurements
(Level 3)
December 31, 2014
Balance at beginning of period:
Purchases	$1,369
Total losses included in earnings	(28)
Balance at end of perios:	$1,341

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2014 and June 30, 2014.

	Level 3 Quantitative Information
	December 31, 2014	June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	Fair Value	Fair Value
Impaired real estate loans net, with specific allocations:
One-to-four family	$1,303	$1,221	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)

Real estate owned net:
One-to-four-family	$1,526	$744	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

Nonresidential	768	-	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

Construction and land	940	-	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2014 and June 30, 2014 are summarized below:

	December 31, 2014
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$104,699	$-	$104,699	$-	$104,699
Loans, net	330,902	-	-	333,920	333,920
Loans held for sale (2)	591	-	-	604	604
Loan servicing rights	1,341	-	-	1,341	1,341
Restricted equity securities (1)	467	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$407,355	$134,495	$275,414	$-	$409,909

	June 30, 2014
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$103,806	$-	$103,806	$-	$103,806
Loans, net	229,931	-	-	233,176	233,176
Restricted equity securities (1)	325	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$281,015	$80,904	$200,662	$-	$281,566

(1)	It was not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.
(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 2 classification.

(8)	EMPLOYEE STOCK OWNERSHIP PLAN

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

Participants receive the shares at the end of employment. No contributions to the ESOP were made during the six months ended December 31, 2014. The expense recognized for the three months ended December 31, 2014 and 2013 was $218 and $162, respectively. The expense recognized for the six months ended December 31, 2014 and 2013 was $294 and $229, respectively.  An additional $100 discretionary contribution was paid to the ESOP for additional debt retirement during the three months ended December 31, 2014, which resulted in the release of additional shares and recognition of additional compensation expense of $140.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014	June 30, 2014
Committed to be released to participants	-	9,464
Allocated to participants	85,248	57,902
Unearned	163,594	181,476
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$3,255,521	$3,277,457

(9)	STOCK BASED COMPENSATION

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity for the six months ended December 31, 2014:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - July 1, 2014	240,986	$11.58
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding -December 31, 2104	240,986	$11.58	7.37	$2,005,004
Fully vested and exercisable at December 31, 2014	86,227	$11.58	7.37	$717,409
Expected to vest in future periods	154,759
Fully vested and expected to vest - December 31, 2014	240,986	$11.58	7.37	$2,005,004

(1) The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $19.90 per share on December 31, 2014.

The fair value for each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the following assumptions. The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate. The expected dividend yield is estimated using the projected annual dividend level and recent stock price of the Company’s common stock at the date of grant. Expected stock volatility is based on historical volatilities of the SNL Financial Index of Thrifts. The expected life of the options is calculated based on the “simplified” method as provided for under generally accepted accounting principles.

The weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below:

	Fiscal Years Granted
	2014	2012
Risk-free interest rate	2.32%	1.54%
Expected dividend yield	2.33%	3.45%
Expected stock volatility	15.5	15.3
Expected life (years)	8	8
Fair value	$2.46	$1.00

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 21,835 and 21,425 options that were earned during the six months ended December 31, 2014 and 2013, respectively. Stock-based compensation expense for stock options for the three and six months ended December 31, 2014 and 2013 was $11 and $22, respectively. Total unrecognized compensation cost related to stock options was $134 at December 31, 2014 and is expected to be recognized over a weighted-average period of 3.0 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2014:

December 31, 2014
Balance - beginning of year	67,699
Granted	-
Forfeited	-
Vested	(1,800)
Balance - end of period	65,899
Weighted average grant date fair value	$12.29

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on April 27, 2012 was $11.58 per share or $1,009. The weighted-average grant date fair value of restricted stock granted on November 13, 2013 was $17.16 per share or $216. Stock-based compensation expense for restricted stock included in noninterest expense for the three and six months ended December 31, 2014 and 2013 was $54 and $109, and $51 and $97 respectively. Unrecognized compensation expense for nonvested restricted stock awards was $680 at December 31, 2014 and is expected to be recognized over a weighted-average period of 3.2 years.

(10)	LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.

The principal balances of those loans at December 31, 2014 are as follows:

December 31, 2014
Mortgage loan portfolio serviced for:
FHLMC	$141,305

Custodial escrow balances maintained in connection with serviced loans were $398 at December 31, 2014.

Activity for loan servicing rights for the three months ended December 31, 2014 is as follows:

Three Months Ended
December 31, 2014
Loan servicing rights:
Beginning of period:	$-
Additions	1,369
Change in fair value	(28)
End of period:	$1,341

Fair value at December 31, 2014 was determined using a discount rate of 9.50%, prepayment speed assumptions ranging from 6.9% to 19.8% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(11)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Cash paid during the period for:
Interest paid	$316	$813
Income taxes paid	$1,240	$1,380
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$152	$-
Unrealized gains (losses) on securities available-for-sale, net	$158	$(565)
Transfer from securities held-to-maturity to available-for-sale	$-	$7,805
Unrealized gains on securities held-to-maturity, transferred to available for sale	$-	$45
Acquisition:
Assets acquired (excluding goodwill) $3,658	$137,291	$-
Liabilities assumed	$140,249	$-
Acquisition price (common stock issued to OFED, MHC)	$700	$-
Goodwill recorded	$3,658	$-

(12)	SUBSEQUENT EVENTS

On January 29, 2015, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend is payable to stockholders of record as of February 12, 2015, and will be paid on or about February, 26, 2015.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

•	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	increased competition among depository and other financial institutions;

•	our ability to attract and maintain deposits, including attracting and maintaining deposits from former depositors of Stephens Federal and introducing new deposit products;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

•	risks related to high concentration of loans secured by real estate located in our market areas;

•	changes in the level of government support of housing finance;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	the integration of our business with that of Stephens Federal may not be successful, or such integration may take longer to accomplish than expected;

•	the growth opportunities and cost savings from the acquisition of Stephens Federal may not be fully realized or may take longer to realize than expected;

•	our ability to manage increased expenses following the acquisition of Stephens Federal, including salary and employee benefit expenses, occupation expenses, additional provisions related to loans acquired from Stephens Federal and expenses related to foreclosed real estate acquired from Stephens Federal;

•	operating costs, customer losses and business disruption following the acquisition of Stephens Federal, including adverse effects of relationships with employees, may be greater than expected;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	our reliance on a small executive staff;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

•	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

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

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

Our total assets increased by $127.5 million, or 35.4%, to $488.0 million at December 31, 2014 from $360.5 million at June 30, 2014. The increase is primarily a reflection of the acquisition of Stephens Federal on December 1, 2014. As a result of the acquisition, we acquired $137.3 million in total assets at fair value, which included the recognition of $3.7 million in goodwill and approximately $4.0 million in deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles and other deferred tax items. These assets reflect the Company’s preliminary estimates of fair value and could be adjusted during the one year adjustment period allowed under generally accepted accounting principles. Excluding the acquisition of $137.3 million in total assets at Stephens Federal, total assets decreased $9.8 million, which is a reflection of the decrease in total deposits, net of those acquired of $12.8 million.

Total gross loans increased by $100.1 million, or 43.4%, to $330.9 million at December 31, 2014 from $230.8 million at June 30, 2014. This increase was largely due to the increase in loans from the acquisition. The net fair value of loans acquired was $96.4 million. The remaining increase of $3.7 million is attributed to continued growth in our one-to-four residential real estate loans from improving demand in our market area. All segments of our loan portfolio increased at December 31, 2014 as compared to June 30, 2014. Two of the largest segments of our portfolio that increased were one-to-four family real estate loans, which increased by $55.1 million, or 25.7%, to $269.9 million at December 31, 2014 from $214.7 million at June 30, 2014 and nonresidential real estate loans, which increased by $18.6 million to $27.0 million at December 31, 2014 from $8.4 million at June 30, 2014. Additionally, we added agricultural loans and commercial and industrial loans as a result of the acquisition, and the balance of these segments were $4.3 million and $987 thousand, respectively, at December 31, 2014.

Deposits increased $126.3 million, or 45.0%, to $407.4 million at December 31, 2014 from $281.0 million at June 30, 2014. The net fair value of deposits acquired was $139.2 million. The net decrease of $12.8 million, excluding the increase from acquired deposits, reflects the continued decline in interest-bearing deposits, primarily our certificates of deposits, from depositors moving their deposits into higher yielding investments in the market. Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2014.

We had no advances from the Federal Home Loan Bank of Atlanta as of December 31, 2014 or June 30, 2014. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of November 30, 2014), or approximately $39.3 million.

Total equity increased $2.3 million, or 3.0%, to $79.3 million at December 31, 2014 compared to $77.0 million at June 30, 2014. The increase in total equity is primarily reflective of net income of $2.1 million, net of dividends paid of $1.1 million, the acquisition of Stephens Federal, which resulted in $700 thousand of common stock being issued to Oconee, MHC, the combined effect of ESOP compensation expense and stock-based compensation expense of $426 thousand and net accumulated other comprehensive income of $158 thousand for the six months ended December 31, 2014.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,687	$1,647
Multi-family	-	-
Home equity	29	-
Agricultural	501	-
Nonresidential	1,350	-
Construction and land	190	-
Total real estate loans	4,757	1,647
Commercial and industrial	-	-
Consumer and other loans	-	-
Total nonaccrual loans	$4,757	$1,647
Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family	$-	$-
Multi-family	-	-
Home equity	-	-
Agricultural	-	-
Nonresidential	-	-
Construction and land	-	-
Total real estate loans	-	-
Commercial and industrial	-	-
Consumer and other loans		-
Total accruing loans past due 90 days or more	-	-
Total of nonaccrual and 90 days or more past due loans	$4,757	$1,647
Real estate owned, net:
One-to-four family	$1,526	$744
Multi-family	-	-
Home equity	-	-
Agricultural	-	-
Nonresidential	768	-
Construction and land	940	-
Other nonperforming assets	-	-
Total nonperforming assets	$7,991	$2,391

Troubled debt restructurings	-	-
Troubled debt restructurings and total nonperforming assets	$7,991	$2,391

Total nonperforming loans to total loans	1.43%	0.71%
Total nonperforming assets to total assets	1.64%	0.66%
Total nonperforming assets to loans and real estate owned	2.39%	1.03%

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $193 thousand and $35 thousand for the six months ended December 31, 2014 and 2013, respectively. Interest of $4 thousand and $16 thousand was recognized on these loans and is included in net income for the six months ended December 31, 2014 and 2013, respectively.

The increase in the ratio of nonperforming loans to total loans is primarily a reflection of $2.2 million in nonperforming loans at December 31, 2014 that were acquired as part of the Stephens Federal acquisition. These loans along with all other nonperforming loans are evaluated separately for impairment. Our impaired loans at December 31, 2014 were $18.9 million. Impaired loans exceed nonaccrual loans primarily as a result of loans acquired that at acquisition had evidence of credit deterioration since origination of the loan; therefore, we identified these loans as impaired at acquisition, even if those loans were at that time or at December 31, 2014 currently performing. These loans, referred to as PCI loans will remain as PCI throughout their remaining lives. Additionally, in cases where there is more than one loan under the same relationship, all loans within that relationship are evaluated for impairment, regardless of their current status as performing.

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

	For the Three Months Ended
	December 31, 2014				December 31, 2013
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$265,831		$3,337	5.02%	$223,089		$2,870	5.15%
Investment securities, taxable	91,228		370	1.62	96,691		381	1.58
Investment securities, tax-free	6,831		40	2.34	-		-	-
Interest-bearing deposits and other	8,617		16	0.74	27,704		15	0.22
Total interest-earning assets	372,507		3,763	4.04	347,484		3,266	3.76
Noninterest-earning assets	27,260				15,807
Total assets	$399,767				$363,291

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$29,287		$5	0.07%	$19,187		$3	0.06%
Money market deposits	13,588		7	0.20	12,742		6	0.19
Regular savings and other deposits	44,146		35	0.32	39,605		38	0.38
Certificates of deposit	222,096		268	0.48	210,113		382	0.72
Total interest-bearing deposits	309,117		315	0.40	281,647		429	0.60
Total interest-bearing liabilities	309,117				281,647
Noninterest bearing deposits	10,485				4,988
Other noninterest-bearing liabilities	1,530				1,354
Total liabilities	321,132				287,989
Equity	78,635				75,302
Total liabilities and equity	$399,767				$363,291

Net interest income			$3,448				$2,837
Interest rate spread				3.64%				3.16%
Net interest margin				3.70%				3.27%
Average interest-earning assets to average interest-bearing liabilities	1.21	X			1.23	X

	For the Six Months Ended
	December 31, 2014				December 31, 2013
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$248,803		$6,224	5.00%	$222,350		$5,722	5.15%
Investment securities, taxable	94,175		751	1.59	97,876		751	1.53
Investment securities, tax-free	6,371		76	2.39	-		-	-
Interest-bearing deposits and other	9,184		54	1.18	29,441		29	0.20
Total interest-earning assets	358,533		7,105	3.96	349,667		6,502	3.72
Noninterest-earning assets	24,027				15,630
Total assets	$382,560				$365,297

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$23,666		$8	0.07%	$19,029		$6	0.06%
Money market deposits	13,097		13	0.20	12,507		13	0.21
Regular savings and other deposits	43,254		74	0.34	39,498		34	0.17
Certificates of deposit	210,521		528	0.50	212,793		758	0.71
Total interest-bearing deposits	290,538		623	0.43	283,827		811	0.57
Total interest-bearing liabilities	290,538				283,827
Noninterest bearing deposits	12,525				4,478
Other noninterest-bearing liabilities	1,499				1,404
Total liabilities	304,562				289,709
Equity	77,998				75,588
Total liabilities and equity	$382,560				$365,297

Net interest income			$6,482				$5,691
Interest rate spread				3.53%				3.15%
Net interest margin				3.62%				3.26%
Average interest-earning assets to average interest-bearing liabilities	1.23	X			1.23	X

Comparison of Operating Results for the Three Months Ended December 31, 2014 and December 31, 2013

General. We recognized net income of $1.0 million for the three months ended December 31, 2014 and 2013. Although net interest income before the provision for loan losses increased by $565 thousand, or 19.6%, to $3.4 million for the three months ended December 31, 2014 as compared with $2.9 million for the three months ended December 31, 2013, the increase in noninterest expense of $409 thousand, or 25.9% to $2.0 million for the three months ended December 31, 2014 from $1.6 million for the three months ended December 31, 2013 offset the increase in net interest income. The increase in noninterest expenses was primarily related to acquisition-related expenses, the increase in salaries and employee benefits and other operating expenses as a result of the acquisition of Stephens Federal as of December 1, 2014 and recognition of one month’s operating expenses and increase in certain officer’s salaries during the three months ended December 31, 2014.

Interest Income. Interest income increased by $497 thousand, or15.2%, to $3.8 million for the three months ended December 31, 2014 from $3.3 million for the three months ended December 31, 2013. The increase reflected an increase on the yield of interest-earning assets of 28 basis points to 4.04% for the three months ended December 31, 2014 as compared to 3.76% for the three months ended December 31, 2013 and the increase in the average balance of interest earning assets by $25.0 million, or 7.2%, to $372.5 million for the three months ended December 31, 2014 from $347.5 million for the three months ended December 31, 2013. The increase in the average balance of interest earning assets was primarily the result of the acquisition of Stephens Federal and the addition of $103.2 million in loans at contractual principal receivables. The overall increase in yield is a reflection of the shift in investment from lower interest yielding interest-bearing deposits and other to higher yielding investment securities and loans. The average balance of interest-bearing deposits and other decreased $19.1 million, or 69.0%, to $8.6 million for the three months December 31, 2014 from $27.7 million for the three months ended December 31, 2013. The average balances of loans and investment securities combined increased to $363.9 million for the three months ended December 31, 2014 from $319.8 million for the three months ended December 31, 2013.

Interest income on loans increased by $467 thousand, or 16.3%, to $3.3 million for the three months ended December 31, 2014 from $2.9 million for the three months ended December 31, 2013. The increase reflected an increase of $42.7 million, or 19.1%, in average balance of loans to $265.8 million for the three months ended December 31, 2014 from $223.1 million for the three months ended December 31, 2013, offset partially by a decrease in the yield on loans of 13 basis points to 5.02% from 5.15% for the same periods ended. Interest income on investment securities increased by $29 thousand, or 7.6%, to $410 thousand for the three months ended December 31, 2014 from $381 thousand for the three months ended December 31, 2013. The increase reflected an increase in the average balance of securities of $1.4 million, or 1.4%, to $98.1 million for the three months ended December 31, 2014 from $96.7 million for the three months ended December 31, 2013 and an increase of 6 basis points in the yield on securities to 1.64% from 1.58%. The increase in average balances of our investment securities is reflective of the Stephens Federal acquisition as well as our efforts to continue to invest in high-quality investment securities during this period of low loan demand.

Interest Expense. Interest expense decreased by $68 thousand, or 17.8%, to $315 thousand for the three months ended December 31, 2014 from $383 thousand for the three months ended December 31, 2013. The decrease reflected a decrease of 20 basis points in the average rate paid on deposits for the three months ended December 31, 2014 to 0.40% from 0.60% for the three months ended December 31, 2013. The decrease in the average rate paid on deposits more than offset the increase of $27.5 million, or 9.8%, in the average balances of interest-bearing deposits to $309.1 million for the three months ended December 31, 2014 from $281.6 million for the three months ended December 31, 2013. The largest decrease in interest expense came from certificates of deposit, which decreased by $114 thousand, or 29.8%, to $268 thousand for the three months ended December 31, 2014 from $382 thousand for the same period in 2013. The decrease is reflective of a decrease in the average rate paid on these deposits of 24 basis points to 48 basis points for the three months ended December 31, 2014 compared to 72 basis points for the three months ended December 31, 2013, which more than offset the increase of $12.0 million, or 5.7%, in the average balance of these deposits to $222.1 million for the three months ended December 31, 2014 from $210.1 million for the three months ended December 31, 2013. The increase in the average balance of certificates of deposits as well as the total average balance of interest bearing deposits is primarily the result of the acquisition of Stephens Federal’s deposits of $139.2 million on December 1, 2014.

Net Interest Income. Net interest income before the provision for loan losses increased by $565 thousand, or 19.6%, to $3.4 million for the three months ended December 31, 2014 from $2.9 million for the three months ended December 31, 2013. Our interest rate spread and net interest margin for the three months ended December 31, 2014 increased to 3.64% and 3.70%, respectively, from 3.16% and 3.27%, respectively, for the three months ended December 31, 2013. The increase in interest rate spread and net interest margin are reflective of both higher yields on interest-earning assets and lower cost of funds on interest-bearing liabilities.

Provision for Loan Losses. We recorded a provision for loan losses of $9 thousand for the three months ended December 31, 2014, compared with a negative provision of $40 thousand for the three months ended December 31, 2013. There were no charge offs recorded for the three months ended December 31, 2014. Our negative provision for the three months ended December 31, 2013 was a result of relatively low charge offs and an improvement in our credit quality during that period. Our credit quality has remained strong since that time. No provision was recorded for any of the loans acquired from Stephens Federal. All of the loans acquired were recorded at fair value, which included discounts for credit. We did evaluate the acquired loan portfolio consistent with the way we evaluate our originated loans in that we separately evaluate loans which we believe to be impaired individually and we evaluate all other loans for the need for an allowance on a pool level based on our individual loan portfolio segments. All PCI loans were evaluated again at December 31, 2014 individually for further credit deterioration. Our nonperforming loans to total loans and nonperforming assets to total assets ratios did increase to 1.28% and 1.53%, respectively, at December 31, 2014 from 0.71% and 0.66%, respectively, at June 30, 2014. This increase is the result of acquiring nonperforming loans in the Stephens Federal acquisition of which the balance at December 31, 2014 was $2.2 million. These loans are net of the initial fair value discounts, and based on the aforementioned impaired loan evaluation, we determined no further impairment was necessary. Therefore, the increase in the credit quality metrics stated above is not a reflection of a deterioration of credit quality in our originated portfolio. Our allowance for loan losses was $864 thousand at December 31, 2014 and $855 at June 30, 2014, 0.26% and 0.37% of gross loans, respectively.

We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2014 and 2013.

Noninterest Income. Noninterest income increased modestly for the three months ended December 31, 2014 to $257 thousand compared to $240 thousand for the three months ended December 31, 2013. As a result of the acquisition of Stephens Federal, we obtained a portfolio of mortgage loans sold where servicing was retained and became a Freddie Mac approved servicer. As a result, we recognized $34 thousand of mortgage banking income.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2014 increased by $409 thousand, or 25.9%, to $2.0 million from $1.6 million for the same period in 2013. The increase in noninterest expenses is primarily reflective of increases in salaries and employee benefits of $237 thousand, or 23.8%, to $1.2 million for the three months ended December 31, 2014 from $995 thousand for the three months ended December 31, 2013. Additionally, the other significant increases were related to occupancy and equipment of $65 thousand, or 39.4%, to $230 thousand for the three months ended December 31, 2014 from $165 thousand for the same period in 2013, data processing of $41 thousand, or 62.1%, to $107 thousand for the three months ended December 31, 2014 from $66 thousand for the same period in 2013, and professional and supervisory fees of $72 thousand, or 50.0%, to $216 thousand for the three months ended December 31, 2014 from the same period in 2013. The increase in salaries and employee benefits is due to increases in salaries of certain management level employees, the addition of Stephens Federal’s employees, which added approximately 37 new full-time equivalents, and an increase in compensation expense related to our ESOP of $56 thousand to $218 thousand for the three months ended December 31, 2014 from $162 thousand for the three months ended December 31, 2014. The primary reason for the increase related to our ESOP is due to the increase in our stock price relative to the same period in 2013. The increase in occupancy and equipment expenses is related to the increase in additional costs to maintain three new added branch facilities as well as moderate increases in depreciation expense due to the addition of property and equipment, all as a result of the Stephens Federal acquisition. The increase in professional and supervisory fees is predominantly related to the $102 thousand of acquisition related expenses incurred during the three months ended December 31, 2014.

Income Tax Expense. Income tax expense for the three months ended December 31, 2014 was $659 thousand compared with $568 thousand for the three months ended December 31, 2013. Our effective income tax rate was 38.6% and 35.9% for the same period, respectively.

Comparison of Operating Results for the Six months Ended December 31, 2014 and December 31, 2013

General. We recognized net income of $2.1 million for the six months ended December 31, 2014 as compared to net income of $1.9 million for the six months ended December 31, 2013.  The increase of $202 thousand or 10.5%, was primarily attributable to an increase in net interest income after provision for loan losses of $823 thousand, or 14.5%.

Interest Income. Interest income increased by $603 thousand, or 9.3%, to $7.1 million for the six months ended December 31, 2014 from $6.5 million for the six months ended December 31, 2013.  The increase reflected both an increase in the yield on interest earning assets and an increase in the average balance of interest earning assets for the six months ended December 31, 2014. The yield for the six months ended December 31, 2014 increased by 24 basis points to 3.96% for the six months ended December 31, 2014 from 3.72% from the six months ended December 31, 2013. The average balance on interest earning assets increased by $11.0 million to $358.5 million for the six months ended December 31, 2014 from $349.7 million for the six months ended December 31, 2014. The increase in the average balance of interest earning assets was primarily the result of the acquisition of Stephens Federal and the addition of $103.2 million in loans at contractual principle receivable. The overall increase in yield is a reflection of the shift in investment from lower interest yielding interest-bearing deposits and other to higher yielding investment securities and loans. The average balance of interest-bearing deposits and other decreased $18.5 million, or 68.7%, to $9.2 million for the six months December 31, 2014 from $29.4 million for the six months ended December 31, 2013. The average balances of loans and investment securities, combined, increased to $349.3 million for the six months ended December 31, 2014 from $320.2 million for the six months ended December 31, 2013.

Interest income on loans increased by $502 thousand, or 8.8%, to $6.2 million for the six months ended December 31, 2014 from $5.7 million for the six months ended December 31, 2013. The increase reflected an increase of $25.4 million, or 11.4%, in average balance of loans to $248.8 million for the six months ended December 31, 2014 from $223.4 million for the six months ended December 31, 2013, offset partially by a decrease in the yield on loans of 15 basis points to 5.00% from 5.15% for the same periods ended. Interest income on investment securities increased by $76 thousand, or 10.1%, to $827 thousand for the six months ended December 31, 2014 from $751 thousand for the six months ended December 31, 2013. The increase reflected an increase in the average balance of securities of $2.6 million, or 2.7%, to $100.5 million for the six months ended December 31, 2014 from $97.9 million for the six months ended December 31, 2013 and an increase of 8 basis points in the yield on securities to 1.61% from 1.53%. The increase in average balances of our investment securities is reflective of the Stephens Federal acquisition as well as our efforts to continue to invest in high-quality investment securities during this period of low loan demand.

Interest Expense. Interest expense decreased $188 thousand, or 23.2%, to $623 thousand for the six months ended December 31, 2014 from $811 thousand for the six months ended December 31, 2013. The decrease reflected a decrease of 14 basis points in the average rate paid on deposits for the six months ended December 31, 2014 to 0.43% from 0.57% for the six months ended December 31, 2013. The decrease in the average rate paid offset the increase in the average balance of interest-bearing deposits of $6.7 million, or 2.4%, to $290.5 million for the six months ended December 31, 2014 compared to $283.8 million for the six months ended December 31, 2013. The largest decrease in interest expense came from certificates of deposit, which decreased by $230 thousand, or 30.3%, to $528 thousand for the six months ended December 31, 2014 from $758 thousand for the same period in 2013. The decrease is reflective of a decrease in the average rate paid on these deposits of 21 basis points to 50 basis points for the six months ended December 31, 2014 compared to 71 basis points for the six months ended December 31, 2013. The decrease in the average rate of certificates of deposits more than offset the increase in the average balances of these deposits of $2.3 million to $210.5 million for the six months of December 31, 2014 as compared to $212.8 million for the six months of December 31, 2013. The increase in the average balance of certificates of deposits as well as the total average balance of interest bearing deposits is primarily the result of the acquisition of Stephens Federal’s deposits of $139.2 million on December 1, 2014.

Net Interest Income. Net interest income before the provision for loan losses increased by $791 thousand, or 13.9%, to $6.5 million for the six months ended December 31, 2014 from $5.7 million for the six months ended December 31, 2013. Our interest rate spread and net interest margin for the six months ended December 31, 2014 increased to 3.53% and 3.62%, respectively, from 3.15% and 3.26%, respectively, for the six months ended December 31, 2013. The increase in interest rate spread and net interest margin are reflective of both higher yields on interest-earning assets and lower cost of funds on interest-bearing liabilities.

Provision for Loan Losses. We recorded a provision for loan losses of $9 thousand for the six months ended December 31, 2014, compared with a provision of $41 thousand for the six months ended December 31, 2013. There were no charge offs recorded for the six months ended December 31, 2014 and $4 thousand of charge offs recorded in during the six months ended December 31, 2013. The decrease in the provision is primarily related to our continued strength in the credit quality of our loan portfolio. No provision was recorded for any of the loans acquired from Stephens Federal. All of the loans acquired were recorded at fair value, which included discounts for credit. We did evaluate the acquired loan portfolio consistent with the way we evaluate our originated loans in that we separately evaluate loans for which we believe to be impaired individually and we evaluate all other loans for the need for an allowance on a pool level based on our individual loan portfolio segments. All PCI loans were evaluated again at December 31, 2014 individually for further credit deterioration. Our nonperforming loans to total loans and nonperforming assets to total assets ratios did increase to 1.28% and 1.53%, respectively, at December 31, 2014 from 0.71% and 0.66%, respectively, at June 30, 2014. This increase is the result of acquiring nonperforming loans in the Stephens Federal acquisition of which the balance at December 31, 2014 was $2.2 million. These loans are net of the initial fair value discounts, and based on the aforementioned impaired loan evaluation, we determined no further impairment was necessary. Therefore, the increase in the credit quality metrics stated above is not a reflection of a deterioration of credit quality in our originated portfolio. Our allowance for loan losses was $864 thousand at December 31, 2014 and $855 at June 30, 2014, 0.26% and 0.37% of gross loans, respectively.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2014 and 2013.

Noninterest Income. Noninterest income increased by $21 thousand, or 6.6%, to $341 thousand for the six months ended December 31, 2014 compared to $320 thousand for the six months ended December 31, 2013. As a result of the acquisition of Stephens Federal, we obtained a portfolio of mortgage loans sold where servicing was retained and became a Freddie Mac approved servicer. As a result, we recognized $34 thousand of mortgage banking income. Gains on sales of securities was $29 thousand and $145 thousand for the six months ended December 31, 2014 and 2013, respectively. The decrease in the gain on sales of securities is a reflection of fewer securities sold during those same periods.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2014 increased by $508 thousand, or 17.2%, to $3.5 million from $2.9 million for the same period in 2013. The increase in noninterest expenses is primarily reflective of increases in salaries and employee benefits of $287 thousand, or 15.5%, to $2.1 million for the six months ended December 31, 2014 from $1.8 million for the six months ended December 31, 2013. Additionally, the other significant increases were related to occupancy and equipment of $77 thousand, or 24.1%, to $397 thousand for the six months ended December 31, 2014 from $320 thousand for the same period in 2013, data processing of $45 thousand, or 34.9%, to $174 thousand for the six months ended December 31, 2014 from $129 thousand for the same period in 2013, and professional and supervisory fees of $74 thousand, or 29.0%, to $329 thousand for the six months ended December 31, 2014 from $255 thousand for the six months ended December 31, 2013. The increase in salaries and employee benefits is due to increases in salaries of certain management level employees, the addition of Stephens Federal’s employees, which added approximately 37 new full-time equivalents, and an increase in compensation expense related to our ESOP of $65 thousand to $294 thousand for the six months ended December 31, 2014 from $229 thousand for the six months ended December 31, 2014. The primary reason for the increase related to our ESOP is due to the increase in our stock price relative to the same period in 2013. The increase in occupancy and equipment expenses is related to the increase in additional costs to maintain six new added branch facilities as well as moderate increases in depreciation expense due to the addition of property and equipment, all as a result of the Stephens Federal acquisition. The increase in professional and supervisory fees is predominantly related to the $135 thousand of acquisition related expenses incurred during the six months ended December 31, 2014.

Income Tax Expense. Income tax expense for the six months ended December 31, 2014 was $1.2 million compared with $1.1 million for the six months ended December 31, 2013.  Our effective income tax rate was 36.3% for the six months ended December 31, 2014 and 35.9% for the six months ended December 31, 2013.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of November 30, 2014), or approximately $39.3 million.

Common Stock Dividend Policy. On August 21, 2014, the Company paid a $0.10 per share cash dividend on its common stock for a total of $583 thousand and on November 20, 2014 the Company paid a $0.10 per share cash dividend on its common stock for a total of $583 thousand.

Equity Compensation Plans. There were no new shares of restricted stock or stock options issued during the six months ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c)   Issuer Repurchases. On June 19, 2013, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company's common stock. The repurchase authorization has no expiration date. No shares were repurchased during the six months ended December 31, 2014. The total number of shares remaining that may be purchased under this plan is 48,500.

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

Date: February 23, 2015

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

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language):
	(i)	Consolidated Balance Sheets
	(ii)	Consolidated Statements of Income and Comprehensive Income
	(iii)	Consolidated Statements of Changes In Shareholders’ Equity
	(iv)	Consolidated Statements of Cash Flows, and
	(v)	Notes to The Consolidated Financial Statements

