Form 10-Q
period 2015-03-31
Oconee Federal Financial Corp.
filed 2015-05-15
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

There were 5,882,140 shares of Common Stock, par value $.01 per share, outstanding as of May 15, 2015.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	March 31, 2015	June 30, 2014 (*)
	(Unaudited)
ASSETS
Cash and due from banks	$1,774	$1,365
Interest-bearing deposits	23,693	10,525
Total cash and cash equivalents	25,467	11,890
Securities available-for-sale	103,513	103,806
Loans	322,351	230,786
Allowance for loan losses	(869)	(855)
Net loans	321,482	229,931
Loans held for sale	733	-
Premises and equipment, net	7,073	2,993
Real estate owned, net	2,499	744
Accrued interest receivable
Loans	1,126	811
Investments	346	251
Restricted equity securities	440	325
Bank owned life insurance	8,978	8,758
Goodwill	2,870	-
Core deposit intangible	900	-
Loan servicing rights	1,319	-
Deferred tax assets	5,046	650
Other assets	909	342
Total assets	$482,701	$360,501

LIABILITIES
Deposits
Non-interest bearing	$17,999	$7,075
Interest bearing	382,778	273,940
Total deposits	400,777	281,015
Accrued interest payable and other liabilities	1,373	2,505
Total liabilities	402,150	283,520

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,882,140 and 5,834,395 shares outstanding, respectively	65	64
Treasury stock, at par 589,899 and 600,699 shares, respectively	(6)	(6)
Additional paid-in capital	13,238	12,186
Retained earnings	68,294	66,705
Accumulated other comprehensive income (loss)	557	(147)
Unearned ESOP shares	(1,597)	(1,821)
Total shareholders' equity	80,551	76,981
Total liabilities and shareholders' equity	$482,701	$360,501

* Derived from audited consolidated financial statements

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Interest and dividend income:
Loans, including fees	$4,047	$2,820	$10,267	$8,542
Securities, taxable	404	388	1,155	1,139
Securities, tax-exempt	50	2	126	2
Interest-bearing deposits and other	16	11	39	40
Total interest income	4,517	3,221	11,587	9,723

Interest expense:
Deposits	309	345	932	1,156
Total interest expense	309	345	932	1,156

Net interest income	4,208	2,876	10,655	8,567

Provision for loan losses	7	41	16	82
Net interest income after provision for loan losses	4,201	2,835	10,639	8,485

Noninterest income:
Service charges on deposit accounts	111	19	211	56
Income on bank owned life insurance	82	50	221	203
Mortgage banking income	147	-	181	-
Gain on sales of securities	120	70	149	215
Gain (loss) on sales of real estate owned	27	3	63	(11)
Other	(1)	37	1	35
Total noninterest income	486	179	826	498

Noninterest expense:
Salaries and employee benefits	1,596	876	3,738	2,730
Occupancy and equipment	319	176	716	496
Data processing	135	71	309	200
Professional and supervisory fees	234	230	575	485
Office expense	109	80	196	109
Advertising	29	19	71	57
FDIC deposit insurance	78	40	154	118
Provision for real estate owned and related expenses	167	113	206	166
Other	214	68	408	270
Total noninterest expense	2,881	1,673	6,373	4,631

Income before income taxes	1,806	1,341	5,092	4,352
Income tax expense	610	486	1,825	1,567
Net income	$1,196	$855	$3,267	$2,785

Other comprehensive income (loss)
Unrealized gain on securities available-for-sale	$993	$854	$1,280	$87
Tax effect	(374)	(325)	(483)	(33)
Reclassification adjustment for gains realized in net income	(120)	(70)	(149)	(215)
Tax effect	45	27	56	82
Total other comprehensive gain (loss)	544	486	704	(79)
Comprehensive income	$1,740	$1,341	$3,971	$2,706

Basic net income per share: (Note 2)	$0.21	$0.15	$0.58	$0.49
Diluted net income per share: (Note 2)	$0.21	$0.15	$0.57	$0.49
Dividends declared per share:	$0.10	$0.10	$0.30	$0.30

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at July 1, 2013	$64	$(5)	$13,413	$65,315	$(559)	$(2,066)	$76,162
Net income	-	-	-	2,785	-	-	2,785
Other comprehensive loss	-	-	-	-	(79)	-	(79)
Transfers of securities from classified as held-to-maturity to available-for-sale	-	-	-	-	28	-	28
Purchase of 89,900 shares of treasury stock (1)	-	(1)	(1,599)	-	-	-	(1,600)
Issuance of 12,600 shares of restricted stock (2)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	184	-	-	-	184
Dividends (3) (4)	-	-	-	(1,650)	-	-	(1,650)
ESOP shares earned (4)	-	-	121	(14)	-	198	305
Balance at March 31, 2014	$64	$(6)	$12,119	$66,436	$(610)	$(1,868)	$76,135

Balance at July 1, 2014	$64	$(6)	$12,186	$66,705	$(147)	$(1,821)	$76,981
Net income	-	-	-	3,267	-	-	3,267
Other comprehensive income	-	-	-	-	704	-	704
Purchase of 1,800 shares of treasury stock (8)	-	-	(35)	-	-	-	(35)
Issuance of 12,600 shares of restricted stock (9)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	203	-	-	-	203
Common stock issued, 36,945 shares (5)	1	-	699	-	-	-	700
Dividends (6) (7)	-	-	25	(1,678)	-	-	(1,653)
ESOP shares earned (7)	-	-	160	-	-	224	384
Balance at March 31, 2015	$65	$(6)	$13,238	$68,294	$557	$(1,597)	$80,551

(1)	The weighted average cost of treasury shares purchased during the nine months ended was $16.02 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	On November 13, 2013, the Company granted 12,600 shares of restricted stock. The grant date fair value of these shares was $17.16.
(3)	Cash dividends declared on July 25, 2013 were paid on August 29, 2013. Cash dividends declared on October 24, 2013 were paid on November 21, 2013. Cash dividends declared on January 30, 2014 were paid on February 27, 2014.
(4)	Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,000 additional shares. The portion of the dividend paid on allocated shares of approximately $14 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 7,000 shares was accounted for as additional compensation expense of approximately $63 for the nine months ended March 31, 2014.
(5)	36,945 shares issued to Oconee MHC at approximately $18.95 per share for the acquisition of Stephens Federal Bank.
(6)	Cash dividends declared on July 24, 2014 were paid on August 21, 2014. Cash dividends declared on October 23, 2014 were paid on November 20, 2014. Cash dividends declared on January 29, 2015 were paid on February 26, 2015.
(7)	Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,000 additional shares. The portion of the dividend paid on allocated shares of approximately $25 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,000 shares was accounted for as additional compensation expense of approximately $74 for the nine months ended March 31, 2015.
(8)	The weighted average cost of treasury shares purchased during the nine months ended was $19.81 per share. Treasury stock repurchases were accounted for using the par value method.
(9)	On January 25, 2015, the Company granted 12,600 shares of restricted stock. The grant date fair value of these shares was $20.01.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities
Net income	$3,267	$2,785
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16	82
Provision for real estate owned	112	87
Depreciation and amortization, net	782	681
Deferred loan fees, net	(3)	16
Deferred income tax expense	18	-
(Gain) loss on sale of real estate owned	(63)	11
Change in loan servicing asset	50	-
Gain on sales of securities	(149)	(215)
Mortgage loans originated for sale	(1,734)	-
Mortgage loans sold	1,492	-
Gain on sales of mortgage loans	81	-
Increase in cash surrender value of bank owned life insurance	(221)	(203)
ESOP compensation expense	384	305
Stock based compensation expense	203	184
Net change in operating assets and liabilities:
Accrued interest receivable	(34)	(29)
Accrued interest payable	-	(2)
Other	(1,403)	(462)
Net cash provided by operating activities	2,798	3,240

Cash Flows From Investing Activities
Net cash received from acquisition of Stephens Federal	24,079	-
Purchases of premises and equipment	(340)	(134)
Purchases of securities held-to-maturity	-	(3,486)
Purchases of securities available-for-sale	(23,009)	(28,553)
Proceeds from maturities, paydowns and calls of securities available-for-sale	14,654	10,402
Proceeds from maturities, paydowns and calls of securities held-to-maturity	-	-
Proceeds from sales of securities available-for-sale	11,025	14,278
Redemptions of restricted equity securities	27	129
Proceeds from sale of securities held-to-maturity	-	2,270
Proceeds from sale of real estate owned	1,750	197
Loan originations and repayments, net	3,732	(4,485)
Net cash provided by (used in) investing activities	31,918	(9,382)

Cash Flows from Financing Activities
Net change in deposits	(19,451)	(10,026)
Dividends paid	(1,653)	(1,650)
Purchase of treasury stock	(35)	(1,600)
Net cash used in financing activities	(21,139)	(13,276)

Change in cash and cash equivalents	13,577	(19,418)

Cash and cash equivalents, beginning of year	11,890	37,942
Cash and cash equivalents, end of period	$25,467	$18,524

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (70.80%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC. On December 1, 2014, the Company completed its acquisition of Stephens Federal Bank. The consolidated financial statements include the results of operations of Stephen Federal Bank since the acquisition date.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2015 and June 30, 2014 and the results of operations and cash flows for the interim periods ended March 31, 2015 and 2014. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Oconee Federal Financial Corp. for the year ended June 30, 2014.

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

Goodwill and Core Deposit Intangible: Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Goodwill will be tested for impairment as of April 1, 2016 and annually thereafter on each fiscal year ended date, unless evidence exists to warrant more frequent testing.

Core deposit intangibles represent the estimated value of long-term deposit core deposit relationships acquired in a business combination. This value is amortized over the weighted-average estimated useful lives of deposit accounts using a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness. The core deposit intangible acquired will be amortized over 15 years using the original projections of future benefit stream of cash flows, adjusted periodically, if needed for potential impairment of the remaining unamortized balance of the core deposit intangible.

The fair value of the core deposit intangible at the acquisition date of December 1, 2014 was $959. Amortization expense of $44 and $59 was recognized for the three and nine months ended March 31, 2015. The remaining carrying amount of the core deposit intangible, net of accumulated amortization of $59 was $900.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

A summary of assets received and liabilities assumed for Stephens Federal, as well as the initial, December 1, 2014, and subsequent fair value adjustments at March 31, 2015, are as follows:

	As Recorded by Stephens Federal	Initial Fair Value and Other Adjustments		Subsequent Fair Value and Other Adjustments		As Recorded by the Company
Consideration
Common stock at $18.95 per share, 36,945 shares				$-		$700

Assets
Cash and cash equivalents	$24,079	$-		$-		$24,079
Securities available-for-sale	2,720	-		-		2,720
Loans	103,166	(6,742)	(1)	(965)	(7)	95,459
Mortgage loans held for sale	572	-		-		572
Premises and equipment, net	5,308	(1,324)	(2)	-		3,984
Real estate owned, net	6,198	(2,806)	(3)	-		3,392
Accrued interest receivable	376	-		-		376
Restricted equity securities	143	-		-		143
Core deposit intangible	-	-		959	(8)	959
Loan servicing rights	1,409	(40)	(4)	-		1,369
Other assets	141	4,091	(5)	700	(9)	4,932
Total assets acquired	$144,112	$(6,821)		694		137,985

Liabilities
Deposits	$139,160	$54	(6)	$-		$139,214
Other liabilities	1,035	-		(94)	(10)	941
Total liabilities assumed	$140,195	$54		(94)		140,155
Net liabilities assumed				788		(2,170)
Goodwill				$(788)	(11)	$2,870

Explanation of fair value adjustments:

(1)	The net fair value adjustment includes a total gross fair value adjustment of $8,892 to the unpaid principle balances of loans acquired, net of the existing allowance of $1,979, and deferred loans fees of $171. The gross fair value adjustment includes both credit, interest and liquidity components that comprise the entire discount. The fair value adjustment related to PCI loans was $6,676, and the fair value adjustment on purchased performing loans was $2,216. Based on an evaluation of the expected future cash flows for PCI loans, the accretable difference expected to be recognized into income as a yield adjustment on loans was $642. The entire discount on purchased performing loans will be accreted to income on a level-yield basis over each loan’s contractual life.
(2)	Premises and equipment were adjusted to reflect recently appraised values of the land and buildings for each branch acquired and the Company’s estimates of the fair value of furniture, fixtures and equipment.
(3)	The net adjustment reflects the fair value of real estate properties, less estimated costs to sell.
(4)	The adjustment reflects the fair value of loan servicing rights based upon the net present value of future servicing cash flows net of costs.
(5)	Represents adjustments in the net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles and other deferred tax items. The fair value adjustment of the net deferred tax asset assumes an effective tax rate of approximately 36%.
(6)	The value adjustment to time deposits reflecting the differences in the contractual interest rates and those currently offered. The premium will be amortized into interest expense over a 3.7 year life using the straight line method.
(7)	Additional loans were identified as PCI, resulting in a net $578 increase in the fair value discount of those loans. Additionally, fair value estimates were updated on certain loans, increasing the fair value discount approximately $387.
(8)	The value for the core deposit intangible at December 1, 2014.
(9)	Change in other assets relate to changes in deferred taxes associated with the fair value discounts on PCI loans.
(10)	This adjustment represents an adjustment to amounts determined to be over accrued by Stephens Federal for FDIC premiums owed.
(11)	Changes to goodwill are a direct result of the adjustments to net assets acquired.

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

The Company incurred transaction-related costs of $809, of which $103 and $238, respectively, were incurred in the three and nine months ended March 31, 2015. Transaction-related costs are expensed as incurred as a component of noninterest expense. Transaction-related costs primarily include professional services and data processing fees. Additionally, expenses related to systems conversions and other costs of integration are expected to be recorded throughout the remaining portion of our fiscal year 2015.

The following table discloses the impact of the merger with Stephens Federal since the acquisition on December 1, 2014 through March 31, 2015. The table also presents certain pro forma information as if Stephens Federal had been acquired on July 1, 2014 or July 1, 2013. These results combine the historical results of Stephens Federal in the Company's Consolidated Statement of Income and Comprehensive Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on July 1, 2014 or July 1, 2013. Transaction-related costs as noted above are not included in the pro forma statements below. Additionally, the Company expects to achieve further operating cost savings as a result of the acquisition, which are not reflected in the pro forma amounts below:

	Actual from acquisition date through March 31,	Pro-forma for three months ended March 31,	Pro-forma for nine months ended March 31,
	2015	2014	2015	2014

Net interest income	$1,577	$4,140	$12,660	$12,362
Noninterest income	374	215	1,255	1,219
Net income	404	1,229	4,161	3,553
Net income available to common shareholders	$404	$1,217	$4,117	$4,482

Pro-forma earnings per share:
Basic		$0.19	$0.73	$0.75
Diluted		$0.19	$0.73	$0.71

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

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Earnings per share
Net income	$1,196	$855	$3,267	$2,785
Less: distributed earnings allocated to participating securities	(8)	(8)	(22)	(25)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(8)	(4)	(22)	(17)
Net earnings available to common shareholders	$1,180	$843	$3,223	$2,743

Weighted average common shares outstanding including participating securities	5,880,480	5,844,087	5,853,577	5,844,865
Less: participating securities	(78,499)	(83,695)	(78,499)	(83,695)
Less: average unearned ESOP shares	(161,110)	(188,754)	(170,051)	(196,568)
Weighted average common shares outstanding	5,640,871	5,571,638	5,605,027	5,564,602

Basic earnings per share	$0.21	$0.15	$0.58	$0.49

Weighted average common shares outstanding	5,640,871	5,571,638	5,605,027	5,564,602
Add: dilutive effects of assumed exercises of stock options	76,901	55,607	68,256	51,379
Average shares and dilutive potential common shares	5,717,772	5,627,245	5,673,283	5,615,981

Diluted earnings per share	$0.21	$0.15	$0.57	$0.49

During the three and nine months ended March 31, 2015, 7,700 and 15,400 shares, respectively, were considered anti-dilutive. During the three and nine months ended March 31, 2014, 7,700 shares were considered anti-dilutive.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at March 31, 2015 and June 30, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$165	$-	$185
Certificates of deposit	6,225	35	(2)	6,258
Municipal securities	9,539	87	(25)	9,601
SBA loan pools	2,511	19	-	2,530
U.S. Government agency mortgage-backed securities	61,428	804	(274)	61,958
U.S. Government agency bonds	22,899	129	(47)	22,981
Total available-for-sale	$102,622	$1,239	$(348)	$103,513

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$294	$-	$314
Preferred stock (1)	271	27	-	298
Certificates of deposit	7,221	24	(8)	7,237
Municipal securities	5,846	2	(39)	5,809
U.S. Government agency mortgage-backed securities	60,742	428	(730)	60,440
U.S. Government agency bonds	29,946	181	(419)	29,708
Total available-for-sale	$104,046	$956	$(1,196)	$103,806

(1) Consists of 300 shares of Southern First Bancshares, Inc. cumulative perpetual preferred stock, series T.

Securities pledged at March 31, 2015 had a carrying amount of $5,972 and were pledged to secure public deposits. No securities were pledge at June 30, 2014.

At March 31, 2015 and June 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at March 31, 2015 and June 30, 2014. The table also shows the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
March 31, 2015
Available-for-sale:
Certificates of deposit	$497	$(1)	2	$248	$(1)	1	$745	$(2)	3
Municipal securities	2,370	(25)	7	-	-	-	2,370	(25)	7
SBA loan pools	-	-	-	-	-	-	-	-	-
U.S. Government agency mortgage-backed securities	6,117	(23)	4	12,105	(251)	12	18,222	(274)	16
U.S. Government agency bonds	-	-	-	6,947	(47)	4	6,947	(47)	4
	$8,984	$(49)	13	$19,300	$(299)	17	$28,284	$(348)	30

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2014
Available-for-sale:
Certificates of deposit	$1,237	$(8)	5	$-	$-	-	$1,237	$(8)	5
Municipal securities	4,263	(39)	11	-	-	-	4,263	(39)	11
U.S. Government agency mortgage-backed securities	7,241	(24)	6	21,464	(706)	18	28,705	(730)	24
U.S. Government agency bonds	3,467	(5)	3	12,574	(414)	8	16,041	(419)	11
	$16,208	$(76)	25	$34,038	$(1,120)	26	$50,246	$(1,196)	51

(1)	Actual amounts.

The Company evaluates securities for other-than-temporary impairments (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security's anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

None of the unrealized losses at March 31, 2015 were recognized into net income for the three and nine months ended March 31, 2015 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2014 were recognized as having OTTI during the three and nine months ended March 31, 2015.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2015 and June 30, 2014 by contractual maturity are summarized as follows:

	March 31, 2015		June 30, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$3,748	$3,772	$4,002	$4,029
Due from one to five years	11,969	12,027	18,717	18,836
Due from five to ten years	19,605	19,694	13,297	13,047
Due after ten years	3,341	3,347	6,997	6,842
Mortgage-backed securities	63,939	64,488	60,742	60,440
Total	$102,602	$103,328	$103,755	$103,194

The following table presents the gross proceeds from sales of securities available-for-sale and held-to-maturity and gains or losses recognized for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Available-for-sale:
Proceeds	$4,604	$3,420	$11,025	$14,278
Gross gains	120	70	149	163
Gross losses	-	-	-	(30)
Held-to-maturity:
Proceeds	-	-	-	2,270
Gross gains	-	-	-	82
Gross losses	-	-	-	-
Total:
Proceeds	$4,604	$3,420	$11,025	$16,548
Gross gains	$120	$70	$149	$245
Gross losses	$-	$-	$-	$(30)

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(6)	LOANS

The components of loans at March 31, 2015 and June 30, 2014 were as follows:

	March 31, 2015	June 30, 2014
Real estate loans:
One-to-four family	$265,810	$214,735
Multi-family	2,606	254
Home equity	8,778	227
Nonresidential	23,650	8,408
Agricultural	4,178	-
Construction and land	14,830	7,661
Total real estate loans	319,852	231,285
Commercial and industrial	920	-
Consumer and other loans	2,822	747
Total loans	323,594	232,032
Deferred net loan fees	(1,243)	(1,246)
Total loans net of deferred loan fees	$322,351	$230,786

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2015 by portfolio segment:

Three Months Ended March 31, 2015	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$782	$7	$-	$-	$789
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	50	(1)	-	-	49
Agricultural	-	-	-	-	-
Construction and land	26	(1)	-	-	25
Total real estate loans	863	5	-	-	868
Commercial and industrial	-	-	-	-	-
Consumer and other loans	1	2	(2)	-	1
Total loans	$864	$7	$(2)	$-	$869

Nine Months Ended March 31, 2015	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$736	$53	$-	$-	$789
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	52	(3)	-	-	49
Agricultural	-	-	-	-	-
Construction and land	59	(34)	-	-	25
Total real estate loans	852	16	-	-	868
Commercial and industrial	-	-	-	-	-
Consumer and other loans	3	-	(2)	-	1
Total loans	$855	$16	$(2)	$-	$869

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2015:

	Ending Allowance on Loans:		Loans:
At March 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$63	$727	$6,772	$259,038
Multi-family	-	4	-	2,606
Home equity	-	1	160	8,618
Nonresidential	3	46	2,852	20,798
Agricultural	-	-	1,476	2,702
Construction and land	-	24	808	14,022
Total real estate loans	66	802	12,068	307,784
Commercial and industrial	-	-	-	920
Consumer and other loans	-	1	-	2,822
Total loans	$66	$803	$12,068	$311,526

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2014 by portfolio segment:

Three Months Ended March 31, 2014	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$701	$39	$-	$-	$740
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	51	-	-	-	51
Agricultural	-	-	-	-	-
Construction and land	30	1	-	-	31
Total real estate loans	787	40	-	-	827
Commercial and industrial	-	-	-	-	-
Consumer and other loans	1	1	-	-	2
Total loans	$788	$41	$-	$-	$829

Nine Months Ended March 31, 2014	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$665	$79	$(4)	$-	$740
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	52	(1)	-	-	51
Agricultural	-	-	-	-	-
Construction and land	27	4	-	-	31
Total real estate loans	749	82	(4)	-	827
Commercial and industrial	-	-	-	-	-
Consumer and other loans	2	-	-	-	2
Total loans	$751	$82	$(4)	$-	$829

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2014:

	Ending Allowance on Loans:		Loans:
At March 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$81	$659	$2,470	$205,331
Multi-family	-	4	-	253
Home equity	-	1	-	239
Nonresidential	-	51	-	8,567
Agricultural	-	-	-	-
Construction and land	-	31	-	9,997
Total real estate loans	81	746	2,470	224,387
Commercial and industrial	-	-	-	-
Consumer and other loans	-	2	-	683
Total loans	$81	$748	$2,470	$225,070

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2014:

	Ending Allowance on Loans:		Loans:
At June 30, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$52	$684	$1,647	$213,088
Multi-family	-	4	-	254
Home equity	-	1	-	227
Nonresidential	-	52	-	8,408
Agricultural	-	-	-	-
Construction and land	-	59	-	7,661
Total real estate loans	52	800	1,647	229,638
Commercial and industrial	-	-	-	-
Consumer and other loans	-	3	-	747
Total loans	$52	$803	$1,647	$230,385

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2015 and June 30, 2014, including the average recorded investment balance and interest earned for the nine months ended March 31, 2015 and year ended June 30, 2014:

	March 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$7,414	$6,008	$-	$3,191	$59
Multi-family	-	-	-	-	-
Home equity	256	160	-	80	1
Nonresidential	3,836	1,931	-	966	26
Agricultural	2,912	1,476	-	738	25
Construction and land	1,473	809	-	405	14
Total real estate loans	15,891	10,384	-	5,380	125
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$15,891	$10,384	$-	$5,380	$125

With recorded allowance:
Real estate loans:
One-to-four family	$992	$764	$63	$1,019	$24
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	1,451	920	3	460	21
Agricultural	-	-	-	-	-
Construction and land	-	-	-	-	-
Total real estate loans	2,443	1,684	66	1,479	45
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$2,443	$1,684	$66	$1,479	$45

Totals:
Real estate loans	$18,334	$12,068	$66	$6,859	$172
Consumer and other loans	-	-	-	-	-
Total	$18,334	$12,068	$66	$6,859	$172

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans at March 31, 2015 and June 30, 2014 by portfolio segment of loans:

March 31, 2015

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One-to-four family	$4,893	$1,110	$3,565	$9,568	$256,242	$265,810	$-
Multi-family	-	-	-	-	2,606	2,606	-
Home equity	102	35	27	164	8,614	8,778	-
Nonresidential	632	500	806	1,938	21,712	23,650	-
Agricultural	-	-	-	-	4,178	4,178	-
Construction and land	178	-	190	368	14,462	14,830	-
Total real estate loans	5,805	1,645	4,588	12,038	307,814	319,852	-
Commercial and industrial	-	-	-	-	920	920	-
Consumer and other loans	1	-	-	1	2,821	2,822	-
Total	$5,806	$1,645	$4,588	$12,039	$311,555	$323,594	$-

June 30, 2014

							Accruing
	30-59	60-89	90 Days				Loans
	Days	Days	or More	Total		Total	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Days or More
Real estate loans:
One-to-four family	$4,856	$893	$1,053	$6,802	$207,933	$214,735	$-
Multi-family	-	-	-	-	254	254	-
Home equity	-	-	-	-	227	227	-
Nonresidential	87	-	-	87	8,321	8,408	-
Construction and land	-	-	-	-	7,661	7,661	-
Total real estate loans	4,943	893	1,053	6,889	224,396	231,285	-
Consumer and other loans	-	-	-	-	747	747	-
Total	$4,943	$893	$1,053	$6,889	$225,143	$232,032	$-

At March 31, 2015, nonaccrual loans were $4,768, of which $4,588 are classified in the “90 Days or More” category, and two loans for $180 in the “60 to 89” day category. Nonaccrual loans at June 30, 2014 were $1,647. All of these loans are disclosed by portfolio segment above in the "90 days or more past due" column at June 30, 2014, except one loan in the "60-89 days past due" category with a carrying amount of $220 and one loan in the "30-59 days past due" category with a carrying amount of $374.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Troubled Debt Restructurings:

As of March 31, 2015, the Company had a recorded investment in a troubled debt restructuring for an agricultural loan of $501. There were no troubled debt restructurings at June 30, 2014. This loan was acquired as a purchased credit impaired loan at December 1, 2014 at an unpaid principal amount of $1,156. The fair value discount allocated to this loan at that time was $656. The terms of this loan were modified to include a permanent reduction in its principal amount of $159, and both the principal and nonaccretable discount on this loan were adjusted accordingly. No provision for loan loss for this impairment was required. There are no commitments to lend any additional amounts under this loan. Additionally, under the terms of the restructuring, the term of the loan was extended approximately 29 months. Given that both the outstanding contractual principal receivable and the nonaccretable discount on the loan were reduced by the same amount, the pre-modified and post-modified balance of this loan remained unchanged. There were no defaults on this loan during the three months ended March 31, 2015. The first payment due under the new terms is April 1, 2015.

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

Nonresidential Real Estate: Nonresidential loans include those secured by real estate mortgages on churches, owner-occupied and non-owner-occupied commercial buildings of various types, retail and office buildings, hotels, and other business and industrial properties. The nonresidential real estate loans that we originate generally have terms of 5 to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75%.

Loans secured by nonresidential real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. In addition, because a church's financial stability often depends on donations from congregation members, some of whom may not reside in our market area, rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar. In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other nonresidential real estate.

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

Loans secured by agricultural real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Agricultural real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Construction and Land: We make construction loans to individuals for the construction of their primary residences and interim construction loans for non-residential properties. These loans generally have maximum terms of eight months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have rates and terms comparable to one-to-four family residential mortgage loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. Finally, we make loans secured by land to complement our construction and nonresidential lending activities. These loans generally have terms of up to 10 years, and maximum loan-to-value ratios of 75% for improved lots and 65% for unimproved land.

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

To separate acquired loans from originated loans for presentation purposes, the Company has prepared the following tables showing each portfolio segment by risk grade for originated and for acquired loans at March 31, 2015. Loan risk grades were determined based on an analysis performed at March 31, 2015.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Originated loans:

March 31, 2015	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$212,137	$1,626	$225	$2,586	$-	$216,574
Multi-family	250	-	-	-	-	250
Home equity	155	11	-	-	-	166
Nonresidential	7,697	-	-	-	-	7,697
Agricultural	-	-	-	-	-	-
Construction and land	7,389	17	-	-	-	7,406
Total real estate loans	227,628	1,654	225	2,586	-	232,093
Commercial and industrial	-	-	-	-	-	-
Consumer and other loans	1,338	-	-	-	-	1,338
Total	$228,966	$1,654	$225	$2,586	$-	$233,431

Acquired loans:

March 31, 2015	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$38,064	$5,437	$1,405	$4,186	$-	$49,092
Multi-family	2,356	-	-	-	-	2,356
Home equity	8,063	214	174	160	-	8,611
Nonresidential	6,513	4,961	1,627	2,567	283	15,951
Agricultural	1,239	433	1,030	1,476	-	4,178
Construction and land	5,358	914	490	808	-	7,570
Total real estate loans	61,593	11,959	4,726	9,197	283	87,758
Commercial and industrial	902	16	2	-	-	920
Consumer and other loans	1,462	6	9	8	-	1,485
Total	$63,957	$11,981	$4,737	$9,205	$283	$90,163

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

Purchased Credit Impaired Loans:

The following table presents the acquired purchased credit impaired loans, net of related discount, at March 31, 2015:

March 31, 2015
Real estate loans:
One-to-four family	$3,800
Multi-family	-
Home equity	134
Nonresidential	2,849
Agricultural	1,476
Construction and land	808
Total real estate loans	9,067
Commercial and industrial	-
Consumer and other loans	-
Total loans	$9,067

Carrying amounts listed above are net of an allowance for loan losses of $4.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the changes in the carrying value and the accretable yield on purchased credit impaired loans for the three and nine months ended March 31, 2015:

	Three Months Ended		Nine Months Ended
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of period	$(630)	$9,615	$(642)	$9,671
Subsequent adjustments	22	1,272	22	1,272
Liquidations	-	(1,708)	-	(1,708)
Reductions from payments	-	(53)	-	(121)
Income	119	(55)	131	(43)
Change in the allowance	-	(4)	-	(4)

Balance at end of period	$(489)	$9,067	$(489)	$9,067

The following table presents loans acquired during the nine months ended March 31, 2015, at acquisition date, accounted for as purchased credit impaired loans:

December 1, 2014
Contractually required payments receivable	$21,774
Contractual cash flows not expected to be collected (nonaccretable)	(10,213)
Expected cash flows	11,561
Accretable yield	(620)
Fair value of acquired loans	$10,941

The following table presents the carrying amount of purchased credit impaired loans for which future cash flows could not be reasonably estimated. Income is not recognized on these loans.

March 31, 2015
Balance at beginning of period:	$3,743
Reductions from payments and liquidations	(1,745)
Balance at end of period:	$1,998

Interest income recognized on a cost recovery basis for loans for which future cash flows could not be reasonably estimated was $4 for the three and nine months ended March 31, 2015.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and June 30, 2014 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)
	March 31, 2015		June 30, 2014
Financial assets:
Securities available-for-sale	$103,513	$-	$103,806
Loan servicing rights	-	1,319	-
Total financial assets	$103,513	$1,319	$103,806

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at March 31, 2015 and June 30, 2014:

	Fair Value Measurements
	(Level 3)	(Level 3)
	March 31, 2015	June 30, 2014
Financial assets:
Impaired real estate loans, with specific allocations:
One-to-four-family	$764	$1,221
Non-financial assets:
Real estate owned, net:
One-to-four-family	1,366	744
Nonresidential	365	-
Construction and land	768	-
Total non-financial assets	2,499	744
Total assets measured at fair value on a non-recurring basis	$3,263	$1,965

The Company's impaired loans at March 31, 2015 and June 30, 2014, which were measured for impairment using the fair value of collateral less costs to sell, had carrying amounts of $764 and $1,221, respectively. The carrying value included a valuation allowance of $63 and $52, respectively. The impact to the provision for loan losses from the change in the valuation allowance for the nine months ended March 31, 2015 was an increase of $16.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The outstanding balances of real estate owned and their respective valuation allowances at March 31, 2015 and June 30, 2014 were $2,499 and $80 and $744 and $164, respectively. There were write downs of legacy real estate owned of $112 thousand for the three and nine months ended March 31, 2015. As a result of the acquisition, the Company acquired $3,392 in real estate owned accounted for at fair value. No impairments in value were recorded for these properties for the three or nine months ended March 31, 2015.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents a reconciliation of loan servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs for Level 3 for the three and nine months ended March 31, 2015:

	Fair Value Measurements
	(Level 3)
	Three Months Ended	Nine Months Ended

Balance at beginning of period:	$1,341	$-
Purchases	-	1,369
Total losses included in earnings	(22)	(50)
Balance at end of period:	$1,319	$1,319

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2015 and June 30, 2014.

	Level 3 Quantitative Information

	March 31, 2015	June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	Fair Value	Fair Value
Impaired real estate loans net, with specific allocations: One-to-four family	$764	$1,221	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)

Real estate owned net:
One-to-four-family	$1,366	$744	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

Nonresidential	365	-	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

Construction and land	768	-	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2015 and June 30, 2014 are summarized below:

	March 31, 2015

	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$103,513	$-	$103,513	$-	$103,513
Loans, net	322,351	-	-	324,177	324,177
Loans held for sale (2)	733	-	-	733	733
Loan servicing rights	1,319	-	-	1,319	1,319
Restricted equity securities (1)	440	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$400,777	$135,731	$265,197	$-	$400,928

	June 30, 2014
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$103,806	$-	$103,806	$-	$103,806
Loans, net	229,931	-	-	233,176	233,176
Restricted equity securities (1)	325	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$281,015	$80,904	$200,662	$-	$281,566

(1)	It was not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.
(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 2 classification.

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

Participants receive the shares at the end of employment. An additional $100 discretionary contribution was paid to the ESOP for additional debt retirement during the nine months ended March 31, 2015, which resulted in the release of additional shares and recognition of additional compensation expense of $140. No contributions to the ESOP were made during the three months ended March 31, 2015. The expense recognized for the three months and nine months ended March 31, 2015 and 2014 was $91 and $384, and $76 and $305, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at March 31, 2015 and June 30, 2014 were as follows:

	March 31, 2015	June 30, 2014
Committed to be released to participants	4,969	9,464
Allocated to participants	85,248	57,902
Unearned	158,625	181,476
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$3,183,609	$3,277,457

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

          On January 23, 2015, the compensation committee of the board of directors approved the issuance of 7,700 stock options to purchase Company stock and 12,600 shares of restricted stock to one of the Company’s officers. Stock options and restricted stock have vesting periods of 7 years, a percentage of which and vests annually at each anniversary date of grant. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity for the nine months ended March 31, 2015:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - July 1, 2014	240,986	$11.58
Granted	7,700	20.01
Exercised	-	-
Forfeited	-	-
Outstanding - March 31, 2015	248,686	$11.84	7.12	$2,046,433
Fully vested and exercisable at March 31, 2015	85,528	$11.58	7.12	$726,133
Expected to vest in future periods	163,158
Fully vested and expected to vest - March 31, 2015	248,686	$11.84	7.12	$2,046,433

(1) The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $20.07 per share on March 31, 2015.

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

The weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below:

	Fiscal Years Granted
	2015	2014	2012
Risk-free interest rate	1.68%	2.32%	1.54%
Expected dividend yield	2.00%	2.33%	3.45%
Expected stock volatility	15.91	15.5	15.3
Expected life (years)	8	8	8
Fair value	$2.86	$2.46	$1.00

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 21,835 and 32,105 options that were earned during the nine months ended March 31, 2015 and 2014, respectively. Stock-based compensation expense for stock options for the three and nine months ended March 31, 2015 and 2014 was $12 and $34, and $11 and $33, respectively. Total unrecognized compensation cost related to stock options was $143 at March 31, 2015 and is expected to be recognized over a weighted-average period of 3.0 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2015:

March 31, 2015
Balance - beginning of year	67,699
Granted	12,600
Forfeited	-
Vested	(1,800)
Balance - end of period	78,499
Weighted average grant date fair value	$13.15

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on April 27, 2012 was $11.58 per share or $1,009. The weighted-average grant date fair value of restricted stock granted on November 13, 2013 was $17.16 per share or $216. The weighted-average grant date fair value of restricted stock granted on January 23, 2015 was $20.01 per share or $252. Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended March 31, 2015 and 2014 was $60 and $169, and $53 and $151, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $872 at March 31, 2015 and is expected to be recognized over a weighted-average period of 4.6 years.

(10)	LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.

The principal balances of those loans at March 31, 2015 are as follows:

March 31, 2015

Mortgage loan portfolio serviced for:
FHLMC	$141,653

Custodial escrow balances maintained in connection with serviced loans were $301 at March 31, 2015.

Activity for loan servicing rights for the three months ended March 31, 2015 is as follows:

Three Months Ended
March 31, 2015

Loan servicing rights:
Beginning of period:	$1,341
Additions	-
Change in fair value	(22)
End of period:	$1,319

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Fair value at March 31, 2015 was determined using a discount rate of 9.50%, prepayment speed assumptions ranging from 7.0% to 19.8% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

(11)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Cash paid during the period for:
Interest paid	$932	$1,158
Income taxes paid	$1,240	$1,955
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$163	$69
Unrealized gains (losses) on securities available-for-sale, net	$704	$(79)
Transfer from securities held-to-maturity to available-for-sale	$-	$7,805
Unrealized gains on securities held-to-maturity, transferred to available for sale	$-	$45
Acquisition:
Assets acquired (excluding goodwill of $2,870)	$137,985	$-
Liabilities assumed	$140,155	$-
Acquisition price (common stock issued to OFED, MHC)	$700	$-
Goodwill recorded	$2,870	$-

(12)	REGULATORY CAPITAL

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Association became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CETI”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Association must maintain a CETI capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Association and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. The Association has elected to permanently opt out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on nonaccrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing g and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 0%.

(13)	SUBSEQUENT EVENTS

On April 30, 2015, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend is payable to stockholders of record as of May 14, 2015, and will be paid on or about May 28, 2015.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

•	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	increased competition among depository and other financial institutions;

•	our ability to attract and maintain deposits, including attracting and maintaining deposits from former depositors of Stephens Federal and introducing new deposit products;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

•	risks related to high concentration of loans secured by real estate located in our market areas;

•	changes in the level of government support of housing finance;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	the integration of our business with that of Stephens Federal may not be successful, or such integration may take longer to accomplish than expected;

•	the growth opportunities and cost savings from the acquisition of Stephens Federal may not be fully realized or may take longer to realize than expected;

•	our ability to manage increased expenses following the acquisition of Stephens Federal, including salary and employee benefit expenses, occupation expenses, additional provisions related to loans acquired from Stephens Federal and expenses related to foreclosed real estate acquired from Stephens Federal;

•	operating costs, customer losses and business disruption following the acquisition of Stephens Federal, including adverse effects of relationships with employees, may be greater than expected;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	our reliance on a small executive staff;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

•	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

•	the availability, effectiveness and security of our information technology systems;

•	the ability of key third-party service providers to perform their obligations to us;

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

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

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

Our total assets increased by $122.2 million, or 33.9%, to $482.7 million at March 31, 2015 from $360.5 million at June 30, 2014. The increase is a reflection of the acquisition of Stephens Federal on December 1, 2014. As a result of the acquisition, we acquired $138.0 million in total assets at fair value, which included the recognition of $2.9 million in goodwill and approximately $4.7 million in deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles and other deferred tax items. These assets reflect the Company’s preliminary estimates of fair value and could be adjusted during the one year adjustment period allowed under generally accepted accounting principles.

Total gross loans increased by $91.6 million, or 39.7%, to $322.4 million at March 31, 2015 from $230.8 million at June 30, 2014.  This increase was largely due to the increase in loans from the acquisition.  The net fair value of loans acquired was $95.5 million.  Net of loans acquired, loans actually decreased by approximately $4.0 million.  The decrease is reflective of a decline in loans originated and held as an investment in our portfolio compared to loan repayments. Considering the net fair value of loans acquired, all segments of our loan portfolio increased at March 31, 2015 as compared to June 30, 2014.  Two of the largest segments of our portfolio that increased included an increase in our one-to-four family real estate loans, which increased by $51.1 million, or 23.8%, to $265.8 million at March 31, 2015 from $214.7 million at June 30, 2014 and nonresidential loans, which increased by $15.2 million to $23.7 million at March 31, 2015 from $8.4 million at June 30, 2014.  Additionally, we added agricultural loans and commercial and industrial loans as a result of the acquisition, and the balance of these segments were $4.2 million and $920 thousand, respectively, at March 31, 2015.

Deposits increased $119.8 million, or 42.6%, to $400.8 million at March 31, 2015 from $281.0 million at June 30, 2014. The net fair value of deposits acquired was $139.2 million. The net decline of $19.4 million, excluding the increase from acquired deposits, reflects the continued decline in interest-bearing deposits, primarily our certificates of deposits, from depositors moving their deposits into higher yielding investments in the market. Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2015.

We had no advances from the Federal Home Loan Bank of Atlanta as of March 31, 2015 or June 30, 2014. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of March 31, 2015), or approximately $53.7 million.

Total equity increased $3.6 million, or 4.6%, to $80.6 million at March 31, 2015 compared to $77.0 million at June 30, 2014. The increase in total equity is primarily reflective of net income of $3.3 million, net of dividends paid of $1.7 million, the acquisition of Stephens Federal, which resulted in $700 thousand of common stock being issued to Oconee, MHC, the combined effect of ESOP compensation expense and stock-based compensation expense of $587 thousand, the purchase of treasury stock of $35 thousand and net accumulated other comprehensive income of $704 thousand for the nine months ended March 31, 2015.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2015	June 30, 2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$3,745	$1,647
Multi-family	-	-
Home equity	27	-
Agricultural	-	-
Nonresidential	806	-
Construction and land	190	-
Total real estate loans	4,768	1,647
Commercial and industrial	-	-
Consumer and other loans	-	-
Total nonaccrual loans	$4,768	$1,647
Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family	$-	$-
Multi-family	-	-
Home equity	-	-
Agricultural	-	-
Nonresidential	-	-
Construction and land	-	-
Total real estate loans	-	-
Commercial and industrial	-	-
Consumer and other loans
Total accruing loans past due 90 days or more	-	-
Total of nonaccrual and 90 days or more past due loans	$4,768	$1,647
Real estate owned, net:
One-to-four family	$1,366	$744
Multi-family	-	-
Home equity	-	-
Agricultural	-	-
Nonresidential	365	-
Construction and land	768	-
Other nonperforming assets	-	-
Total nonperforming assets	$7,267	$2,391

Troubled debt restructurings	-	-
Troubled debt restructurings and total nonperforming assets	$7,267	$2,391

Total nonperforming loans to total loans	1.47%	0.71%
Total nonperforming assets to total assets	1.51%	0.66%
Total nonperforming assets to loans and real estate owned	2.24%	1.03%

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $131 thousand and $33 thousand for the nine months ended March 31, 2015 and 2014, respectively. Interest of $164 thousand and $64 thousand was recognized on these loans and is included in net income for the nine months ended March 31, 2015 and 2014, respectively.

The increase in the ratio of nonperforming loans to total loans is a reflection of $2.2 million in nonperforming loans at March 31, 2015 that were acquired as part of the Stephens Federal acquisition. These loans along with all other nonperforming loans are evaluated separately for impairment. Our impaired loans at March 31, 2015 were $18.3 million. Impaired loans exceed nonaccrual loans primarily as a result of loans acquired that at acquisition had evidence of credit deterioration since origination of the loan; therefore, we identified these loans as impaired at acquisition, even if those loans were at that time or at March 31, 2015 currently performing. These loans, referred to as PCI loans, will remain as PCI throughout their remaining lives. Additionally, in cases where there is more than one loan under the same relationship, all loans within that relationship are evaluated for impairment, regardless of their current status as performing. The increase in the ratio of total nonperforming assets to total assets is a reflection of the above mentioned acquired nonperforming loans as well as $3.4 million of other real estate owned acquired as part of the Stephens Federal transaction.

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

	For the Three Months Ended
	March 31, 2015				March 31, 2014
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$326,828		$4,047	4.95%	$225,298		$2,820	5.01%
Investment securities	96,767		404	1.67	99,628		388	1.56
Investment securities, tax-free	8,896		50	2.25	250		2	3.20
Interest-bearing deposits and other	15,429		16	0.41	19,790		11	0.22
Total interest-earning assets	447,920		4,517	4.03	344,966		3,221	3.73
Noninterest-earning assets	38,004				14,457
Total assets	$485,924				$359,423

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$48,832		$13	0.11%	$19,033		$3	0.06%
Money market deposits	16,437		6	0.14	13,562		7	0.20
Regular savings and other deposits	47,618		18	0.16	39,697		37	0.38
Certificates of deposit	270,828		272	0.41	205,880		298	0.59
Total interest-bearing deposits	383,715		309	0.33	278,172		345	0.50
Total interest-bearing liabilities	383,715				278,172
Noninterest bearing deposits	20,155				4,692
Other noninterest-bearing liabilities	1,723				1,113
Total liabilities	405,593				283,977
Equity	80,331				75,446
Total liabilities and equity	$485,924				$359,423

Net interest income			$4,208				$2,876
Interest rate spread				3.70%				3.23%
Net interest margin				3.76%				3.33%
Average interest-earning assets to average interest-bearing liabilities	1.17	X			1.24	X

	For the Nine Months Ended
	March 31, 2015				March 31, 2014
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$274,695		$10,267	4.98%	$223,333		$8,542	5.10%
Investment securities	94,938		1,155	1.62	98,460		1,139	1.54
Investment securities, tax-free	7,213		126	2.33	83		2	3.20
Interest-bearing deposits and other	11,266		39	0.46	26,224		40	0.20
Total interest-earning assets	388,112		11,587	3.98	348,100		9,723	3.72
Noninterest-earning assets	26,200				15,556
Total assets	$414,312				$363,656

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$31,878		$21	0.09%	$19,030		$9	0.06%
Money market deposits	14,210		19	0.18	12,859		19	0.20
Regular savings and other deposits	44,708		91	0.27	39,565		113	0.38
Certificates of deposit	230,623		801	0.46	210,489		1,015	0.64
Total interest-bearing deposits	321,419		932	0.39	281,943		1,156	0.55
Total interest-bearing liabilities	321,419				281,943
Noninterest bearing deposits	12,334				4,685
Other noninterest-bearing liabilities	1,783				1,302
Total liabilities	335,536				287,930
Equity	78,776				75,726
Total liabilities and equity	$414,312				$363,656

Net interest income			$10,655				$8,567
Interest rate spread				3.59%				3.17%
Net interest margin				3.66%				3.28%
Average interest-earning assets to average interest-bearing liabilities	1.21	X			1.23	X

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014

General. We recognized net income of $1.2 million for the three months ended March 31, 2015 as compared to net income of $855 thousand for the three months ended March 31, 2014. Although net interest income before the provision for loan losses increased by $1.3 million, or 46.3%, to $4.2 million for the three months ended March 31, 2015 as compared with $2.9 million for the three months ended March 31, 2014, the increase in noninterest expense of $1.2 million, or 72.2% to $2.9 million for the three months ended March 31, 2015 from $1.7 million for the three months ended March 31, 2014 offset the increase in net interest income. The increase in noninterest expenses was primarily related to the increase in salaries and employee benefits and other operating expenses as a result of the acquisition of Stephens Federal as of December 1, 2014 and recognition of three month’s operating expenses and increase in certain officer’s salaries during the three months ended March 31, 2015.

Interest Income. Interest income increased by $1.3 million, or 40.2%, to $4.5 million for the three months ended March 31, 2015 from $3.2 million for the three months ended March 31, 2014. The increase reflected an increase on the yield of interest-earning assets of 30 basis points to 4.03% for the three months ended March 31, 2015 as compared to 3.73% for the three months ended March 31, 2014 and the increase in the average balance of interest earning assets by $103.0 million, or 29.8%, to $447.9 million for the three months ended March 31, 2015 from $345.0 million for the three months ended March 31, 2014. The increase in the average balance of interest earning assets was primarily the result of the acquisition of Stephens Federal and the addition of $103.2 million in loans at par. The overall increase in yield is a reflection of the shift in investment from lower interest yielding interest-bearing deposits and other to higher yielding investment securities and loans.

Interest income on loans increased by $1.2 million, or 43.5%, to $4.0 million for the three months ended March 31, 2015 from $2.8 million for the three months ended March 31, 2014. The increase reflected an increase of $101.5 million, or 45.1%, in average balance of loans to $326.8 million for the three months ended March 31, 2015 from $225.3 million for the three months ended March 31, 2014, offset partially by a decrease in the yield on loans of 6 basis points to 4.95% from 5.01% for the same periods. Interest income on investment securities increased by $64 thousand, or 16.4%, to $454 thousand for the three months ended March 31, 2015 from $390 thousand for the three months ended March 31, 2014. The increase reflected an increase in the average balance of securities of $5.8 million, or 5.8%, to $105.7 million for the three months ended March 31, 2015 from $99.9 million for the three months ended March 31, 2014 and an increase of 16 basis points in the yield on securities to 1.72% from 1.56%. The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand.

Interest Expense. Interest expense decreased by $36 thousand, or 10.4%, to $309 thousand for the three months ended March 31, 2015 from $345 thousand for the three months ended March 31, 2014. The decrease reflected a decrease of 17 basis points in the average rate paid on deposits for the three months ended March 31, 2015 to 0.33% from 0.50% for the three months ended March 31, 2014. The decrease in the average rate paid on deposits more than offset the increase of $105.5 million, or 37.9%, in the average balances of interest-bearing deposits to $383.7 million for the three months ended March 31, 2015 from $278.2 million for the three months ended March 31, 2014. The largest decrease in interest expense came from certificates of deposit, which decreased by $26 thousand, or 8.7%, to $272 thousand for the three months ended March 31, 2015 from $298 thousand for the same period in 2014. The decrease is reflective of a decrease in the average rate paid on these deposits of 18 basis points to 41 basis points for the three months ended March 31, 2015 compared to 59 basis points for the three months ended March 31, 2014, which more than offset the increase of $64.9 million, or 31.5%, in the average balance of these deposits to $270.8 million for the three months ended March 31, 2015 from $205.9 million for the three months ended March 31, 2014. The increase in the average balance of certificates of deposits as well as the total average balance of interest bearing deposits is primarily the result of the acquisition of Stephens Federal’s deposits of $139.2 million on December 1, 2014.

Net Interest Income. Net interest income before the provision for loan losses increased by $1.3 million, or 46.3%, to $4.2 million for the three months ended March 31, 2015 from $2.9 million for the three months ended March 31, 2014. Our interest rate spread and net interest margin for the three months ended March 31, 2015 increased to 3.70% and 3.76%, respectively, from 3.23% and 3.33%, respectively, for the three months ended March 31, 2014. The increase in interest rate spread and net interest margin are reflective of both higher yields on interest-earning assets and lower cost of funds on interest-bearing liabilities. The average balance of interest-bearing deposits and other decreased $4.4 million, or 22.0%, to $15.4 million for the three months March 31, 2015 from $19.8 million for the three months ended March 31, 2014. The average balances of loans and investment securities combined increased $107.3 million, or 33.0%, to $432.5 million for the three months ended March 31, 2015 from $325.2 million for the three months ended March 31, 2014.

Provision for Loan Losses. We recorded a provision for loan losses of $7 thousand for the three months ended March 31, 2015, compared with a provision of $41 thousand for the three months ended March 31, 2014. There were charges offs of $2 thousand recorded for the three months ended March 31, 2015. No charge offs were recorded for the three months ended March 31, 2014. A provision of $6 thousand was recorded for the loans acquired from Stephens Federal. All of the loans acquired were recorded at fair value, which included discounts for credit. We evaluated the acquired loan portfolio consistent with the Company’s standard for evaluating our originated loans in that we separately evaluate loans for which we believe to be impaired individually and for all other loans we evaluate for the need for an allowance on a pool level based on our individual loan portfolio segments. All PCI loans were evaluated again at March 31, 2015 individually for further credit deterioration. Our nonperforming loans to total loans and nonperforming assets to total assets ratios increased to 1.41% and 1.57%, respectively, at March 31, 2015 from 0.71% and 0.66%, respectively, at June 30, 2014. This increase is the result of acquiring nonperforming loans and other real estate owned in the Stephens Federal acquisition of which the balance at March 31, 2015 was $2.2 million and $3.4 million, respectively. These loans are net of the initial fair value discounts, and based on the aforementioned impaired loan evaluation, we determined no further impairment was necessary. Therefore, the increase in the credit quality metrics stated above is not a reflection of a deterioration of credit quality in our originated portfolio. Our allowance for loan losses was $869 thousand at March 31, 2015 and $855 thousand at June 30, 2014, 0.27% and 0.37% of gross loans, respectively.

We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2015 and 2014.

Noninterest Income. Noninterest income increased by $307 thousand, or 171.5%, for the three months ended March 31, 2015 to $486 thousand compared to $179 thousand for the three months ended March 31, 2014. As a result of the acquisition of Stephens Federal, we obtained a mortgage loan servicing portfolio and staff expertise in origination and selling mortgage loans to Freddie Mac. As a result, we recognized $147 thousand of mortgage banking income. Additionally, the other significant increases were related to service charges on deposit accounts of $92 thousand, or 484.2%, to $111 thousand for the three months ended March 31, 2015 from $19 thousand for the same period in 2014 and gain on sales of securities of $50 thousand, or 71.4%, to $120 thousand for the three months ended March 31, 2015 from $70 thousand for the same period in 2014. The increases were partially offset by a decrease in other of $38 thousand, or 102.7%, to a loss of $1 thousand for the three months ended March 31, 2015 from $37 thousand for the three months ended March 31, 2014. The decrease was primarily due to decreases in the fair value of the mortgage servicing rights of $22 thousand during the three months ended March 31, 2015.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2015 increased by $1.2 million, or 72.2%, to $2.9 million from $1.7 million for the same period in 2014. The increase in noninterest expense is primarily reflective of increases in salaries and employee benefits of $720 thousand, or 82.2%, to $1.6 million for the three months ended March 31, 2015 from $876 thousand for the three months ended March 31, 2014. Additionally, the other significant increases were related to occupancy and equipment of $143 thousand, or 81.3%, to $319 thousand for the three months ended March 31, 2015 from $176 thousand for the same period in 2014, data processing of $64 thousand, or 90.1%, to $135 thousand for the three months ended March 31, 2015 from $71 thousand for the same period in 2014, provision for real estate owned of $54 thousand, or 47.8%, to $167 thousand for the three months ended March 31, 2015 from $113 thousand for the same period in 2014, and other of $146 thousand, or 214.7%, to $214 thousand for the three months ended March 31, 2015 from $68 thousand for the same period in 2014. The increase in salaries and employee benefits is due to increases in salaries of certain management level employees and the addition of Stephens Federal’s employees, which added approximately 37 new full-time equivalents. The increase in occupancy and equipment expenses is related to the increase in additional costs to maintain three new added branch facilities as well as moderate increases in depreciation expense due to the addition of property and equipment, all as a result of the Stephens Federal acquisition. The increase in the provision for real estate owned and related expenses is primarily due to the increase in the number of real estate owned as a result of the Stephens Federal acquisition. The increase in other expenses is primarily due to amortization of the core deposit intangible of $44 thousand for the three months ended March 31, 2015, combined with $35 thousand of Georgia business occupancy taxes and small increases in other expenses as a result of the Stephens Federal acquisition.

Income Tax Expense. Income tax expense for the three months ended March 31, 2015 was $610 thousand compared with $486 thousand for the three months ended March 31, 2014. Our effective income tax rate was 33.8% and 36.2% for the same periods, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2015 and March 31, 2014

General. We recognized net income of $3.3 million for the nine months ended March 31, 2015 as compared to net income of $2.8 million for the nine months ended March 31, 2014.  Although net interest income before the provision for loan losses increased by $2.2 million, or 25.4%, to $10.7 million for the nine months ended March 31, 2015 as compared with $8.5 million for the nine months ended March 31, 2014, the increase in noninterest expense of $1.7 million, or 37.6% to $6.4 million for the nine months ended March 31, 2015 from $4.6 million for the nine months ended March 31, 2014 partially offset the increase in net interest income. The increase in noninterest expenses was primarily related to the increase in salaries and employee benefits and other operating expenses as a result of the acquisition of Stephens Federal as of December 1, 2014 and recognition of four month’s operating expenses and increase in certain officer’s salaries during the nine months ended March 31, 2015.

Interest Income. Interest income increased by $1.9 million, or 19.2%, to $11.6 million for the nine months ended March 31, 2015 from $9.7 million for the nine months ended March 31, 2014.  The increase reflected both an increase in the yield on interest earning assets and an increase in the average balance of interest earning assets for the nine months ended March 31, 2015. The yield for the nine months ended March 31, 2015 increased by 26 basis points to 3.98% for the nine months ended March 31, 2015 from 3.72% from the nine months ended March 31, 2014. The average balance on interest earning assets increased by $40.0 million to $388.1 million for the nine months ended March 31, 2015 from $348.1 million for the nine months ended March 31, 2014. The increase in the average balance of interest earning assets was primarily the result of the acquisition of Stephens Federal and the addition of $103.2 million in loans at contractual principle receivable. The overall increase in yield is a reflection of the shift in investment from lower interest yielding interest-bearing deposits and other to higher yielding investment securities and loans.

Interest income on loans increased by $1.7 million, or 20.2%, to $10.3 million for the nine months ended March 31, 2015 from $8.5 million for the nine months ended March 31, 2014. The increase reflected an increase of $51.4 million, or 23.0%, in average balance of loans to $274.7 million for the nine months ended March 31, 2015 from $223.3 million for the nine months ended March 31, 2014, offset partially by a decrease in the yield on loans of 12 basis points to 4.98% from 5.10% for the same periods. Interest income on investment securities increased by $140 thousand, or 12.3%, to $1.3 million for the nine months ended March 31, 2015 from $1.1 million for the nine months ended March 31, 2014. The increase reflected an increase in the average balance of securities of $3.6 million, or 3.7%, to $102.2 million for the nine months ended March 31, 2015 from $98.5 million for the nine months ended March 31, 2014 and an increase of 13 basis points in the yield on securities to 1.67% from 1.54%. The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand.

Interest Expense. Interest expense decreased $224 thousand, or 19.4%, to $932 thousand for the nine months ended March 31, 2015 from $1.2 million for the nine months ended March 31, 2014. The decrease reflected a decrease of 16 basis points in the average rate paid on deposits for the nine months ended March 31, 2015 to 0.39% from 0.55% for the nine months ended March 31, 2014. The decrease in yield offset the increase in the average balance of interest-bearing deposits of $39.5 million, or 14.0%, to $321.4 million for the nine months ended March 31, 2015 compared to $281.9 million for the nine months ended March 31, 2014. The largest decrease in interest expense came from certificates of deposit, which decreased by $214 thousand, or 21.1%, to $801 thousand for the nine months ended March 31, 2015 from $1.0 million for the same period in 2014. The decrease is reflective of a decrease in the average rate paid on these deposits of 18 basis points to 46 basis points for the nine months ended March 31, 2015 compared to 64 basis points for the nine months ended March 31, 2014. The decrease in the average rate of certificates of deposits more than offset the increase in the average balances of these deposits of $20.1 million, or 9.6%, to $230.6 million for the nine months ended March 31, 2015 as compared to $210.5 million for the nine months ended March 31, 2014. The increase in the average balance of certificates of deposits as well as the total average balance of interest bearing deposits is primarily the result of the acquisition of Stephens Federal’s deposits of $139.2 million on December 1, 2014.

Net Interest Income. Net interest income before the provision for loan losses increased by $2.1 million, or 24.4%, to $10.7 million for the nine months ended March 31, 2015 from $8.6 million for the nine months ended March 31, 2014. Our interest rate spread and net interest margin for the nine months ended March 31, 2015 increased to 3.59% and 3.66%, respectively, from 3.17% and 3.28%, respectively, for the nine months ended March 31, 2014. The increase in interest rate spread and net interest margin are reflective of both higher yields on interest-earning assets and lower cost of funds on interest-bearing liabilities. The average balance of interest-bearing deposits and other decreased $15.0 million, or 57.0%, to $11.3 million for the nine months March 31, 2015 from $26.2 million for the nine months ended March 31, 2014. The average balances of loans and investment securities, combined, increased $55.0 million, or 17.1%, to $376.8 million for the nine months ended March 31, 2015 from $321.9 million for the nine months ended March 31, 2014.

Provision for Loan Losses. We recorded a provision for loan losses of $16 thousand for the nine months ended March 31, 2015, compared with a provision of $82 thousand for the nine months ended March 31, 2014. There were $2 thousand of charge offs recorded for the nine months ended March 31, 2015 and $4 thousand of charge offs recorded in during the nine months ended March 31, 2014. The decrease in the provision is primarily related to our continued strength in the credit quality of our loan portfolio. A provision of $6 thousand was recorded for the loans acquired from Stephens Federal. All of the loans acquired were recorded at fair value, which included discounts for credit. We evaluated the acquired loan portfolio consistent with the Company’s standards for evaluating our originated loans in that we separately evaluate loans for which we believe to be impaired individually and for all other loans we evaluate for the need for an allowance on a pool level based on our individual loan portfolio segments. All PCI loans were evaluated again at March 31, 2015 individually for further credit deterioration. Our nonperforming loans to total loans and nonperforming assets to total assets ratios did increase to 1.41% and 1.46%, respectively, at March 31, 2015 from 0.71% and 0.66%, respectively, at June 30, 2014. This increase is the result of acquiring nonperforming loans and other real estate owned in the Stephens Federal acquisition of which the balance at March 31, 2015 was $2.2 million and $3.4 million, respectively. These loans are net of the initial fair value discounts, and based on the aforementioned impaired loan evaluation, we determined no further impairment was necessary. Therefore, the increase in the credit quality metrics stated above is not a reflection of a deterioration of credit quality in our originated portfolio. Our allowance for loan losses was $869 thousand at March 31, 2015 and $855 thousand at June 30, 2014, 0.27% and 0.37% of gross loans, respectively.

We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2015 and 2014.

Noninterest Income. Noninterest income increased by $328 thousand, or 65.9%, to $826 thousand for the nine months ended March 31, 2015 compared to $498 thousand for the nine months ended March 31, 2014. As a result of the acquisition of Stephens Federal, we obtained a mortgage loan servicing portfolio and staff expertise in origination and selling mortgage loans to Freddie Mac. As a result, we recognized $181 thousand of mortgage banking income. Service charges on deposit accounts increased by $155 thousand, or 276.8%, to $211 thousand for the nine months ended March 31, 2015 from $56 thousand for the nine months ended March 31, 2014 primarily due to the increase in the number of deposit accounts from the Stephens Federal acquisition. Gain on sales of securities was $149 thousand and $215 thousand for the nine months ended March 31, 2015 and 2014, respectively. The decrease in the gain on sales of securities is just a reflection of fewer securities sold during those same periods. Gain (loss) on sales of real estate owned increased by $74 thousand to $63 thousand during the nine months ended March 31, 2015 compared to a loss of $11 thousand for the nine months ended March 31, 2014 due to an increase in the volume of real estate owned sales and improvements in the market.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2015 increased by $1.8 million, or 37.6%, to $6.4 million from $4.6 million for the same period in 2014. The increase in noninterest expense is primarily reflective of increases in salaries and employee benefits of $1.0 million, or 36.9%, to $3.7 million for the nine months ended March 31, 2015 from $2.7 million for the nine months ended March 31, 2014. Additionally, the other significant increases were related to occupancy and equipment of $220 thousand, or 44.4%, to $716 thousand for the nine months ended March 31, 2015 from $496 thousand for the same period in 2014, data processing of $109 thousand, or 54.5%, to $309 thousand for the nine months ended March 31, 2015 from $200 thousand for the same period in 2014, professional and supervisory fees of $90 thousand, or 18.6%, to $575 thousand for the nine months ended March 31, 2015 from $485 thousand for the nine months ended March 31, 2014, office expense of $87 thousand, or 79.8%, to $196 thousand for the nine months ended March 31, 2015 from $109 thousand for the nine months ended March 31, 2014, and other of $138 thousand, or 51.1%, to $408 thousand for the nine months ended March 31, 2015 from $270 thousand for the nine months ended March 31, 2014. The increase in salaries and employee benefits is due to increases in salaries of certain management level employees, the addition of Stephens Federal’s employees, which added approximately 37 new full-time equivalents, and an increase in compensation expense related to our ESOP of $80 thousand to $385 thousand for the nine months ended March 31, 2015 from $305 thousand for the nine months ended March 31, 2015. The primary reason for the increase is related to the increase in our stock price relative to the same period in 2014. The increases in occupancy and equipment expenses, data processing, and office expense are related to the increase in additional costs to maintain three new added branch facilities as well as moderate increases in depreciation expense due to the addition of property and equipment, all as a result of the Stephens Federal acquisition. The increase in professional and supervisory fees is predominantly related to the $238 thousand of merger related expenses incurred during the nine months ended March 31, 2015. The increase in other is primarily due to amortization of the core deposit intangible of $59 thousand, combined with $35 thousand of Georgia business occupancy taxes and small increases in other expenses as a result of the Stephens Federal acquisition.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2015 was $1.8 million compared with $1.6 million for the nine months ended March 31, 2014.  Our effective income tax rate was 35.8% for the nine months ended March 31, 2015 and 36.0% for the nine months ended March 31, 2014.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of March 31, 2015), or approximately $53.7 million.

Common Stock Dividend Policy. On August 21, 2014, the Company paid a $0.10 per share cash dividend on its common stock for a total of $583 thousand, on November 20, 2014 the Company paid a $0.10 per share cash dividend on its common stock for a total of $583 thousand, and on February 26, 2015 the Company paid a $0.10 per share cash dividend on its common stock for a total of $588 thousand.

Equity Compensation Plans. During the nine months ended March 31, 2015, 12,600 shares of restricted stock and 7,700 stock options were issued to an executive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.

(b)  Not applicable.

(c) Issuer Repurchases. On June 19, 2013, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company's common stock. The repurchase authorization has no expiration date. During the three months ended March 31, 2015, the Company repurchased the following shares:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
January 1 - January 31, 2015	—	—	—		48,500	(2)
February 1 - February 28, 2015	—	—	—		48,500	(2)
March 1 - March 31, 2015	1,800	19.60	1,800	(1)	46,700	(2)
Total	1,800	$19.60	1,800

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on June 19, 2013.

(2)	Represents the maximum number of shares available for repurchase under the June 19, 2013 plan at March 31, 2015.

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

Oconee Federal Financial Corp.

Date: May 15, 2015

/s/ T. Rhett Evatt
T. Rhett Evatt
Chairman and Chief Executive Officer

/s/ H. Allen Salter
H. Allen Salter
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of H. Allen Salter, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1

Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, and H. Allen Salter, Executive Vice President, Chief Financial Officer, and Treasurer. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets
(ii)	Consolidated Statements of Income and Comprehensive Income
(iii)	Consolidated Statements of Changes In Shareholders’ Equity
(iv)	Consolidated Statements of Cash Flows, and
(v)	Notes to The Consolidated Financial Statements

