Form 10-K
period 2015-06-30
Oconee Federal Financial Corp.
filed 2015-09-30
CIK 1501078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 17, 2015 there were 5,882,140 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2014 was $24.3 million.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders. (Part III)

i

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•
our ability to manage our operations in response to changes in economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

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

•
our ability to attract and maintain deposits, including by introducing new deposit products and maintaining the former depositors of Stephens Federal Bank;

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

•
risks related to a high concentration of loans secured by real estate located in our market areas;

•
changes in the level of government support of housing finance;

•
the results of examinations by our regulators, including the possibility that our regulators may,

among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
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

Oconee Federal Financial Corp.
Oconee Federal Financial Corp. (the “Company”) is a federally-chartered corporation that was incorporated in January 2011 to be the mid-tier stock holding company for Oconee Federal Savings and Loan Association in connection with the mutual holding company reorganization of Oconee Federal Savings and Loan Association.
As of June 30, 2015, Oconee Federal Financial Corp. had 5,882,140 shares outstanding and a market capitalization of approximately $108.2 million.
The executive offices of Oconee Federal Financial Corp. are located at 201 East North Second Street, Seneca, South Carolina 29678, and the telephone number is (864) 882-2765. Our website address is www.oconeefederal.com. Information on our website should not be considered a part of this annual report. Oconee Federal Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At June 30, 2015, we had total assets of  $475.6 million, total deposits of  $394.1 million and total equity of  $80.8 million. We recorded net income of  $4.5 million for the year ended June 30, 2015.

Oconee Federal Savings and Loan Association
Oconee Federal Savings and Loan Association is a federally chartered savings and loan association headquartered in Seneca, South Carolina. Oconee Federal Savings and Loan Association was originally chartered by the State of South Carolina in 1924 as Seneca Building and Loan Association. In 1958, it changed its name to “Oconee Savings and Loan Association,” and in 1991 it converted to a federal charter under the name “Oconee Federal Savings and Loan Association.”
Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a lesser extent, nonresidential mortgage, construction and land, agricultural and other loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities and short-term deposits. We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of Atlanta. We conduct our business from our executive office and seven branch offices. Our offices are located in Oconee County, South Carolina, Stephens County, Georgia and Rabun County, Georgia. Our primary market area consists of the counties where we have offices and the nearby communities and townships in adjacent counties in South Carolina and Georgia.
Oconee Federal Savings and Loan Association is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank system.
Oconee Federal, MHC
Oconee Federal, MHC is a federally-chartered mutual holding company formed in January 2011 to become the mutual holding company of Oconee Federal Financial Corp. in connection with the mutual holding company reorganization of Oconee Federal Savings and Loan Association. As a mutual non-stock holding company, Oconee Federal, MHC has as its members all holders of deposit accounts at, and certain borrowers of, Oconee Federal Savings and Loan Association as of October 21, 1991. As a mutual holding company, Oconee Federal, MHC is required by law to own a majority of the voting stock of Oconee Federal Financial Corp. Oconee Federal, MHC is not currently, and at no time has been, an operating company.
Acquisition
On December 1, 2014, the Company and Oconee Federal, MHC completed the acquisition of Stephens Federal Bank (“Stephens Federal”). The acquisition was consummated in accordance with the Agreement and Plan of Merger by and among the Company, Oconee Federal MHC, Oconee Federal Savings and Loan Association and Stephens Federal dated February 26, 2014, as amended on May 6, 2014 (the “Merger Agreement”), pursuant to which Stephens Federal merged with and into the Oconee Federal Savings and Loan Association, with the Oconee Federal Savings and Loan Association as the surviving institution.
Pursuant to the terms of the Merger Agreement, Stephens Federal completed a voluntary supervisory conversion from a federally chartered mutual savings association to a federally chartered stock savings association immediately prior to the merger with Oconee Federal Savings and Loan Association. Accordingly, no consideration was paid by Oconee Federal Savings and Loan Association or the Company in connection with the acquisition of Stephens Federal; however, upon completion of the acquisition, the Company issued 36,945 shares of Company common stock to Oconee Federal, MHC, which is equal to the quotient of  (i) the valuation of Stephens Federal, which was $700, as determined by an independent third party, divided by (ii) the average closing price of the Company’s common stock as reported on the NASDAQ for the 20 consecutive trading days ending on the third trading day preceding the effective date of the acquisition, or approximately $18.95 per share, rounded.
The acquisition expanded our market area to northeast Georgia, specifically Stephens and Rabun Counties, where we added three additional branches, two in Toccoa, Georgia of Stephens County and one in Clayton, Georgia of Rabun County. These counties and surrounding counties and townships will enhance our ability to build our deposit base and open up new lending markets to us. We also acquired a secondary mortgage lending platform with Freddie Mac through the acquisition that has opened new opportunities for us to reach customers with new mortgage products that we were not able to offer before. We see the ability to originate and sell certain conforming, longer-term residential mortgages, such as the 30 year fixed rate loans, as a way to better manage our interest rate risk into the future.
As a result of the acquisition, we added $140.9 million in total assets at fair value, which included goodwill of  $2.6 million and deferred tax assets of  $5.1 million.
Market Area
We conduct business through our executive office and four branches in the towns of Seneca, Walhalla, and Westminster South Carolina, and three branches in the towns of Toccoa and Clayton, Georgia. All five of our South Carolina offices are located in Oconee County, which is located on the I-85 corridor between the Charlotte and Atlanta metropolitan areas, approximately 120 miles south of Charlotte and approximately 120 miles north of Atlanta. Our South Carolina offices are also located approximately 40 miles south of Greenville, South Carolina, and 10 miles from Clemson, South Carolina. Two of our Georgia branches are located in Stephens County and one is located in Rabun County. Both counties border Oconee County, South Carolina.
Our primary market area, which consists of Oconee County, South Carolina and Stephens and Rabun Counties, Georgia and their nearby communities and townships in adjacent counties in both South Carolina and Georgia, is mostly rural and suburban in nature. Our primary market area economy has historically been concentrated in manufacturing. Plant closings and layoffs in this sector, particularly in light manufacturing industries, in recent years have contributed to high unemployment. The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support. In addition, Oconee County and nearby counties are experiencing an increase in retiree populations. Oconee County’s and South Carolina’s respective June 2015 unemployment rates of 6.4% and 6.6%. Rabun County and Stephens County had 6.9% and 6.6% June 2015 unemployment rates, respectively, and Georgia’s overall rate was 6.1%. The national unemployment rate was 5.3% for June 2015.
The largest employers in our market area are education and health services providers, public utilities and light manufacturing companies, including the city and county school systems, Oconee Medical Center, Duke Energy, an electric utility and provider of nuclear and hydroelectric energy, Schneider Electric-Square D, a manufacturer of electronic components, Itron, a manufacturer of electronic measuring devices and BorgWarner, a supplier of motor vehicle parts and systems. Other employers include the local government, retail trade and the leisure/hospitality industry. Many residents of Oconee County are employed in nearby Greenville, South Carolina, which has major employers such as BMW Motors, Inc. and Greenville Health System, and in Pickens County, which has major employers such as Clemson University and the Pickens County school system.
Competition
Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of in our primary markets and the relatively large number of institutions that maintain a presence in the area. Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks. We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as investment services, trust services and private banking. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2014 the most recent date of available data, our market share of deposits represented 25.79% of FDIC-insured deposits in Oconee County.

Lending Activities
The principal lending activity of Oconee Federal Savings and Loan Association is originating one-to-four family residential mortgage loans and, to a lesser extent, home equity loans and lines of credit, nonresidential real estate loans, construction and land loans, commercial loans, agricultural loans, and other loans. We recently increased our loan portfolio of nonresidential real estate loans, home equity loans and lines of credit, and added agricultural loans and to a much lesser extent than the other segments, commercial and industrial loans through the acquisition of Stephens Federal. We plan to continue to maintain the loans we acquired that are of sound credit quality in our portfolio and to increase our lending in nonresidential real estate loans to a modest extent in our primary market area.
Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:
	At June 30,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family(1)	$256,321	82.57%	$214,735	92.55%	$204,397	91.61%
Multi-family	2,574	0.83	254	0.11	258	0.12
Home equity	8,198	2.64	227	0.10	292	0.13
Nonresidential	21,685	6.98	8,408	3.62	8,521	3.82
Agricultural	4,164	1.34	—	0.00	—	0.00
Construction and land	14,590	4.70	7,661	3.30	8,735	3.91
Total real estate loans	307,532	99.06	231,285	99.68	222,203	99.59
Commercial and industrial	184	0.06	—	0.00	—	0.00
Consumer and other loans	2,745	0.88	747	0.32	925	0.41
Total loans	$310,461	100.00%	$232,032	100.00%	$223,128	100.00%
Net deferred loan fees	(1,194)		(1,246)		(1,214)
Allowance for loan losses	(1,008)		(855)		(751)
Loans, net	$308,259		$229,931		$221,163

	At June 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$234,125	92.82%	$249,064	93.16%
Multi-family	264	0.10	269	0.10
Home equity	395	0.16	466	0.17
Nonresidential	9,226	3.66	9,399	3.52
Construction and land	7,232	2.87	7,156	2.68
Total real estate loans	251,242	99.61	266,354	99.63
Consumer and other loans	987	0.39	985	0.37
Total loans	$252,229	100.00%	$267,339	100.00%
Net deferred loan fees	(1,540)		(1,677)
Allowance for loan losses	(857)		(749)
Loans, net	$249,832		$264,913

(1)
Includes $3.1 million and $1.8 million of loans secured by modular and manufactured homes as of June 30, 2015 and June 30, 2014, respectively.

Contractual Maturities and Interest Rate Sensitivity.   The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.
	One-to- Four Family	Multi- family	Home Equity	Non- residential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$4,715	$—	$1,078	$1,055	$458	$1,815	$156	$2,404	$11,681
More than one to two years	2,336	—	1,505	1,040	498	831	28	89	6,327
More than two to three years	3,126	—	1,817	42	50	80	—	180	5,295
More than three to five years	5,415	145	2,699	171	227	704	—	52	9,413
More than five to ten years	28,545	192	926	6,699	—	5,036	—	20	41,418
More than ten to fifteen years	20,019	271	85	4,687	2,151	453	—	—	27,666
More than fifteen years	192,165	1,966	88	7,991	780	5,671	—	—	208,661
Total	$256,321	$2,574	$8,198	$21,685	$4,164	$14,590	$184	$2,745	$310,461

The following table summarizes our fixed-rate and adjustable-rate loans that are due after June 30, 2016:
	One-to- Four Family	Multi-family	Home Equity	Non- residential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Interest rate terms on amounts due after one year:
Fixed-rate loans	$223,263	$764	$3,958	$11,663	$2,109	$12,174	$28	$341	$254,300
Adjustable-rate loans	28,343	1,810	3,162	8,967	1,597	601	—	—	44,480
Total	$251,606	$2,574	$7,120	$20,630	$3,706	$12,775	$28	$341	$298,780

Loan Approval Procedures and Authority.   Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2015, based on the 15% limitation, Oconee Federal Savings and Loan Association’s loans-to-one-borrower limit was approximately $12.1 million. At June 30, 2015, our largest loan relationship with one borrower was for approximately $2.7 million secured by a church building located in Seneca, South Carolina, and was performing in accordance with its terms on that date.
Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.
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
One-to-four Family Residential Real Estate.   The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences. At June 30, 2015, $256.3 million, or 82.6% of our total loan portfolio, consisted of one-to-four family residential mortgage loans. At that date, our average outstanding one-to-four family residential mortgage loan balance was $116 thousand and our largest outstanding residential loan had a principal balance of $1.5 million. At June 30, 2015, our ten largest one-to-four family residential loans in our portfolio totaled $10.2 million. Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.
The repayment terms of our mortgage loans are generally up to 30 years for traditional homes and up to 15 years for manufactured or modular homes. The repayment terms of non-owner-occupied homes are generally up to 15 years for fixed-rate loans and up to 30 years for adjustable-rate loans. Due to consumer demand in the current low market interest rate environment, many of our recent originations are 15- to 30-year fixed-rate loans secured by one-to-four family residential real estate. Although we typically retain in our portfolio the loans we originate, we generally originate our fixed-rate one-to-four family residential loans in accordance with secondary market standards.
In order to reduce the term to repricing of our loan portfolio, historically, we also originated one-year adjustable-rate one-to-four family residential mortgage loans. However, we are no longer offering the one-year adjustable-rate product as of December 1, 2014. Our current adjustable-rate mortgage loans have fixed rates for the first 12 months, and then carry interest rates that adjust annually at a rate based on the change, between closing of the loan and the adjustment date, of the Federal Housing Finance Agency’s published contract interest rate, which represents the national average rate for purchases of previously occupied homes. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by us generally provide for a 100 basis point annual interest rate change cap, a lifetime cap of 500 basis points over the initial rate and a lifetime floor of 200 basis points under the initial rate.
Although adjustable-rate mortgage loans may reduce our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. At June 30, 2015, $28.3 million, or 11.1% of our one-to-four family residential loans, had adjustable rates of interest. During the year ended June 30, 2015, we originated one one-to-four family residential loan totaling $57 thousand with an adjustable rate of interest.
We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one-to-four family residential mortgage loans do not currently include prepayment penalties and do not produce negative amortization. Our one-to-four family residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage.
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
We also have historically originated residential mortgage loans with loan-to-value ratios of up to 75% for manufactured or modular homes. We no longer offer residential mortgage loans for manufactured or modular homes as of December 1, 2014. However, renewals of existing performing credits that meet our underwriting requirements will be considered. We require lower loan-to-value ratios for manufactured and modular homes because such homes tend to depreciate over time. Manufactured or modular homes must be permanently affixed to a lot to make them more difficult to move without our permission. Such homes must be “de-titled” by the states of South Carolina or Georgia so that they are taxed and must be transferred as residential homes rather than vehicles. We also obtain a mortgage on the real estate to which such homes are affixed. At June 30, 2015, the balance of loans secured by manufactured or modular homes was $3.1 million, representing 1.22% of our one-to-four family residential loans and 1.01% of our total loans.
At June 30, 2015, we had $3.6 million of one-to-four family residential mortgage loans that were 60 days or more delinquent and $5.9 million of one-to four-family residential mortgage loans that were 30 – 59 days delinquent. Among delinquent loans past due more than 60 days, three loans exceeded $250 thousand in outstanding principal, or 44.1%, of total loans in this category. For loans 30 – 59 days past due, two loans with outstanding balances greater than $300 thousand totaled $730 thousand, or 12.4%, of the total balance of loans in this category.
Multi-family.   Multi-family real estate loans generally have a maximum term of five years with a 30-year amortization period and a final balloon payment and are secured by properties containing five or more units in the Company’s market area. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. The Company’s underwriting analysis includes considering the borrower’s expertise and requires verification of the borrower’s credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.
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
Nonresidential Real Estate.   Nonresidential loans include those secured by real estate mortgages on churches, owner-occupied and non-owner occupied commercial buildings of various types, retail and office buildings, hotels, and other business and industrial properties. The nonresidential real estate loans that we originate generally have terms of five to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75%. At June 30, 2015, we had $21.7 million in nonresidential real estate loans, representing 6.9% of our total loan portfolio. At June 30, 2015, our average outstanding nonresidential mortgage loan balance was $249 thousand. Our largest nonresidential real estate relationship totaled $2.7 million, all of which was related to one loan. This loan is secured by a mortgage on a church building in Seneca, South Carolina, and, at June 30, 2015, this loan was performing in accordance with its terms. At June 30, 2015, of our ten largest loans in our total portfolio, two loans totaling $4.0 million were nonresidential real estate loans.

Set forth below is information regarding our nonresidential real estate loans at June 30, 2015:
Type of Loan	Number of Loans	Balance
	(Dollars in thousands)
Church	24	$9,418
Service businesses	12	3,398
Other nonresidential	51	8,869
Total	87	$21,685

We consider a number of factors in originating nonresidential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, cash flows, the applicable business plan, the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). For church loans, we also consider the length of time the church has been in existence, the church leadership and staff, the size and financial strength of the denomination with which it is affiliated, attendance figures and growth projections and current and pro forma operating budgets. The collateral underlying all nonresidential real estate loans is appraised by outside independent appraisers approved by our board of directors. Personal guarantees may be obtained from the principals of nonresidential real estate borrowers, and in the case of church loans, guarantees from the applicable denomination may be obtained.
Loans secured by nonresidential real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. In addition, because a church’s financial stability often depends on donations from congregation members, some of whom may not reside in our market area, rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar. In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other nonresidential real estate. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At June 30, 2015, we had $1.4 million of nonresidential real estate loans that were 60 days or more delinquent and $229 thousand of nonresidential real estate loans that were 30-59 days delinquent. Among delinquent loans past due more than 60 days, two loans exceeded $300 thousand in outstanding principal. No nonresidential real estate loans 30-59 days past due had outstanding balances greater than $300 thousand.
Construction and Land.   We generally make construction loans to individuals for the construction of their primary residences and to commercial businesses for their real estate needs. These loans generally have maximum terms of twelve months, and upon completion of construction convert to conventional amortizing mortgage loans. Residential construction loans have rates and terms comparable to one-to-four family residential mortgage loans that we originate. Commercial construction loans have rate and terms comparable to commercial loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating commercial loans.
We make loans secured by land to complement our construction lending activities. These loans have terms of up to 10 years, and maximum loan-to-value ratios of 75% for improved lots and 65% for unimproved land.

	Number of Loans	Loans in Process	Net Principal Balance
	(Dollars in thousands)
One-to-four family	39	$7,229	$6,097
Nonresidential	2	—	144
Residential land	124	—	8,071
Nonresidential land	4	—	278
Total construction and land loans	169	$7,229	$14,590

At June 30, 2015, our largest residential construction loan was for $1.7 million, of which $664 thousand was outstanding. This loan was performing according to its terms at June 30, 2015. At June 30, 2015, we had $78 thousand of our construction loans that were 30-59 days delinquent and $0 that were 60 days or more delinquent.
The application process for a construction loan includes a submission to Oconee Federal Savings and Loan Association of accurate plans, specifications and costs of the project to be constructed or developed, a copy of the deed or plat survey of the real estate involved in the loan and an appraisal of the proposed collateral for the loan. Our construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed or certified appraisers or architects inspect the progress of the construction of the dwelling before disbursements are made.
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
Home Equity.   The Company offers home equity loans and lines of credit secured by first or second deeds of trust on primary residences in our market area. The Company’s home equity loans and lines of credit are limited to an 80% loan-to-value ratio (including all prior liens). Standard residential mortgage underwriting requirements are used to evaluate these loans. The Company offers adjustable-rate and fixed-rate options for these loans with a maximum term of 10 years. The repayment terms on lines of credit are interest only monthly with principle due at maturity. Home equity loans have a more traditional repayment structure with principal and interest due monthly. The maximum term on home equity loans is 10 years with an amortization schedule not exceed 20 years.
At June 30, 2015, we had $8.2 million of home equity loans and lines of credit outstanding, representing 2.6% of our total loan portfolio.
Agricultural.   As a result of the Stephens Federal acquisition, the Company acquired agricultural real estate loans. These loans are secured by farmland and related improvements in the Company’s market area. These loans generally have terms of 5 to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of these loans is generally 75%. The Company is managing a small number of these loans in our portfolio.
Loans secured by agricultural real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Agricultural real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. At June 30, 2015, we had $4.2 million of agricultural loans outstanding, representing 1.3% of our total loan portfolio. At June 30, 2015, our average outstanding agricultural loan balance was $320 thousand. Our largest agricultural relationship totaled $1.0 million, of which $974 thousand was related to one loan. This loan is secured by a mortgage on a farm in Martin, Georgia, and, at June 30, 2015, this loan was performing in accordance with its terms. At June 30, 2015, all of our agricultural loans were performing in accordance with their terms, except for one loan for a poultry farm that was acquired with evidence of credit deterioration at the date of acquisition. This loan was later restructured as a troubled debt restructure as a result of bankruptcy proceedings. The carrying value of this loan at June 30, 2015 was $487 thousand.
Commercial and Industrial.   As a result of the Stephens Federal acquisition, the Company acquired commercial and industrial loans. These loans are offered to businesses and professionals in the Company’s market area. These loans generally have short and medium terms on both a collateralized and uncollateralized basis. The structure of these loans are largely determined by the loan purpose and collateral. Sources of collateral can include a lien on furniture, fixtures, equipment, inventory, receivables and other assets of the company. A UCC-1 is typically filed to perfect our lien on these assets.
Commercial and industrial loans and leases typically are underwritten on the basis of the borrower’s or lessee’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets. As a result, such loans and leases involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans and leases. At June 30, 2015, we had $184 thousand of commercial and industrial loans outstanding, representing 0.1% of our total loan portfolio. At June 30, 2015, all of our commercial and industrial loans were performing in accordance with their terms.
Consumer.   We offer installment loans for various consumer purposes, including the purchase of automobiles, boats, and for other legitimate personal purposes. The maximum terms of consumer loans is 18 months for unsecured loans, 12 months for loans secured by marketable securities and 18-60 months for loans secured by a vehicle, depending on the age of the vehicle. The Company generally only extends consumer loans to existing customers or their immediate family members, and these loans generally have relatively low balances.
To date, our consumer lending, apart from home equity loans, has been quite limited. At June 30, 2015, we had $2.7 million of consumer loans outstanding, representing 0.9% of our total loan portfolio. Of these loans, $2.4 million, or 87.0%, were secured by deposits at Oconee Federal Savings and Loan Association.
Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2015, we had $1 thousand of our consumer loans that were 30-59 days delinquent and $1 thousand that were 60 days or more delinquent.
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
With the exception of loans acquired through the Stephens Federal acquisition, we currently do not purchase whole loans or interests in loans from third parties.

The following table shows our gross loan origination and principal repayment activity for loans originated for our portfolios during the periods indicated:
	Years Ended June 30,
	2015	2014
	(In thousands)
Total loans at beginning of period	$232,032	$223,128
Loans originated:
Real estate loans:
One-to-four family	20,505	29,949
Multi-family	—	—
Home equity	170	—
Nonresidential	895	248
Agricultural	974	—
Construction and land	5,680	5,287
Total real estate loans	28,224	35,484
Commercial and industrial	131	—
Consumer and other loans	1,584	353
Total loans originated	29,939	35,837
Loans acquired through Stephens Federal Acquisition:	95,462	—
Deduct:
Principal repayments	(43,435)	(26,865)
Sold loans that were acquired in Stephens Federal acquisition	(2,809)	—
Transfers to real estate owned	(728)	(68)
Net loan activity	78,429	8,904
Total loans at end of period	$310,461	$232,032

Secondary Mortgage Lending
We added the capabilities and access to the Freddie Mac secondary mortgage lending program through the acquisition of Stephens Federal. As such we originated $4.7 million and sold $5.0 million of conforming one-to-four residential real estate mortgage loans for the period of December 1, 2014 through June 30, 2015.
Delinquencies and Nonperforming Assets
Delinquency Procedures.   It is the policy of the Association to promptly identify all delinquent loan accounts and use all reasonable and legal means either to cure the delinquencies or to take prompt legal action to foreclose, repossess or liquidate the collateral.
When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. Real estate owned is initially recorded at fair value less costs to sell. Thereafter, it is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. Subsequent impairments in value of real estate owned are recorded as an impairment loss.

Delinquent Loans.   The following table sets forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated:
	At June 30,
	2015				2014
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four family	$5,871	$1,243	$2,311	$9,425	$4,856	$893	$1,053	$6,802
Multi-family	—	—	—	—	—	—	—	—
Home equity	49	—	—	49	—	—	—	—
Nonresidential	229	313	1,108	1,650	87	—	—	87
Agricultural	—	—	—	—	—	—	—	—
Construction and land	78	—	—	78	—	—	—	—
Total real estate loans	6,227	1,556	3,419	11,202	4,943	893	1,053	6,889
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other loans	1	1	—	2	—	—	—	—
Total	$6,228	$1,557	$3,419	$11,204	$4,943	$893	$1,053	$6,889

Total delinquencies increased $4.3 million, or 62.6%, to $11.2 million at June 30, 2015 as compared to total delinquencies of  $6.9 million at June 30, 2014. The increase in our delinquencies is related to the acquired loans from the Stephens Federal acquisition. At June 30, 2015, $4.9 million of loans past due were acquired loans, with $2.4 million past due 90 days or more. Of the total past due acquired loans, $2.6 million were loans that at the date of acquisition had evidence of credit deterioration that according to generally accepted accounting principles are defined as “purchased credit impaired loans.” There were $2.0 million of purchased credit impaired loans that were 90 or more days past due at June 30, 2015. Total delinquencies among our originated loans was $6.3 million, with $1.0 million 90 days or more past due. We count loans with partial payments due as delinquent.
Classified Assets.   Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.
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
	At June 30,
	2015	2014
	(Dollars in thousands)
Special mention assets	$4,797	$—
Substandard assets	9,847	1,647
Doubtful assets	271	—
Loss assets	—	—
Real estate owned	2,092	744
Total classified assets	$17,007	$2,391

Real estate owned assets increased by $1.3 million, or 181.2%, to $2.1 million at June 30, 2015 from $744 thousand at June 30, 2014. Our doubtful assets increased to $271 thousand at June 30, 2015 from $0 at June 30, 2014 and our substandard assets increased by $8.2 million, or 497.9%, to $9.8 million at June 30, 2015 from $1.6 million at June 30, 2014. Our overall classified asset totals increased by $14.6 million, or 611.3%, to $17.0 million at June 30, 2015 from $2.4 million at June 30, 2014. Special mention assets at June 30, 2015 consisted primarily of one-to-four family real estate loans of  $1.6 million, nonresidential real estate loans of  $1.6 million and agricultural loans of  $1.0 million. Substandard assets at June 30, 2015 consisted primarily of  $5.4 million in one-to-four family residential real estate loans, $2.4 million of nonresidential real estate loans and $1.4 million in agricultural loans, and doubtful assets consisted of nonresidential real estate loans. At June 30, 2014, our substandard assets consisted entirely of one-to-four family residential real estate loans.
Loans classified as substandard and doubtful are considered to be impaired loans. Impaired loans are loans for which we do not reasonably believe that we will collect all contractual principal and interest payments due on the loans. The total carrying value of these loans at June 30, 2015 was $10.1 million, an increase of  $8.5 million from $1.6 million at June 30, 2014. However, $7.9 million of impaired loans were related to loans that we acquired, of which $7.4 million were purchased credit impaired loans. Additionally, real estate owned at June 30, 2015 was $2.1 million, of which all but $10 thousand was acquired. Therefore, the increases in impaired loans and real estate owned noted in the table above do not reflect deteriorating credit quality in our loan portfolio.
Nonperforming Assets.   We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection. Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual. Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. Loans are moved to nonaccrual status in accordance with our policy, which is typically after 90 days of non-payment. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended June 30, 2015, there were no defaults on any loans that were considered TDRs. At June 30, 2015, all TDRs were on nonaccrual status.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:
	At June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,311	$1,647	$1,493	$2,157	$1,567
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	1,379	—	—	—	—
Agricultural	487	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	4,177	1,647	1,493	2,157	1,567
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total nonaccrual loans	$4,177	$1,647	$1,493	$2,157	$1,567
Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family	$—	$—	$493	$145	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	493	145	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total accruing loans past due 90 days or more	—	—	493	145	—
Total of nonaccrual and 90 days or more past due loans	$4,177	$1,647	$1,986	$2,302	$1,567
Real estate owned:
One-to-four family	$1,335	$744	$1,047	$854	$2,254
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	365	—	—	—	—
Other	392	—	—	—	—
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$6,269	$2,391	$3,033	$3,156	$3,821
Troubled debt restructurings	$487	$—	$—	$—	$—
Troubled debt restructurings and total nonperforming assets	$6,756	$2,391	$3,033	$3,156	$3,821
Total nonperforming loans to total loans	1.35%	0.71%	0.89%	0.91%	0.59%
Total nonperforming assets to total assets	1.42%	0.66%	0.82%	0.84%	1.02%
Total nonperforming assets to loans and real estate owned	2.16%	1.03%	1.35%	1.25%	1.42%

All nonperforming loans in the table above were classified either as substandard or doubtful. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
Interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $159 thousand for the year ended June 30, 2015. Interest of  $33 thousand was recognized on these loans and is included in net income for the year ended June 30, 2015. No interest was recognized on trouble debt restructured loans during the year ended June 30, 2015.
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
•
the strength of the customer’s personal or business cash flows;

•
the availability of other sources of repayment;

•
the amount due or past due;

•
the type and value of collateral;

•
the strength of our collateral position;

•
the estimated cost to sell the collateral; and

•
the borrower’s effort to cure the delinquency.

In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.
General Valuation Allowance on Certain Identified Problem Loans.   Although our policy allows for a general valuation allowance on certain smaller balance, homogenous pools of loans classified as substandard or doubtful, we have historically evaluated nonperforming loans, regardless of size, for impairment in establishing a specific allowance.
General Valuation Allowance on the Remainder of the Loan Portfolio.   We establish a general allowance for loans that are not otherwise specifically identified as impaired to recognize the probable incurred losses within our portfolio, but which, unlike specific allowances, has not been allocated to particular problem loans. In estimating this portion of the allowance, we apply loss factors to each loan portfolio segment. Loans not identified as impaired are aggregated into homogenous pools of loans, or segments, which share similar risk characteristics, primarily based on the type of loan, the purpose of the loan, and the underlying collateral supporting the loan. We estimate our loss factors taking into consideration both quantitative and qualitative aspects that would affect our estimation of probable incurred losses. These aspects include, but are not limited to historical charge-offs; loan delinquencies and foreclosure trends; current economic trends and demographic data within our primary market area such as unemployment rates and population trends;

current trends in real estate values within our market area; charge-off trends of other comparable institutions; the results of any internal loan reviews; loan to value ratios; our historically conservative credit risk policy; the strength of our underwriting and ongoing credit monitoring function; and other relevant factors.
We evaluate our loss factors quarterly to ensure their relevance in the current real estate and economic environment, and we review the allowance for loan losses (as a percentage of total loans) maintained by us relative to other thrift institutions within our peer group, taking into consideration the other institutions’ delinquency trends, charge-offs, nonperforming loans, and portfolio composition as a basis for validation for the adequacy of our overall allowance for loan loss.
Acquired Loans.   We separate loans that we have acquired through a business combination from loans that we have originated when computing the general valuation allowance. We do this as loans that we have acquired have a completely different risk profile as these loans were originated from a different demographic market from ours and underwritten and collateralized according to different lending policies and practices. Therefore, we apply different loss factors to those loans in determining the general valuation allowance. These loss factors represent the credit discounts used in the original fair value determinations made on the date of acquisition of these loans. We will continue to evaluate these factors on a quarterly basis based on both quantitative and qualitative considerations and revised these factors as necessary.
Purchased credit impaired loans are evaluated on a quarterly basis. All purchased credit impaired loans remain identified as purchased credit impaired loans for their remaining lives, even if modified, extended or renewed. We perform the same type of evaluation for these loans as any other loan that we believe to be impaired. Each loan acquired that was purchased credit impaired is evaluated on an individual basis. We estimate, based on an evaluation of each loan’s credit and collateral, the amount and timing of future cash flows that we expect to receive and discount these cash flows using a risk adjusted rate. If the present value of the future cash flows is less than the current carrying value of the loan, we record a specific valuation allowance against that loan. Each quarter, we perform this process and adjust the allowance for each loan accordingly.
Our allowance at June 30, 2015 reflects both a general valuation component of  $788 thousand and a specific component of  $220 thousand for loans determined to be impaired. In comparison, our allowance at June 30, 2014 consisted of a general valuation component of  $803 thousand and a specific component of $52 thousand. The overall increase in our allowance for loan losses to $1.0 million at June 30, 2015 from $855 thousand at June 30, 2014 was primarily attributable to the increase in our impaired loans to $10.1 million at June 30, 2015 from $1.6 million at June 30, 2014 and the respective specific allowances for these impaired loans of  $220 thousand and $52 thousand, respectively. The increase in our impaired loans was largely attributable to the acquisition of Stephens Federal and the addition of purchased credit impaired loans as a result. At June 30, 2015, within our acquired loan portfolio, we had a total of  $7.9 million in impaired loans, $7.4 million of which were purchased credit impaired. The remaining $546 thousand of impaired loans were identified as having evidence of credit deterioration not existing at the acquisition date. The amount of impairment measured on these loans was $89 thousand. Within our originated portfolio, we had $2.1 million in impaired loans, and the impairment amount on these loans was $116 thousand compared with impaired loans at June 30, 2014 of  $1.6 million with a related impairment amount of  $52 thousand. Overall, our allowance for loan losses to the total gross carrying value of loans declined slightly to 0.32% at June 30, 2015 compared with 0.37% at June 30, 2014. The reason for the decline in the allowance ratio is the addition of loans purchased as part of the acquisition, which are recorded at fair value. An allowance on these loans is only considered necessary if there is evidence of further credit deterioration such that an allowance would be needed to account for the probable incurred losses in the carrying values of these loans. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2015 and 2014. Net charge-offs for the year ended June 30, 2015 were $42 thousand compared to $4 thousand for the year ended June 30, 2014.

Allowance for Loan Losses.   The following table sets forth activity in our allowance for loan losses for the periods indicated:
	Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$855	$751	$857	$749	$888
Provision for loan losses	195	108	260	270	135
Charge-offs:
Real estate loans
One-to-four family	—	(4)	(366)	(145)	(268)
Multi-family	—	—	—	—	—
Home equity	(40)	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	(17)	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	(2)	—	—	—	(6)
Total charge-offs	(42)	(4)	(366)	(162)	(274)
Recoveries:
Real estate loans
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	—	—	—	—	—
Net charge-offs	(42)	(4)	(366)	(162)	(274)
Allowance at end of period	$1,008	$855	$751	$857	$749
Allowance to nonperforming loans	24.13%	51.91%	37.81%	37.23%	47.80%
Allowance to total loans outstanding at the end of the period	0.32	0.37	0.34	0.34	0.28
Net charge-offs to average loans outstanding during the period	0.01	0.00	0.16	0.06	0.10

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
	At June 30,
	2015			2014			2013
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$910	90.27%	82.57%	$736	86.08%	92.55%	$665	88.55%	91.61%
Multi-family	4	0.40	0.83	4	0.47	0.11	4	0.53	0.12
Home equity	1	0.10	2.64	1	0.12	0.10	1	0.13	0.13
Nonresidential	55	5.46	6.98	52	6.08	3.62	52	6.92	3.82
Agricultural	4	0.40	1.34	—	0.00	0.00	—	0.00	0.00
Construction and land	25	2.48	4.70	59	6.90	3.30	27	3.60	3.91
Total real estate loans	999	99.11	99.06	852	99.65	99.68	749	99.73	99.59
Commercial and industrial	—	0.00	0.06	—	0.00	0.00	—	0.00	0.00
Consumer and other loans	9	0.89	0.88	3	0.35	0.32	2	0.27	0.41
Total allowance for loan losses	$1,008	100.00%	100.00%	$855	100.00%	100.00%	$751	100.00%	100.00%

	At June 30,
	2012			2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$773	90.20%	92.82%	$646	86.25%	93.16%
Multi-family	4	0.47	0.10	4	0.53	0.10
Home equity	1	0.12	0.16	1	0.13	0.17
Nonresidential	56	6.53	3.66	57	7.61	3.52
Construction and land	21	2.45	2.87	38	5.08	2.68
Total real estate loans	855	99.77	99.61	746	99.60	99.63
Consumer and other loans	2	0.23	0.39	3	0.40	0.37
Total allowance for loan losses	$857	100.00%	100.00%	$749	100.00%	100.00%

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
Our investment policy permits investments in securities issued by the United States government and its agencies or government sponsored enterprises. We also may invest in mortgage-backed securities and mutual funds that invest in mortgage-backed securities. Our investment policy also permits, with certain limitations, investments in bank-owned life insurance, collateralized mortgage obligations, asset-backed securities, real estate mortgage investment conduits, South Carolina revenue bonds and municipal securities. While equity investments are generally not authorized by our investment policy, such investments are permitted on a case-by-case basis provided such investments are pre-authorized by our board of directors.
At June 30, 2015, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.
Our investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of June 30, 2015, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. At June 30, 2015, none of the collateral underlying our securities portfolio was considered subprime or Alt-A.
Current accounting principles require that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at fair value and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of our available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. At June 30, 2015, the fair values of our securities are based on published or securities dealers’ market values. At June 30, 2015, the amortized cost of our securities classified as available-for-sale was $111.2 million compared to $104.0 million at June 30, 2014. The fair value of securities classified as available-for-sale was $111.2 million compared to $103.8 million at June 30, 2014. The increase in securities classified as available-for-sale is a result of moderate loan demand, resulting in excess cash liquidity. During 2015, all securities classified as held-to-maturity were transferred to available-for-sale.
U.S. Government and Federal Agency Obligations.   We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
Mortgage-Backed Securities.   At June 30, 2015, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $64.2 million and $64.1 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.
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
Bank-Owned Life Insurance.   We invest in bank-owned life insurance to provide us with a funding source for deferred compensation agreements. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2015 and 2014, we had $9.0 and $8.8 million, respectively, invested in bank-owned life insurance.
Securities Portfolio Composition.   The following table sets forth the composition of our securities portfolio at the dates indicated:
	At June 30,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	$180	$20	$314	$20	$110
Preferred stock	—	—	271	298	271	297
Certificates of deposit	7,221	7,242	7,221	7,237	—	—
Municipal securities	13,574	13,433	5,846	5,809	—	—
SBA loan pools	2,249	2,266	—	—	—	—
U.S. Government agency mortgage-backed securities	64,177	64,142	60,742	60,440	50,209	49,527
U.S. Government agencies	23,967	23,904	29,946	29,708	38,387	38,051
Total available-for-sale	$111,208	$111,167	$104,046	$103,806	$88,887	$87,985
Securities held-to-maturity:
Certificates of deposit	$—	$—	$—	$—	$3,985	$3,990
U.S. Government agency mortgage-backed securities	—	—	—	—	4,054	4,233
Total held-to-maturity	—	—	—	—	8,039	8,223
Total	$111,208	$111,167	$104,046	$103,806	$96,926	$96,208

Securities Portfolio Maturities and Yields.   The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2015. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2015 was 4.1 years.
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$—	0.00%	$—	0.00%	$—	0.00%
Certificates of deposit	249	1.00	249	1.00	2,490	1.31
Municipal securities	—	0.00	3,892	2.24	4,003	1.99
SBA loan pools	—	0.00	525	1.68	1,724	2.02
U.S. Government agency mortgage-backed securities	1,927	2.17	15,035	2.14	30,214	2.01
U.S. Government agency bonds	995	1.85	18,015	1.82	4,957	1.78
Total available-for-sale	$3,171	1.98%	$37,716	1.98%	$43,388	1.94%

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	0.00%	$20	0.00%
Certificates of deposit	4,233	1.34	7,221	1.30
Municipal securities	5,679	2.26	13,574	2.17
SBA loan pools	—	0.00	2,249	1.94
U.S. Government agency mortgage-backed securities	17,001	2.19	64,177	2.09
U.S. Government agency bonds	—	0.00	23,967	1.81
Total available-for-sale	$26,933	2.07%	$111,208	1.98%

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
Deposits.   We accept deposits from Oconee County, South Carolina, and Stephens and Rabun Counties, Georgia and surrounding counties and townships. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and individual retirement accounts (“IRAs”). Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not accept brokered deposits, although we have the authority to do so. We very rarely accept certificates of deposit in excess of  $250 thousand or other deposits in excess of applicable FDIC insurance coverage, which is currently $250 thousand per depositor.

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
The following table sets forth the distribution of total deposits by account type, at the dates indicated:
	At June 30,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits(1)	$71,208	18.07%	$26,334	9.37%	$23,410	8.01%
Money market deposits	17,514	4.44	12,459	4.43	12,238	4.19
Regular savings and other deposits	48,821	12.39	41,945	14.93	38,823	13.28
Certificates of deposit – IRA	66,670	16.92	54,646	19.45	57,054	19.51
Certificates of deposit – other	189,880	48.18	145,631	51.82	160,897	55.01
Total	$394,093	100.00%	$281,015	100.00%	$292,422	100.00%

(1)
Includes noninterest bearing deposits of  $20.2 million and $4.1 million at June 30, 2015 and 2014, respectively.

As of June 30, 2015, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100 thousand was approximately $91.8 million. The following table sets forth the maturity of these certificates of deposit as of June 30, 2015:
June 30, 2015 Certificates of Deposit
(Dollars in thousands)
Maturity Period:
Three months or less	$22,621
Over three through six months	20,793
Over six through twelve months	27,709
Over twelve months	20,658
Total	$91,781

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
We had no borrowings from the Federal Home Loan Bank of Atlanta at June 30, 2015 and June 30, 2014. At June 30, 2015, we had access to Federal Home Loan Bank of Atlanta advances of up to $53.2 million. It is possible that we may use Federal Home Loan Bank of Atlanta advances or other short-term borrowings to fund loan demand or to purchase securities in the future.

Subsidiary and Other Activities
Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.
Personnel
As of June 30, 2015, we had 81 full-time employees and one part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.
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
Bad Debt Reserves.   Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Oconee Federal Savings and Loan Association and similar savings institutions were permitted to establish reserves for bad debts and to make annual additions to the reserve using several methods. For taxable years beginning after 1995, savings institutions are permitted to compute their bad debt deductions only to the same extent that banks are permitted. Accordingly, “small” savings institutions with less than $500 million in assets may maintain a reserve using the experience method, and “large” savings institutions with more than $500 million in assets are required to use the specific charge-off method. Oconee Federal Savings and Loan Association currently has less than $500 million in assets and uses the experience method to determine its annual additions to its tax bad debt reserves. Under the experience method, a savings institution is allowed a deduction for amounts that it adds to its bad debt reserve in accordance with Internal Revenue Code Section 585. Instead of taking a direct deduction when a debt becomes worthless, the savings institution charges off the debt against its reserve. The determination of whether and when a debt becomes worthless is made in the same manner as under the specific charge-off method. The savings institution calculates its addition to its bad debt reserve at the end of each year.
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

At June 30, 2015, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.
Alternative Minimum Tax.   The Internal Revenue Code of 1986, as amended imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Oconee Federal Financial Corp. and Oconee Federal Savings and Loan Association have not been subject to the AMT and have no such amounts available as credits for carryover.
Net Operating Loss Carryovers.   A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. A net operating loss carryforward of  $375 thousand was acquired as part of the Stephens Federal acquisition. At June 30, 2015, $364 thousand of this carryforward remained.
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
State and Local Taxation
State Taxation.   Oconee Federal Financial Corp. files a South Carolina income tax return, and Oconee Federal Savings and Loan Association files South Carolina and Georgia income tax returns. State income tax rates are 4.5% to 6% in South Carolina and 6% in Georgia. For these purposes, state taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations, state income tax deductions, and adjustments for bonus depreciation deductions. Oconee Federal Savings and Loan also files and pays business personal property tax and Business Occupation Tax in the state of Georgia.
SUPERVISION AND REGULATION
General
As a federal savings association, Oconee Federal Savings and Loan Association is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Oconee Federal Savings and Loan Association may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Oconee Federal Savings and Loan Association also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. Oconee Federal Savings and Loan Association must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. Oconee Federal Savings and Loan Association also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the eleven regional banks in the Federal Home Loan Bank System. The OCC examines Oconee Federal Savings and Loan Association and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Oconee Federal Savings and Loan Association’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of Oconee Federal Savings and Loan Association’s loan documents and certain consumer protection matters.
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
Federal Legislation
The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Oconee Federal Savings and Loan Association, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.
The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.
Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. Their impact on our operations cannot yet fully be assessed. However, it is likely that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Oconee Federal Savings and Loan Association and Oconee Federal Financial Corp.
Federal Banking Regulation
Business Activities.   A federal savings and loan association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the federal regulations thereunder. Under these laws and regulations, Oconee Federal Savings and Loan Association may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Oconee Federal Savings and Loan Association also may establish subsidiaries that may engage in certain activities not otherwise permissible for Oconee Federal Savings and Loan Association, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized banks and savings and loan associations to pay interest on business checking accounts, effective July 21, 2011.
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
The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. Oconee Federal Savings and Loan Association had the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. Oconee Federal Savings and Loan Association chose to opt out in order to reduce the impact of market volatility on its regulatory capital levels.
The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 day past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.
Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.
The final rule was effective for Oconee Federal Savings and Loan Association and Oconee Federal Financial Corp. on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.
We have conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2015. We have determined that we meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.
Loans-to-One Borrower.   Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2015, Oconee Federal Savings and Loan Association’s largest lending relationship with a single or related group of borrowers totaled $3.1 million, which represented 3.9% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test.   As a federal savings and loan association, Oconee Federal Savings and Loan Association is subject to a qualified thrift lender, or “QTL” test. Under the QTL test, Oconee Federal Savings and Loan Association must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgage loans and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings and loan association’s business.
A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. In addition, the Dodd-Frank Act made non-compliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2015, Oconee Federal Savings and Loan Association maintained approximately 91% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.
Capital Distributions.   Federal regulations govern capital distributions by a federal savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:
•
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Oconee Federal Savings and Loan Association’s ability to pay dividends will be limited if Oconee Federal Savings and Loan Association does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Oconee Federal Financial Corp. to pay dividends to its stockholders. See “— Capital Requirements.”
Liquidity.   A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater of highly liquid assets. At June 30, 2015, this ratio was 35.5%. Total cash and cash equivalents and investments was 6.6% at June 30, 2015.
Community Reinvestment Act and Fair Lending Laws.   All federal savings and loan associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. An association’s record of compliance with the Community Reinvestment Act is assessed in regulatory examinations. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by regulators and the Department of Justice. Oconee Federal Savings and Loan Association received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.
Transactions with Related Parties.   A federal savings and loan association’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and it’s implementing Regulation W. The term “affiliate” for these purposes generally means any company that controls, is controlled by, or is under common control with an insured depository institution such as Oconee Federal Savings and Loan Association. Oconee Federal Financial Corp. and Oconee Federal, MHC are affiliates of Oconee Federal Savings and Loan Association. In general, transactions with affiliates must be on terms that are as favorable to the savings and loan association as comparable transactions with non-affiliates and are subject to certain quantitative limits and collateral requirements. In addition, savings and loan associations are prohibited from lending to any affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Transactions with affiliates also must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.
Oconee Federal Savings and Loan Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, those provisions require that extensions of credit to insiders:
•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features (subject to certain exemptions for lending programs that are available to all employees); and

•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Oconee Federal Savings and Loan Association’s capital.

In addition, Oconee Federal Savings and Loan Association’s board of directors must approve extensions of credit in excess of certain limits.
Enforcement.   The OCC has primary enforcement responsibility over federal savings and loan associations, including the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If the regulator does not take action, the FDIC has authority to take action under specified circumstances.
Standards for Safety and Soundness.   Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing

Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
Prompt Corrective Action Regulations.   Under the prompt corrective action regulations, the regulators are authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings and loan associations. The final capital rule adopted in July 2013 revised the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule. For this purpose, a savings and loan association is placed in one of the following five categories based on the association’s capital:
A savings and loan association that has total risk-based capital of less than 8%, a leverage ratio less than 4%, or a Tier 1 risk-based capital ratio that is less than 6% or a common equity Tier 1 ratio of less than 4.5% is considered to be undercapitalized. A savings and loan association that has total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a leverage ratio that is less than 3% or a common equity Tier 1 ratio of less than 3% is considered to be “significantly undercapitalized.” A savings and loan association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”
Generally, a receiver or conservator for a savings and loan association that is “critically undercapitalized” must be appointed within specific time frames. The regulations also provide that a capital restoration plan must be filed within 45 days of the date a savings and loan association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings and loan association required to submit a capital restoration plan must guarantee the lesser of  (i) an amount equal to 5% of the association’s assets at the time it was notified or deemed to be undercapitalized by regulator, or (ii) the amount necessary to restore the savings and loan association to adequately capitalized status. This guarantee remains in place until the association is notified that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Additional measures with respect to undercapitalized institutions include a prohibition on capital distributions, growth limits and restrictions on activities. A number of discretionary supervisory actions may also be taken against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At June 30, 2015, Oconee Federal Savings and Loan Association met the criteria for being considered “well-capitalized.”
Insurance of Deposit Accounts.   Deposit accounts in Oconee Federal Savings and Loan Association are insured by the FDIC’s Deposit Insurance Fund, generally up to a maximum of  $250 thousand per separately insured depositor and up to a maximum of  $250 thousand for self-directed retirement accounts. The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.
Under the FDIC’s risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments.
In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

The FDIC has the authority to increase insurance assessments. A material increase would likely have an adverse effect on the operating expenses and results of operations of Oconee Federal Savings and Loan Association. Management cannot predict what insurance assessment rates will be in the future.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2015, the annualized FICO assessment rate equaled 0.60 basis points of total assets less tier 1 capital. The bonds issued by the FICO are due to mature in 2017 through 2019.
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
Federal Home Loan Bank System.   Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2015, Oconee Federal Savings and Loan Association was in compliance with this requirement.
Other Regulations
Interest and other charges collected or contracted for by Oconee Federal Savings and Loan Association are subject to state usury laws and federal laws concerning interest rates. Oconee Federal Savings and Loan Association’s operations are also subject to federal laws applicable to credit transactions, such as the:
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

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Oconee Federal Savings and Loan Association is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.
The operations of Oconee Federal Savings and Loan Association also are subject to the:
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires savings and loan associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation
General.   Oconee Federal, MHC and Oconee Federal Financial Corp. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Oconee Federal, MHC and Oconee Federal Financial Corp. are registered savings and loan holding companies and are subject to regulations, examinations, supervision and reporting requirements. In addition, holding company regulators have enforcement authority over Oconee Federal Financial Corp. and Oconee Federal, MHC, and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Oconee Federal Savings and Loan Association.
Permitted Activities.   The business activities of savings and loan holding companies are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.
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
Waivers of Dividends by Oconee Federal, MHC.   Oconee Federal Financial Corp. may pay dividends on its common stock to public shareholders. If it does, it is also required to pay dividends to Oconee Federal, MHC, unless Oconee Federal, MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, Oconee Federal, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Oconee Federal Financial Corp. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous six months. There can be no assurance that a dividend waiver request would be approved by the Federal Reserve Board. In addition, any dividends waived by Oconee Federal, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.
Conversion of Mutual Holding Company to Stock Form.   Federal regulations permit a mutual holding company to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). In a Conversion Transaction a new holding company would be formed as the successor to Oconee Federal Financial Corp. (the “New Holding Company”), Oconee Federal, MHC’s corporate existence would end, and certain depositors of Oconee Federal Savings and Loan Association would receive the right to subscribe for additional shares of the New Holding Company. There can be no assurance that such a conversion transaction will occur.
Capital.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. The components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which excludes instruments such as trust preferred securities and cumulative preferred stock. Instruments issued before May 19, 2010 are grandfathered in for companies with consolidated assets of  $15 billion or less. The final capital rule discussed above implemented the consolidated capital requirements for savings and loan holding companies (with assets greater than $1.0 billion), effective January 1, 2015.
Source of Strength.   The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings associations by providing capital, liquidity and other support in times of financial stress.
Dividends.   The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Oconee Federal Financial Corp. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
The level of any dividends that may be paid by Federal Financial Corp. will also be affected by the ability of Oconee Federal, MHC to waive the receipt of dividends.
Acquisition.   Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.
Federal Securities Laws
Oconee Federal Financial Corp.’s common stock is registered with the Securities and Exchange Commission. Oconee Federal Financial Corp. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
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
ITEM 1B.
Unresolved Staff Comments

None.

ITEM 2.
Properties

As of June 30, 2015, the net book value of our properties was $6.5 million. The following is a list of our offices:
Location		Year Acquired	Square Footage	Net Book Value of Real Property
		(Dollars in thousands)
Main Office:
115 E. North 2nd St. Seneca, South Carolina	Owned	1966	7,000	$902
Main Office Annex:
201 E. North 2nd St. Seneca, South Carolina	Owned	1996	7,500	640
Branch Offices:
813 123 By-Pass Seneca, South Carolina	Owned	1985	5,250	542
204 W. North Broad St. Walhalla, South Carolina	Owned	1973	3,100	391
111 W. Windsor St. Westminster, South Carolina	Owned	1972	3,200	275
2859 Highway 17 Alternate Toccoa, Georgia	Owned	2014	17,007	2,494
12 East Doyle St. Toccoa, Georgia	Owned	2014	5,548	276
221 Highway 76 East Clayton, Georgia	Owned	2014	5,851	1,018
				$6,538

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
At June 30, 2015, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 4.
Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market.   Our common stock is listed on the Nasdaq Capital Market under the symbol “OFED.” The approximate number of holders of record of our common stock as of September 17, 2014 was 315. Certain shares of our common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the Nasdaq Capital Market and the cash dividends declared per common share, for the periods shown:
	High	Low	Dividends
Quarter ended June 30, 2015	$20.95	$18.00	$0.10
Quarter ended March 31, 2015	$21.50	$19.01	$0.10
Quarter ended December 31, 2014	$21.00	$18.35	$0.10
Quarter ended September 30, 2014	$18.83	$17.00	$0.10
Quarter ended June 30, 2014	$20.50	$16.95	$0.10
Quarter ended March 31, 2014	$17.75	$16.73	$0.10
Quarter ended December 31, 2013	$17.75	$16.48	$0.10
Quarter ended September 30, 2013	$17.49	$14.69	$0.10
Dividends.   We are generally permitted to pay dividends on our common stock if, after giving effect to the distribution, we would be able to pay our indebtedness as the indebtedness comes due in the usual course of business and our total assets exceed the sum of our liabilities and the amount needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any holders of capital stock who have a preference in the event of dissolution. The holders of our common stock are entitled to receive and share equally in dividends as may be declared by our board of directors out of funds legally available therefore. If we issue shares of preferred stock, the holders thereof may have a priority over the holders of our common stock with respect to dividends. The dividend rate and the continued payment of dividends will depend upon our board of directors’ consideration of a number of factors, including investment opportunities available to us, capital requirements, our financial condition and results of operations, and statutory and regulatory limitations, tax considerations and general economic conditions. There can be no assurance that our quarterly cash dividend will not be reduced or eliminated in future periods.
Dividend payments by Oconee Federal Financial Corp. are dependent primarily on dividends it receives from Oconee Federal Savings and Loan Association, because Oconee Federal Financial Corp. has no source of income other than dividends from Oconee Federal Savings and Loan Association, earnings from the investments by Oconee Federal Financial Corp. and interest payments with respect to its loan to the Employee Stock Ownership Plan. Oconee Federal Savings and Loan Association is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. In addition, if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements, it will be prohibited from making capital distributions. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fill implemented at 2.5% on January 1, 2019. For information concerning additional federal laws and regulations regarding the ability of Oconee Federal Savings and Loan Association to make capital distributions, including the payment of dividends to Oconee Federal Financial Corp., see “Supervision and Regulation — Federal Banking Regulation” and “— Holding Company Regulation.”
When Oconee Federal Financial Corp. pays dividends on its common stock to public shareholders, it will also be required to pay dividends to Oconee Federal, MHC, unless Oconee Federal, MHC elects to, and is permitted to, waive the receipt of dividends. There can be no assurance that a dividend waiver request would be approved by the Federal Reserve Board.

Equity Compensation Plans.   At June 30, 2015, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Repurchases.   On June 19, 2013, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company’s common stock. The repurchase authorization has no expiration date. In connection with this repurchase authorization, the Company has purchased a total of 103,300 shares of its common stock. There were no shares repurchased during the three months ended June 30, 2015. There are 46,700 shares remaining for repurchase.
Sales of Unregistered Securities.   During the year ended June 30, 2015, we did not offer or sell any unregistered securities.
ITEM 6.
Selected Financial Data

	At or For the Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Financial condition data:
Total assets	$475,579	$360,501	$370,095	$377,753	$374,277
Investment securities	111,167	103,806	96,024	73,273	39,666
Loans receivable, net	308,259	229,931	221,163	249,832	264,913
Deposits	394,093	281,015	292,422	293,368	292,469
Total equity	80,790	76,981	76,162	82,984	80,211
Operating data:
Interest and dividend income	$16,185	$12,976	$13,992	$15,269	$15,242
Interest expense	1,229	1,480	2,174	3,202	4,947
Net interest income	14,956	11,496	11,818	12,067	10,295
Provision for loan losses	195	108	260	270	135
Noninterest income	1,419	608	410	412	98
Noninterest expenses	8,978	6,307	5,496	5,624	6,593
Income before income taxes	7,202	5,689	6,472	6,585	3,665
Income taxes	2,690	2,050	2,432	2,572	1,366
Net income	$4,512	$3,639	$4,040	$4,013	$2,299
Basic net income per share(1)	$0.79	$0.64	$0.67	$0.66	$0.81
Diluted net income per share(1)	$0.78	$0.64	$0.67	$0.65	$0.81

(1)
For the year ended June 30, 2011, the average common shares outstanding was computed using the days outstanding from January 13, 2011 (effective date of the conversion and reorganization) to June 30, 2011.

	For the Years Ended June 30,
	2015	2014	2013	2012	2011
Performance ratios:
Return on average assets	1.04%	1.00%	1.08%	1.07%	0.63%
Return on average equity	5.64	4.78	5.00	4.89	3.11
Interest rate spread(1)	3.66	3.20	3.10	3.26	2.61
Net interest margin(2)	3.73	3.30	3.25	3.31	2.94
Noninterest expense to average assets	2.07	1.74	1.46	1.49	1.82
Efficiency ratio(3)	55.33	53.13	45.44	45.07	63.49
Average interest-earning assets to average interest-bearing liabilities	1.20x	1.24x	1.26x	1.27x	1.23x
End of year equity to average assets	18.61%	21.22%	20.30%	22.05%	22.13%
Average equity to average assets	18.44	20.98	21.54	21.79	20.37
Capital ratios:
Total capital to risk weighted assets	32.50%	42.31%	44.29%	45.25%	37.19%
Common equity tier 1 capital to risk weighted assets	32.04	N/A	N/A	N/A	N/A
Tier I capital to risk weighted assets	32.04	41.73	43.83	44.74	36.81
Tier I capital to adjusted total assets	15.49	19.61	19.62	19.94	18.88
Asset quality ratios:
Allowance for loan losses as a percentage of total loans	0.32%	0.37%	0.34%	0.34%	0.28%
Allowance for loan losses as a percentage of nonperforming loans	24.13	51.91	37.81	37.23	47.80
Allowance for loan losses as a percentage of nonperforming assets	16.08	35.76	24.76	27.15	19.60
Net charge-offs to average outstanding loans during the period	0.01	0.00	0.16	0.06	0.10
Nonperforming loans as a percentage of total loans	1.35	0.71	0.89	0.91	0.59
Nonperforming assets as a percentage of total assets	1.42	0.66	0.82	0.84	1.02
Nonperforming assets as a percentage of loans and real estate owned	2.16	1.03	1.35	1.25	1.42
Other:
Number of full-service branch offices	7	4	4	4	4

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

ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a much lesser extent, nonresidential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities and mortgage-backed securities. Our revenues are derived principally from the interest on loans and securities and loan fees and service charges. Our primary sources of funds are deposits and principal and interest payments on loans and securities. At June 30, 2015, we had total assets of  $475.6 million, total deposits of  $394.1 million and total equity of  $80.8 million.
A significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and, to a much lesser extent, investment-quality securities, which we have funded primarily with deposit accounts and the repayment of existing loans. We generally do not rely on outside borrowings. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including U.S. Government and federal agency securities and mortgage-backed securities) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts and certificates of deposit. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service charges on deposit accounts and miscellaneous other income. Noninterest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional and supervisory fees, office expense, provision for real estate owned and related expenses, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.
Other than our loans for the construction of one-to-four family residential mortgage loans, we do not offer “interest only” mortgage loans on one-to-four family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his or her loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (generally defined as loans having less than full documentation).
Our securities are typically high-quality securities issued or guaranteed by the U.S. government or by Freddie Mac, Fannie Mae or Ginnie Mae, all of which are U.S. government-sponsored enterprises.
Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. Additional discussions of these policies are discussed in Note 1 “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements contained in Item 8. We consider the following to be our critical accounting policies:
Allowance for Loan Losses.   Our allowance for loan losses is the estimated amount considered necessary to reflect probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. In determining the allowance for loan losses, management makes significant estimates and judgments, which to some extent involve assumptions about borrowers’ abilities to continue to make future principal and interest payments. These estimates and judgments involve a high degree of judgment and subjectivity and based on facts and circumstances that existed at the date in which the allowance is determined. Changes in the macro and micro economic environment can have a significant impact on these estimates and judgments in the future that could result in changes to the allowance for loan losses.
Integral to our allowance methodology is the use of a loan grading system whereby all loans are assigned a grade based on the risk profile of each loan. Loan grades are initially assigned at origination and are routinely evaluated to determine if grades need to be changed. Through our internal credit review function, ongoing credit monitoring, and continuous review of past due trends, loan grades are adjusted by management either to respond to improvements in or deterioration of credit. Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.
The allowance methodology consists of two parts: an evaluation of loss for specific loans and an evaluation of loss for homogenous pools of loans, commonly referred to as the specific and general valuation allowance. Certain loans exhibiting signs of potential credit weakness are evaluated individually for impairment. A loan is considered to be impaired if it is probable that we will not receive substantially all contractual principal and interest payments. The amount of impairment, or specific valuation allowance, is measured by a comparison of the present value of expected future cash flows less selling expenses to the loan’s carrying value, or in the case of collateral dependent loans a comparison to the fair value of the collateral less selling costs. To the extent the carrying value of the loan exceeds the present value of a loan’s expected cash flows less selling expenses, a specific allowance is recorded. If the carrying value is less than the present value of the loan’s expected future cash flows, no specific allowance is recorded and the loan is not considered included in the determination of the general valuation allowance.
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
The general valuation allowance is determined for loans not determined to be impaired. We segregate our loan portfolio into portfolio segments. These portfolio segments share common characteristics such as the type of loan, its purpose, its underlying collateral, and other risk characteristics. Once segregated, these loans are further segregated by loan grade. To calculate the allowance by grade, we apply internally developed loss factors comprised of both quantitative and qualitative considerations.
We estimate our loss factors by taking into consideration both quantitative and qualitative aspects that would affect our estimation of probable incurred losses. These aspects include, but are not limited to historical charge-offs; loan delinquencies and foreclosure trends; current economic trends and demographic data within our market area, such as unemployment rates and population trends; current trends in real estate values; charge-off trends of other comparable institutions; the results of any internal loan reviews; loan-to-value ratios; our historically conservative credit risk policy; the strength of our underwriting and ongoing credit monitoring function; and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.
See Note 1 “Summary of Significant Accounting Policies” and Note 5 “Loans” to the accompanying Consolidated Financial Statements contained in Item 8 for additional discussion on the allowance for loan losses.
Business Combinations.   Business combinations are accounted for using the acquisition method of accounting. As such, assets acquired, including identified intangible assets, and liabilities assumed are recorded at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Identified intangible assets are amortized based upon the estimated economic benefits to be received, which is also subjective. Management will review identified intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded. Goodwill is subject to impairment testing on at least an annual basis. In addition, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our reporting unit for purposes of testing our goodwill for impairment is our banking operations unit, which contains all other activities performed by the Company.
Valuation of Goodwill.   The testing for impairment of goodwill is a two-step process. The first step in testing for impairment is to determine the fair value of our reporting unit and compare that fair value with the carrying value of the reporting unit (including goodwill.) If the fair value of the reporting unit exceeds the carrying value, the second step is not necessary and goodwill is deemed not to be impaired. If the fair value of the reporting unit is less than the carrying value, the Company must estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. Our annual impairment evaluation is April of each year.
Valuation of Assets Acquired in Business Combinations.   Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date. As provided for under generally accepted accounting principles, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the Day 1 Fair Values.
For purchased loans, no allowance for loan loss is carried over from the acquired institution as all loans are recorded at fair value. In determining the Day 1 Fair Values of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.
Loans acquired with no evidence of credit deterioration at the date of purchase are recorded at their outstanding principal balances net of their relevant fair value premiums or discounts, forming the initial carrying value of those loans. These premiums or discounts are amortized into income over the life of the loans using the effective interest method. Income recognition purchased credit impaired loans is based upon the cash flow method.
Under this method, the initial fair value discount on these loans is separated into two components, the accretable yield and nonaccretable difference. The accretable yield represents the excess of the expected future cash flows of these loans over the amount paid for these loans. The nonaccretable difference represents the excess of these loans contractual principal and interest over the expected amounts to be received. These cash flow estimations are performed at the date of acquisition and form the basis for the determination of the fair value of these loans. Periodically, management reevaluates the expected future cash flows purchased credit impaired loans and adjusts for increases to or decreases from the previous period’s expectations. Increases in future expected cash flows of a purchased credit impaired loan will result in a reversal of any allowance previously allocated with the difference increasing the accretable yield and decreases result in an additional provision for loan loss to account for the impairment of the loan.
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
Real Estate Owned Valuation.   Real estate acquired through loan foreclosure is carried at the lower of carrying amount or fair value less estimated costs to sell. Any initial losses at the time of foreclosure are charged against the allowance for loan losses. Valuation of these assets are periodically reviewed by management with the carrying value of such assets adjusted through noninterest expense to the then estimated fair value, net of estimated selling costs, if lower, until disposition. Fair values of real estate owned are generally based on third party appraisals or other valuations of the property.
Business Strategy
We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:
•
Continue to Focus on Residential Lending.   We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area. As of June 30, 2015, $264.5 million, or 85.2%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (including home equity loans). In the future, we may gradually increase our residential construction and home equity loan portfolios.

•
Maintain a Modest Portfolio of Nonresidential Real Estate Loans.   We have historically maintained a small portfolio of nonresidential real estate loans, primarily loans to churches located in our market area. However, as a result of the acquisition of Stephens Federal, our nonresidential real estate loans increased to $21.7 million, or 7.0% of our total loan portfolio as compared to $8.4 million, or 3.6%, of our total loan portfolio at June 30, 2014. Of the $21.7 million of nonresidential real estate loans, $9.4 million were loans to churches. We plan to increase our efforts toward more nonresidential real estate lending in the future in an effort to increase our loan portfolio yields and to better manage our interest rate risk.

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

•
Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality.   We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our nonperforming assets totaled $6.8 million, or 1.4% of total assets at June 30, 2015. Our total nonperforming loans to total loans ratio was 1.4% at June 30, 2015. Total loan delinquencies, 30 days or more past due, as of June 30, 2015, were $11.2 million, or 3.6% of total loans. Although our nonperforming assets and delinquencies have increased over the prior year, these increases were largely the result of the acquisition of Stephens Federal and the addition of real estate owned and purchased credit impaired loans, of which there were $2.1 million of real estate owned and $7.4 million of purchased credit impaired loans at June 30, 2015. Of the total purchased credit impaired loans, $2.8 million were nonaccrual.
Comparison of Financial Condition at June 30, 2015 and June 30, 2014
Our total assets increased by $115.1 million, or 31.9%, to $475.6 million at June 30, 2015 from $360.5 million at June 30, 2014. The increase is due to the Stephens Federal acquisition. As a result of the acquisition, we added $140.9 million in total assets at fair value, which included the recognition of  $2.6 million in goodwill and approximately $5.1 million in deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles and other deferred tax items. Total gross loans increased to $309.3 million at June 30, 2015 from $230.8 million at June 30, 2014. This increase was largely due to the increase in loans from the acquisition. The net fair value of loans acquired was $95.5 million. Excluding the loans we acquired, loans decreased by approximately $16 million due to lower demand during this period of slow economic recovery. Cash and cash equivalents increased to $26.2 million at June 30, 2015 from $11.9 million at June 30, 2014. The increase in cash and cash equivalents was primarily attributable to increases of  $24.1 million from the acquisition of Stephens Federal and the $16.3 million decrease in loans, which was offset by the decrease in deposits of  $26.1 million. Excess cash from the decrease in the loan portfolio was invested in securities during the year, which resulted in an increase of securities available-for-sale of  $7.4 million at June 30, 2015 compared to June 30, 2014.
Our total deposits increased to $394.1 million at June 30, 2015 from $281.0 million at June 30, 2014. The net fair value of deposits acquired was $139.2 million. Excluding the deposits we acquired, total deposits declined by approximately $26 million, most of the decline coming from a decrease in our certificates of deposits. The sustained low interest rate environment has prompted many depositors to move their funds to the market seeking higher yielding investments. We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2015.
Our total cash and deposit balance includes the deposits of Oconee Federal, MHC.
We had no advances from the Federal Home Loan Bank of Atlanta as of June 30, 2015 and 2014. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets, or approximately $53.2 million at June 30, 2015.
Our total stockholders’ equity increased $3.8 million to $80.8 million at June 30, 2015 from $77.0 million at June 30, 2014. The increase is primarily the result of net income for the year ended June 30, 2015 of  $4.5 million, plus the issuance of common stock for the acquisition of Stephens Federal of  $700 thousand, and the approximate $750 thousand reduction in the unearned ESOP balance and recognition of compensation expense associated with our equity incentive plans, which both increased equity. These increases to equity were offset by dividends of  $2.2 million and the repurchases of 1,800 shares of stock for $35 thousand.
Comparison of Operating Results for the Years Ended June 30, 2015 and June 30, 2014
General.   Net income increased by $873 thousand, or 24.0%, to $4.5 million for the year ended June 30, 2015 from $3.6 million for the year ended June 30, 2014. The increase in net income was the result of an increase in net interest income before the provision for loan losses of  $3.5 million, or 30.1%, to $15.0 million for the year ended June 30, 2015 from $11.5 million for the year ended June 30, 2014 and an increase in noninterest income of  $811 thousand, or 133.4%, to $1.4 million from $608 thousand. These increases were offset partially by an increase in noninterest expense of  $2.7 million, or 42.3%, to $9.0 million for the year ended June 30, 2015 from $6.3 million for the year ended June 30, 2014.
Interest Income.   Interest income increased by $3.2 million, or 24.7%, to $16.2 million for the year ended June 30, 2015 from $13.0 million for the year ended June 30, 2014. The increase was the result of both an increase in the average balance of interest-earning assets and an increase in the average yield on these assets during the year ended June 30, 2015 as compared to the year ended June 30, 2014. The average balance of interest-earning assets increased to $401.2 million for the year ended June 30, 2015 from $347.9 million for the year ended June 30, 2014. The average yield on interest-earning assets increased to 4.03% for the year ended June 30, 2015 from 3.73% for the year ended June 30, 2014. The increase in the average yield primarily resulted from improved yields on our investment securities.
Interest income on loans increased $3.0 million, or 26.7%, to $14.4 million for the year ended June 30, 2015 from $11.4 million for the year ended June 30, 2014. The increase in interest income on loans primarily reflected the increase in the average balance of loans. The average balance of our loans increased to $285.2 million for the year ended June 30, 2015 from $224.3 million for the year ended June 30, 2014. The increase in the average balance of our loans was primarily the result of the increase in our loan portfolio from the acquisition of Stephens Federal. We acquired $95.5 million in loans at fair value.
Interest income on investment securities increased $166 thousand, or 10.7%, to $1.7 million for the year ended June 30, 2015 from $1.6 million for the year ended June 30, 2014, reflecting an increase of  $3.3 million, or 3.3%, in the average balances of securities to $103.0 million from $99.7 million for the years ended June 30, 2015 and 2014 and an increase in the total average yield of our investment securities of 11 basis points to 1.67% from 1.56%. The increase in average balances of our investment securities is reflective of our efforts to continue to invest excess cash liquidity in high-quality investment securities during this period of low loan demand. Additionally, we continue to shift more of our investment portfolio into high-quality, higher yielding municipal securities, which helps to reduce our overall tax liability as well.
Interest Expense.   Interest expense decreased $251 thousand, or 17.0%, to $1.2 million for the year ended June 30, 2015 from $1.5 million for the year ended June 30, 2014. The decrease reflected a 16 basis point decrease in the average rate paid on deposits in fiscal year 2015 to 0.37% from 0.53% in fiscal year 2014. The decrease in the average rate paid on deposits more than offset the increase the average balance of deposits of  $55.2 million, or 19.7%, to $335.5 million for the year ended June 30, 2015 from $280.3 million for the year ended June 30, 2014. The increase in the average balance of deposits reflected the addition of deposits through the acquisition of Stephens Federal. We acquired $139.2 million in deposits at fair value as a result of the acquisition.
Interest expense on certificates of deposit decreased $308 thousand, or 22.4%, to $1.1 million for the year ended June 30, 2015 from $1.5 million for the year ended June 30, 2014. The decrease in interest expense on certificates of deposits primarily reflected a decrease of 21 basis points in the average cost on certificates of deposit to 0.45% from 0.66%. The decrease in the average cost more than offset the increase in the average balance of certificates of deposits to $238.1 million for the year ended June 30, 2015 from $209.2 million for the year ended June 30, 2014. Interest expense on money market deposits, NOW and demand deposits, and regular savings and other deposits increased by $57 thousand to $164 thousand for the year ended June 30, 2015 from $107 thousand for the year ended June 30, 2014. The increase in interest expense on these deposits was largely attributable to the increase in their average balances. The total average balance of these deposits increased to $97.4 million for the year ended June 30, 2015 from $71.1 million for the year ended June 30, 2014. Additionally, the total average cost on these deposits increased two basis points to 17 basis points from 15 basis points. The increase in the average cost of these deposits reflected slightly higher rates paid on NOW and demand deposits and regular savings and other deposits acquired from Stephens Federal.
Net Interest Income.   Net interest income increased by $3.5 million, or 30.1%, to $15.0 million for the year ended June 30, 2015 compared to $11.5 million for 2014. Net interest margin for the year ended June 30, 2015 was 3.73%, up 43 basis-points from 3.30% for the year ended June 30, 2014. This increase in net interest margin was reflective of the decrease in our average cost of funds to 0.37% for the year ended June 30, 2015 from 0.53% for the year ended June 30, 2014 and an increase in the average yield on interest-earning assets to 4.03% for the year ended June 30, 2015 from 3.73% for the year ended June 30, 2014.
Provision for Loan Losses.   We recorded a provision for loan losses of  $195 thousand compared with a provision of  $108 thousand for the year ended June 30, 2014. Net charge-offs for the year ended June 30, 2015 were $42 thousand compared with $4 thousand for the year ended June 30, 2014. Approximately $210 thousand of our provision was related to an increase in specific valuation allowances on impaired loans, offset by a decline of approximately $15 thousand in the general valuation allowance on non-impaired loans. No general valuation allowance was recorded for loans acquired that were not purchase credit impaired. The general valuation allowance for our originated portfolio actually declined as a result of the decline in our originated loan portfolio from the prior year. Of the $210 thousand increase in the specific valuation allowance, approximately $104 thousand of the increase was related to our acquired loans, with $15 thousand for purchased credit impaired loans.
Of the acquired portion of our loan portfolio, we had a total of  $7.9 million in impaired loans, $7.4 million of which were purchased credit impaired loans. The remaining $546 thousand of impaired loans were identified as having evidence of credit deterioration not existing at the acquisition date. Therefore, these loans required an additional specific valuation allowance in excess of that which was included in the initial valuation of these loans as part of their fair value determination for acquisition accounting purposes. The amount of impairment measured on these loans was $89 thousand. Of our originated portfolio, we had $2.1 million in impaired loans, and the impairment amount on these loans was $116 thousand. Impaired loans at June 30, 2014 were $1.6 million with a related impairment amount of  $52 thousand. We have not changed our policy with respect to identifying loans for individual impairment analysis. Although not required by our loan policy, we measure the amount of impairment, if any, on all loans regardless of size if deemed to be impaired loans.
Our ratio of nonperforming loans to total loans increased to 1.35% at June 30, 2015 from 0.71% at June 30, 2014, and our ratio of nonperforming assets to total assets increased to 1.42% from 0.66% at the same dates. Total nonperforming loans was $4.2 million at June 30, 2015 compared to $1.6 million at June 30, 2014. A total of  $1.0 million of nonperforming loans was related to our originated portfolio and $3.2 million was related to our acquired loan portfolio. Of the $3.2 million in nonperforming loans within our acquired portfolio, $2.8 million are loans identified as purchased credit impaired.
We used the same methodology in assessing the allowances for both periods ended. Our allowance at June 30, 2015 reflects both a general valuation component of  $788 thousand and a specific component of $220 thousand for loans determined to be impaired based upon an analysis of certain individual loans determined to be impaired. In comparison, our allowance at June 30, 2014 consisted of a general valuation component of  $803 thousand and a specific component of  $52 thousand. Overall, our allowance for loan losses to the total gross carrying value of loans declined slightly to 0.32% at June 30, 2015 compared with 0.37% at June 30, 2017. The reason for the decline in the allowance ratio is the addition of loans from the Stephens Federal acquisition at fair value. An allowance on these loans is only considered necessary if there is evidence of further credit deterioration such that an allowance would be needed to account for the probable incurred losses in the carrying values of these loans. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2015 and 2014.
Noninterest Income.   For the year ended June 30, 2015, noninterest income increased $811 thousand, or 133.4%, to $1.4 million from $608 thousand for the year ended June 30, 2014. The increase in noninterest income was reflective of the addition of mortgage banking income of  $351 thousand, an increase in other noninterest income, and an increase in service charges on deposit accounts for the year ended June 30, 2015. The increase in mortgage banking income is the result of the addition of a secondary mortgage lending platform as a result of the acquisition of Stephens Federal. Service charges on deposit accounts increased by $247 thousand, or 325.0%, to $323 thousand for the year ended June 30, 2015 from $76 thousand for the year ended June 30, 2014 due to the aforementioned increase in deposits from the Stephens Federal acquisition. The increase in other noninterest income of  $314 thousand was primarily related to a $255 thousand gain on sale of certain purchased credit impaired loans plus the increase in the fair value of our mortgage servicing asset of  $27 thousand.
Noninterest Expense.   Noninterest expense increased $2.7 million, or 42.3%, to $9.0 million for the year ended June 30, 2015 from $6.3 million for the year ended June 30, 2014. The increase in noninterest expenses was reflective of increases in salaries and employee benefits of  $1.7 million, or 45.4%, to $5.3 million for the year ended June 30, 2015 from $3.6 million for the year ended June 30, 2014 and increases in occupancy and equipment expenses to $1.0 million for the year ended June 30, 2015 from $664 thousand for the year ended June 30, 2014 and increases in data processing expenses to $424 thousand for the year ended June 30, 2015 from $264 thousand for the year ended June 30, 2014. The increases in salaries and employee benefits resulted from the increase of approximately 45 additional employees from the Stephens

Federal acquisition. The increase in occupancy and equipment expenses reflects the increase in maintenance costs and depreciation expense associated with three additional branches and their furnishings and equipment from the acquisition. Additionally, the increase in data processing expenses reflects the increases in processing costs with the addition of loans and deposits from the acquisition.
Income Tax Expense.   Income tax expense for the years ended June 30, 2015 and 2014 was $2.7 million and $2.1 million, respectively, with effective income tax rates of 37.4% and 36.0%, respectively. The increase in our effective tax rate for the year ended June 30, 2015 is a result of certain nondeductible acquisition related costs for income tax purposes that gave rise to permanent tax adjustments in determining income tax expense for book purposes. The total amount of nondeductible costs included in the calculation of income tax expense for the year was $242 thousand.
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
	For the Years Ended June 30,
	2015			2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$285,231	$14,405	5.05%	$224,295	$11,365	5.07%	$235,594	$12,749	5.41%
Investment securities	94,875	1,537	1.62	98,901	1,535	1.55	83,342	1,170	1.40
Investment securities, tax-free	8,110	186	2.29	790	22	2.78	—	—	—
Interest-bearing deposits	13,004	57	0.44	23,951	54	0.23	44,954	73	0.16
Total interest-earning assets	401,220	16,185	4.03	347,937	12,976	3.73	363,890	13,992	3.85
Noninterest-earning assets	32,790			14,892			11,268
Total assets	$434,010			$362,829			$375,158
Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$36,707	$36	0.10%	$18,463	$12	0.06%	$17,584	$12	0.07%
Money market deposits	14,942	25	0.17	12,756	25	0.20	11,859	25	0.21
Regular savings and other deposits	45,749	103	0.23	39,841	70	0.17	35,849	67	0.19
Certificates of deposit	238,073	1,065	0.45	209,201	1,373	0.66	222,806	2,070	0.93
Total interest-bearing deposits	335,471	1,229	0.37	280,261	1,480	0.53	288,098	2,174	0.75
Total interest-bearing liabilities	335,471	1,229	0.37	280,261	1,480	0.53	288,098		0.75
Noninterest bearing deposits	17,988			4,910			4,194
Other noninterest-bearing liabilities	536			1,531			2,059
Total liabilities	353,995			286,702			294,351
Equity	80,015			76,127			80,807
Total liabilities and equity	$434,010			$362,829			$375,158
Net interest income		$14,956			$11,496			$11,818
Interest rate spread			3.66%			3.20%			3.10%
Net interest margin			3.73%			3.30%			3.25%
Average interest-earning assets to average interest-bearing liabilities	1.20x			1.24x			1.26x

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
	Year Ended June 30, 2015 Compared to 2014
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$3,077	$(37)	$3,040
Investment securities	53	113	166
Other interest-earning assets	(3)	6	3
Total	3,127	82	3,209
Interest expense:
Deposits	273	(524)	(251)
Total	273	(524)	(251)
Increase in net interest income	$2,854	$606	$3,460

	Year Ended June 30, 2014 Compared to 2013
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$(595)	$(789)	$(1,384)
Investment securities	246	141	387
Other interest-earning assets	(113)	94	(19)
Total	(462)	(554)	(1,016)
Interest expense:
Deposits	(58)	(636)	(694)
Total	(58)	(636)	(694)
Increase (decrease) in net interest income	$(404)	$82	$(322)

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
An important measure of interest rate risk is the amount by which the net present value (“NPV”) of an institution’s cash flows from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have prepared an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2015 in the event of designated changes in the United States treasury yield curve. At June 30, 2015, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.
	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage Total of Market Value of Assets
	(Dollars in thousands)
Up 300 basis points	$101,819	$(10,458)	(9.31)%	(2.18)%
Up 200 basis points	106,110	(6,167)	(5.49)	(1.29)
Up 100 basis points	109,691	(2,586)	(2.30)	(0.54)
Base	112,277	—	0.00	0.00
Down 100 basis points	112,679	402	0.36	0.08
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
Our cash flows are derived from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $6.3 million for the year ended June 30, 2015 and $4.5 million for the year ended June 30, 2014. Net cash flows provided by operating activities consisted primarily of our net income. Net cash flows provided by investing activities for the year ended June 30, 2015 was $36.4 million, which consisted of the net cash received of  $24.1 million from the acquisition of Stephens Federal and purchases of investment securities, offset by proceeds from maturities and paydowns on investment securities, and net loan repayments. Net cash flows used in investing activities were ($15.2) million for the year ended June 30, 2014 and consisted primarily of purchases of investment securities, offset by proceeds from maturities and paydowns on investment securities, and net loan repayments. Net cash flows used in financing activities were ($28.4) million for the year ended June 30, 2015 and ($15.3) million for the year ended June 30, 2014. Net cash flows used in financing activities consisted primarily of the payment of dividends and share repurchases of our common stock. The increase of  $13.1 million in net cash flows used is primarily related to the $14.7 million increase in net deposit outflow, offset partially by a decrease in treasury share repurchases of  $1.6 million for the year ended June 30, 2015.
Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2015 and 2014, cash and short-term investments totaled $26.2 million and $11.9 million, respectively. We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.
At June 30, 2015 and 2014, we had outstanding commitments to originate loans of  $662 thousand and $3.1 million, respectively. We had $7.9 in unfunded commitments under lines of credit at June 30, 2015 and no unfunded commitments under lines of credit or standby letters of credit at June 30, 2014. We anticipate that we will have sufficient funds available to meet our current loan commitments. In recent periods, loan commitments have been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2015 totaled $200.2 million. Management believes based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs. Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At June 30, 2015, we had an available borrowing limit of  $53.2 million in advances from the Federal Home Loan Bank of Atlanta.
We are subject to various regulatory capital requirements and at June 30, 2015, we were in compliance with all applicable capital requirements. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 12 of the Notes to our Consolidated Financial Statements.
Common Stock Dividend Policy.   The Company paid a quarterly $0.10 per share dividend on August 21, 2014, November 20, 2014, February 26, 2015, and May 28, 2015 for a total of  $2.2 million in dividends paid during the year ended June 30, 2015. On July 30, 2015, the Board of Directors of the Company declared a quarterly cash dividend of  $0.10 per share of the Company’s common stock payable to stockholders of record as of August 13, 2015, which was paid on August 27, 2015.
Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Notes 9 and 11 of the Notes to our Consolidated Financial Statements.
For the fiscal year ended June 30, 2015, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.
Recent Accounting Pronouncements
For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to our Consolidated Financial Statements.
Impact of Inflation and Changing Prices
The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are not required for smaller reporting companies, such as the Company. However, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

ITEM 8.
Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Oconee Federal Financial Corp.
Seneca, South Carolina
We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. and Subsidiary (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Federal Financial Corp. and Subsidiary as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Cherry Bekaert LLP
Greenville, South Carolina
September 28, 2015

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 AND 2014
(Amounts in thousands, except share and per share data)
	June 30, 2015	June 30, 2014
ASSETS
Cash and due from banks	$2,034	$1,365
Interest-bearing deposits	24,158	10,525
Total cash and cash equivalents	26,192	11,890
Securities available-for-sale	111,167	103,806
Loans	309,267	230,786
Allowance for loan losses	(1,008)	(855)
Net loans	308,259	229,931
Loans held for sale	118	—
Premises and equipment, net	7,058	2,993
Real estate owned, net	2,092	744
Accrued interest receivable
Loans	1,077	811
Investments	312	251
Restricted equity securities	440	325
Bank owned life insurance	9,044	8,758
Goodwill	2,593	—
Core deposit intangible	874	—
Loan servicing rights	1,396	—
Deferred tax assets	3,766	650
Other assets	1,191	342
Total assets	$475,579	$360,501
LIABILITIES
Deposits
Noninterest bearing	$20,254	$7,075
Interest bearing	373,839	273,940
Total deposits	394,093	281,015
Accrued interest payable and other liabilities	696	2,505
Total liabilities	394,789	283,520
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,882,140 and 5,834,395 shares outstanding, respectively	65	64
Treasury stock, at par 589,899 and 600,699 shares, respectively	(6)	(6)
Additional paid-in capital	13,354	12,186
Retained earnings	68,950	66,705
Accumulated other comprehensive loss	(26)	(147)
Unearned ESOP shares	(1,547)	(1,821)
Total shareholders’ equity	80,790	76,981
Total liabilities and shareholders’ equity	$475,579	$360,501

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014
(Amounts in thousands, except share and per share data)
	Years Ended
	June 30, 2015	June 30, 2014
Interest and dividend income:
Loans, including fees	$14,405	$11,365
Securities, taxable	1,537	1,535
Securities, tax-exempt	186	22
Interest-bearing deposits and other	57	54
Total interest income	16,185	12,976
Interest expense:
Deposits	1,229	1,480
Total interest expense	1,229	1,480
Net interest income	14,956	11,496
Provision for loan losses	195	108
Net interest income after provision for loan losses	14,761	11,388
Noninterest income:
Service charges on deposit accounts	323	76
Income on bank owned life insurance	286	307
Mortgage banking income	351	—
Gain on sales of securities	149	234
Loss on sales of real estate owned	(6)	(11)
Other	316	2
Total noninterest income	1,419	608
Noninterest expense:
Salaries and employee benefits	5,277	3,629
Occupancy and equipment	1,060	664
Data processing	424	264
Professional and supervisory fees	830	773
Office expense	243	136
Advertising	98	74
FDIC deposit insurance	220	157
Provision for real estate owned and related expenses	307	259
Other	519	351
Total noninterest expense	8,978	6,307
Income before income taxes	7,202	5,689
Income tax expense	2,690	2,050
Net income	$4,512	$3,639
Other comprehensive income (loss)
Unrealized gain on securities available-for-sale	$348	$851
Tax effect	(134)	(324)
Reclassification adjustment for gains realized in net income	(149)	(234)
Tax effect	56	91
Total other comprehensive gain	121	384
Comprehensive income	$4,633	$4,023
Basic net income per share: (Note 3)	$0.79	$0.64
Diluted net income per share: (Note 3)	$0.78	$0.64
Dividends declared per share:	$0.40	$0.40
See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014
(Amounts in thousands, except share and per share data)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total
Balance at June 30, 2013	$64	$(5)	$13,413	$65,315	$(559)	$(2,066)	$76,162
Net income	—	—	—	3,639	—	—	3,639
Other comprehensive income	—	—	—	—	384	—	384
Transfers of securities from classified as held-to-maturity to available-for-sale	—	—	—	—	28	—	28
Purchase of 99,070 shares of treasury stock(1)	—	(1)	(1,625)	—	—	—	(1,626)
Issuance of 12,600 shares of restricted stock(2)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	248	—	—	—	248
Dividends(3)(4)	—	—	—	(2,236)	—	—	(2,236)
ESOP shares earned(4)	—	—	150	(13)	—	245	382
Balance at June 30, 2014	$64	$(6)	$12,186	$66,705	$(147)	$(1,821)	$76,981
Net income	—	—	—	4,512	—	—	4,512
Other comprehensive income	—	—	—	—	121	—	121
Purchase of 1,800 shares of treasury stock(5)	—	—	(35)	—	—	—	(35)
Issuance of 12,600 shares of restricted stock(6)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	278	—	—	—	278
Common stock issued, 36,945 shares(7)	1	—	699	—	—	—	700
Dividends(8)(9)	—	—	25	(2,267)	—	—	(2,242)
ESOP shares earned(9)	—	—	201	—	—	274	475
Balance at June 30, 2015	$65	$(6)	$13,354	$68,950	$(26)	$(1,547)	$80,790

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

(5)
The weighted average cost of treasury shares purchased during the year ended was $19.81 per share. Treasury stock repurchases were accounted for using the par value method.

(6)
On January 25, 2015, the Company granted 12,600 shares of restricted stock. The grant date fair value of these shares was $20.01.

See accompanying notes to consolidated financial statements

(7)
36,945 shares issued to Oconee MHC at approximately $18.95 per share for the acquisition of Stephens Federal Bank.

(8)
Cash dividends declared on July 24, 2014 were paid on August 21, 2014. Cash dividends declared on October 23, 2014 were paid on November 20, 2014. Cash dividends declared on January 29, 2015 were paid on February 26, 2015. Cash dividends declared on April 30, 2015 were paid on May 28, 2015.

(9)
Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,000 additional shares. The portion of the dividend paid on allocated shares of approximately $25 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,000 shares was accounted for as additional compensation expense of approximately $74 for the year ended June 30, 2015.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014
(Amounts in thousands, except share and per share data)
	Years Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities
Net income	$4,512	$3,639
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	195	108
Provision for real estate owned	196	164
Depreciation and amortization, net	1,075	907
Deferred loan fees, net	(51)	33
Deferred income tax expense (benefit)	1,923	(362)
Loss on sale of real estate owned	6	11
Change in loan servicing asset	(27)	—
Gain on sales of securities	(149)	(234)
Mortgage loans originated for sale	(4,669)	—
Mortgage loans sold	4,978	—
Gain on sales of mortgage loans	145	—
Increase in cash surrender value of bank owned life insurance	(286)	(307)
Gain on portfolio loan sales	(256)	—
ESOP compensation expense	475	382
Stock based compensation expense	278	248
Net change in operating assets and liabilities:
Accrued interest receivable	49	70
Accrued interest payable	10	(2)
Other	(2,372)	(193)
Net cash provided by operating activities	6,032	4,464
Cash Flows From Investing Activities
Net cash received from acquisition of Stephens Federal	24,079	—
Purchases of premises and equipment	(435)	(152)
Purchases of securities held-to-maturity	—	(3,486)
Purchases of securities available-for-sale	(38,274)	(37,924)
Proceeds from maturities, paydowns and calls of securities available-for-sale	21,027	13,981
Proceeds from sales of securities available-for-sale	11,174	18,721
Redemptions of restricted equity securities	27	124
Proceeds from sale of securities held-to-maturity	—	2,270
Proceeds from sale of real estate owned	2,568	196
Loan originations and repayments, net	16,517	(8,977)
Net cash provided by (used in) investing activities	36,683	(15,247)
Cash Flows from Financing Activities
Net change in deposits	(26,136)	(11,407)
Dividends paid	(2,242)	(2,236)
Purchase of treasury stock	(35)	(1,626)
Net cash used in financing activities	(28,413)	(15,269)
Change in cash and cash equivalents	14,302	(26,052)
Cash and cash equivalents, beginning of year	11,890	37,942
Cash and cash equivalents, end of year	$26,192	$11,890

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principle of Consolidation:   The consolidated financial statements of Oconee Federal Financial Corp. include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (70.80%) by Oconee Federal, MHC. These consolidated financial statements do not include the transactions and balances of Oconee Federal, MHC. The Association is a federally chartered stock savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans. On December 1, 2014, the Company completed its acquisition of Stephens Federal Bank. The consolidated financial statements include the results of operations of Stephens Federal Bank since the acquisition date. Primarily, the Association’s business is limited to the Oconee County area of northwestern South Carolina and the northeast area of Georgia in Stephens County and Rabun County. The following is a description of the significant accounting policies the Company follows in preparing and presenting its consolidated financial statements.
Use of Estimates:   To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, real estate owned, carrying value of deferred tax assets and fair value of financial instruments are particularly subject to change.
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
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.
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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.
Allowance for Loan Losses:   The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.
The allowance consists of specific and general components. The specific component consists of the amount of impairment related to loans that have been evaluated on an individual basis, and the general component consists of the amount of impairment related to loans that have been evaluated on a collective basis. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”).
Management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, and doubtful, which are more fully explained in Note 5. Any nonresidential or residential non-owner occupied loans that meet certain size requirements and performance characteristics are individually evaluated for impairment. In addition, all nonperforming and any associated loans of the same borrower and loans approved for foreclosure are individually evaluated for impairment regardless of size. The amount of impairment, if any, is measured by a comparison of the loan’s carrying value to the net present value of future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected to come solely from the collateral. All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment. To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. Those portfolio segments are discussed below:
One-to-four family:   One-to-four family residential loans consist primarily of loans secured by first or second deeds of trust on primary residences, and are originated as adjustable-rate or fixed-rate loans for the

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. The Company currently originates residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for traditional owner-occupied homes.
For traditional homes, the Company may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral. The Company may make exceptions for special loan programs that we offer. For example, the Company currently offers mortgages of up to $95 with loan-to-value ratios of up to 95% to low- to moderate-income borrowers solely for the purchase of their primary residence. The Company also originates residential mortgage loans for non-owner-occupied homes with loan-to-value ratios of up to 80%.
The Company has historically originated residential mortgage loans with loan-to-value ratios of up to 75% for manufactured or modular homes. The Company no longer offers residential mortgage loans for manufactured or modular homes as of December 1, 2014. However, renewals of existing performing credits that meet the Company’s underwriting requirements will be considered. The Company requires lower loan-to-value ratios for manufactured and modular homes because such homes tend to depreciate over time. Manufactured or modular homes must be permanently affixed to a lot to make them more difficult to move without the Company’s permission. Such homes must be “de-titled” by the State of South Carolina or Georgia so that they are taxed and must be transferred as residential homes rather than vehicles. The Company also obtains a mortgage on the real estate to which such homes are affixed. Loans for manufactured or modular homes represent less than 2% of our portfolio of one-to-four family loans.
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
Home Equity:   The Company offers home equity loans and lines of credit secured by first or second deeds of trust on primary residences in our market area. The Company’s home equity loans and lines of credit are limited to an 80% loan-to-value ratio (including all prior liens). Standard residential mortgage underwriting requirements are used to evaluate these loans. The Company offers adjustable-rate and fixed-rate options for these loans with a maximum term of 10 years. The repayment terms on lines of credit are interest only monthly with principle due at maturity. Home equity loans have a more traditional repayment structure with principal and interest due monthly. The maximum term on home equity loans is 10 years with an amortization schedule not exceed 20 years.
Nonresidential Real Estate:   Nonresidential loans include those secured by real estate mortgages on churches, owner-occupied and non-owner-occupied commercial buildings of various types, retail and office buildings, hotels, and other business and industrial properties. The nonresidential real estate loans that the Company originates generally have terms of 5 to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75%.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
The Company considers a number of factors in originating nonresidential real estate loans. The Company evaluates the qualifications and financial condition of the borrower, including credit history, cash flows, the applicable business plan, the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with the Company and other financial institutions. In evaluating the property securing the loan, the factors the Company considers include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). For church loans, the Company also considers the length of time the church has been in existence, the size and financial strength of the denomination with which it is affiliated, attendance figures and growth projections and current and pro forma operating budgets. The collateral underlying all nonresidential real estate loans is appraised by outside independent appraisers approved by our board of directors. Personal guarantees may be obtained from the principals of nonresidential real estate borrowers, and in the case of church loans, guarantees from the applicable denomination may be obtained.
Agricultural:   As a result of the Stephens Federal acquisition, the Company acquired agricultural real estate loans. These loans are secured by farmland and related improvements in the Company’s market area. These loans generally have amortization terms of 5 to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of these loans is generally 75%. The Company is managing a small number of these loans in our portfolio. We continue to closely monitor our existing relationships.
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
Construction and Land:   The Company makes construction loans to individuals for the construction of their primary residences and to commercial businesses for their real estate needs. These loans generally have maximum terms of twelve months, and upon completion of construction convert to conventional amortizing mortgage loans. Residential construction loans have rates and terms comparable to one-to-four family residential mortgage loans that the Company originates. Commercial construction loans have rate and terms comparable to commercial loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating commercial loans.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also makes interim construction loans for nonresidential properties. In addition, the Company occasionally makes loans for the construction of homes “on speculation,” but the Company generally permits a borrower to have only one such loan at a time. These loans generally have a maximum term of eight months, and upon completion of construction convert to conventional amortizing nonresidential real estate loans. These construction loans have rates and terms comparable to permanent loans secured by property of the type being constructed that we originate. The maximum loan-to-value ratio of these construction loans is 80%.
The Company makes loans secured by land to complement our construction and nonresidential lending activities. These loans have terms of up to 10 years, and maximum loan-to-value ratios of 75% for improved lots and 65% for unimproved land.
To the extent the Company’s construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions and the concentration of credit with a limited number of borrowers. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The Company’s risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage.
Commercial and Industrial Loans:   As a result of the Stephens Federal acquisition, the Company acquired commercial and industrial loans. These loans are offered to businesses and professionals in the Company’s market area. These loans generally have short and medium terms on both a collateralized and uncollateralized basis. The structure of these loans are largely determined by the loan purpose and collateral. Sources of collateral can include a lien on furniture, fixtures, equipment, inventory, receivables and other assets of the company. A UCC-1 is typically filed to perfect our lien on these assets.
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
Consumer and Other Loans:   The Company offers installment loans for various consumer purposes, including the purchase of automobiles, boats, and for other legitimate personal purposes. The maximum terms of consumer loans is 18 months for unsecured loans and 18-60 months for loans secured by a vehicle, depending on the age of the vehicle. The Company generally only extends consumer loans to existing customers or their immediate family members, and these loans generally have relatively low balances.
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
Concentration of Credit Risk and Other:   The Company’s business activity is principally with customers located in the northwest portion of South Carolina and northeast Georgia. The Company requires its customers to provide collateral, generally in the form of title to real estate, for substantially all loans. Certain consumer loans are made to customers without requiring collateral. Except for loans in the Company’s market area, the Company has no other significant concentrations of credit risk.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance for up to $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits, and management believes the risk of loss is not significant.
Purchased Credit Impaired Loans:   The Company has purchased individual loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans (“PCI”) are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Purchased credit impaired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loans’ contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).
Future expected cash flows are re-estimated periodically over the life of each purchased credit impaired loan. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.
Purchased Performing Loans:   The Company accounts for purchased performing loans at acquisition at fair value, which includes a credit discount. The resulting fair value (premium/discount) is amortized/accreted on a level yield basis over the estimated lives of the loans. There is no allowance for loan losses established for purchased performing loans at acquisition; however, a provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.
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
Business Combinations:   The Company accounts for business combinations using the acquisition method, which requires that all assets acquired and liabilities assumed, including identified intangible assets and liabilities be recorded at their estimated fair values. The estimated fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. During this one year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date or if the change results from an event that occurred after the date of acquisition.
Goodwill and Core Deposit Intangible:   Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Goodwill impairment testing is performed in April of each year.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Core deposit intangibles represent the estimated value of long-term deposit core deposit relationships acquired in a business combination. This value is amortized over the weighted-average estimated useful lives of deposit accounts using a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness. The core deposit intangible acquired will be amortized over 15 years using the original projections of future benefit stream of cash flows, adjusted periodically, if needed for potential impairment of the remaining unamortized balance of the core deposit intangible. The fair value of the core deposit intangible at December 1, 2014 was $959. Amortization expense of  $85 was recognized for the year ended June 30, 2015.
Derivative Instruments and Hedging:   The Company recognizes all derivatives as either assets or liabilities on the balance sheet, and measures those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. Loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). The Company also enters into forward sales commitments for the mortgage loans underlying the rate lock commitments. The fair values of these two derivative financial instruments are collectively insignificant to the consolidated financial statements.
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
Fair values are based primarily on independent appraisals. Recovery of estimated fair value is dependent to a great extent on economic, operating, and other conditions that may be beyond the Company’s control. Accordingly, these estimates are particularly susceptible to changes that could result in material adjustments in the near term.
Restricted Equity Securities:   Restricted equity securities consist of Federal Home Loan Bank of Atlanta (“FHLB”) stock. The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Based on the redemptive provisions of the FHLB, FHLB stock is carried at cost, as a restricted security, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Income taxes:   The provision for income taxes is based on amounts reported in the consolidated statements of income and comprehensive income (after exclusion of non-taxable income such as interest on state and municipal securities) and includes changes in deferred taxes. Deferred taxes are computed using

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the asset and liability approach. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
The Company follows guidance issued by the Financial Accounting Standards Board (“FASB”) with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
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
Fair Value of Financial Instruments:   Fair values of financial instruments are estimated using relevant market information. Changes in market conditions could significantly affect the estimates. For financial instruments where there is little or no relevant market information due to limited or no market activity, the Company estimates the fair value of these instruments through the use of a discounted present value of estimated cash flows technique, which includes the Company’s own assumptions as to the amounts and timing of cash flows, adjusted for risk factors related to nonperformance and liquidity. The Company’s assumptions are based on an exit price strategy and take into consideration the assumptions that a willing market participant would use about nonperformance and liquidity risk.
Employee Stock Ownership Plan:   The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends, when paid, on allocated ESOP shares reduce retained earnings. Dividends, when paid, on unearned ESOP shares reduce debt and accrued interest.
Retirement Plans:   Profit sharing plan expense is the amount of the Company’s contribution to participants of the plan. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.
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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share:   Basic EPS is based on the weighted average number of common shares outstanding and is adjusted for ESOP shares not yet committed to be released. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.
Segment Reporting:   While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating results are not reviewed by senior management to make resource allocation or performance decisions. Management has determined that the Company has a single operating segment, which is to provide consumer and commercial banking services to individuals and businesses located in Oconee County, South Carolina and to Stephens and Rabun Counties, Georgia and their surrounding counties and townships. The Company’s various products and services are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Company versus individual regions, branches, products and services.
New accounting standards:
In January 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-14 “Receivables — Troubled Debt Restructurings by Creditors (Sub topic 310-04) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” The provisions of this ASU clarify when an insubstance foreclosure occurs and require a creditor to reclassify a collateralized consumer mortgage loan to real estate owned upon obtaining legal title to the real estate collateral, or a deed in lieu of foreclosure, or similar legal agreement that is voluntarily provided by the borrower to satisfy the loan. The ASU was effective for reporting periods beginning January 1, 2014. The provisions of ASU 2014-14 did not have a material impact on the Company’s financial position, results of operations, or liquidity.
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial disclosures. On July 9, 2015, the FASB voted to defer the effective date of the pronouncement by one year. ASU 2014-09, as amended, is effective for annual periods, and interim periods within those years, beginning after December 15, 2017.
In February 2015, FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” which amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact, if any, ASU 2015-02 will have on its financial position, results of operations, and its financial disclosures.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 2 — ACQUISITION
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
Pursuant to the terms of the Merger Agreement, Stephens Federal completed a voluntary supervisory conversion from a federally chartered mutual savings association to a federally chartered stock savings association immediately prior to the merger with the Association. Accordingly, no consideration was paid by the Association or the Company in connection with the acquisition of Stephens Federal; however, upon completion of the acquisition, the Company issued 36,945 shares of Company common stock to Oconee MHC, which is equal to the quotient of  (i) the valuation of Stephens Federal, which was $700, as determined by an independent third party, divided by (ii) the average closing price of the Company’s common stock as reported on the NASDAQ for the 20 consecutive trading days ending on the third trading day preceding the effective date of the acquisition, or approximately $18.95 per share.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 2 — ACQUISITION (Continued)

A summary of assets received and liabilities assumed for Stephens Federal, as well as the initial and subsequent fair value adjustments, are as follows:
	As Recorded by Stephens Federal	Initial Fair Value and Other Adjustments	Subsequent Fair Value and Other Adjustments	As Recorded by the Company
Consideration
Common stock at $18.95 per share, 36,945 shares			$—	$700
Assets
Cash and cash equivalents	$24,079	$—	$—	$24,079
Securities available-for-sale	2,720	—	—	2,720
Loans	103,166	(6,742)(1)	(962)(7)	95,462
Mortgage loans held for sale	572	—	—	572
Premises and equipment, net	5,308	(1,324)(2)	—	3,984
Real estate owned, net	6,198	(2,806)(3)	—	3,392
Accrued interest receivable	376	—	—	376
Restricted equity securities	143	—	—	143
Core deposit intangible	—	—	959(8)	959
Loan servicing rights	1,409	(40)(4)	—	1,369
Other assets	141	4,091(5)	975(9)	5,207
Total assets acquired	$144,112	$(6,821)	972	138,263
Liabilities
Deposits	$139,160	$54(6)	$—	$139,214
Other liabilities	1,035	—	(93)(10)	942
Total liabilities assumed	$140,195	$54	(93)	140,156
Net liabilities assumed			1,065	(1,893)
Goodwill			$(1,065)(11)	$2,593

Explanation of fair value adjustments:
(1)
The net fair value adjustment includes a total gross fair value adjustment of  $8,892 to the unpaid principal balances of loans acquired, net of the existing allowance of  $1,979 and deferred loans fees of $171. The gross fair value adjustment includes both credit, interest and liquidity components that comprise the entire discount. The fair value adjustment related to purchased credit impaired (“PCI”) loans was $6,676, and the fair value adjustment on purchased performing loans was $2,216. Based on an evaluation of the expected future cash flows for PCI loans, the accretable difference expected to be recognized into income as a yield adjustment on loans was $642. The entire discount on purchased performing loans will be accreted to income on a level-yield basis over each loan’s contractual life.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 2 — ACQUISITION (Continued)

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

(7)
Additional loans were identified as PCI, resulting in a net $575 increase in the fair value discount of those loans. Additionally, fair value estimates were updated on certain loans, increasing the fair value discount approximately $387. The total fair value adjustment on PCI loans was $7,638. The final adjusted accretable difference expected to be recognized into income was $618.

(8)
The value for the core deposit intangible at December 31, 2014.

(9)
Change in other assets of  $699 relates to changes in deferred taxes associated with the fair value discounts on PCI loans and a $276 increase in deferred tax assets resulting from a change in the income tax rate used to calculate the initial deferred taxes from 36.0% to 38.0%.

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
The Company incurred transaction-related costs of  $645 thousand, of which $315 were incurred in the year ended June 30, 2015. Transaction-related costs are expensed as incurred as a component of noninterest expense. Transaction-related costs primarily include professional services and data processing fees.
The following table discloses the impact of the merger with Stephens Federal since the acquisition on December 1, 2014 through June 30, 2015. The table also presents certain pro forma information as if Stephens Federal had been acquired on July 1, 2014 or July 1, 2013. These results combine the historical

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 2 — ACQUISITION (Continued)

results of Stephens Federal in the Company’s Consolidated Statement of Income and Comprehensive Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on July 1, 2014 or July 1, 2013. Transaction-related costs as noted above are not included in the pro forma statements below. Additionally, the Company expects to achieve further operating cost savings as a result of the acquisition, which are not reflected in the pro forma amounts below:
	Actual from acquisition date through June 30,
		Unaudited
		Pro-forma for years ended June 30,
	2015	2015	2014
Net interest income	$5,878	$16,961	$16,604
Noninterest income	967	1,848	1,436
Net income	1,649	5,579	4,990
Net income available to common shareholders	$1,631	$5,531	$4,948
Pro-forma earnings per share:
Basic		$0.98	$0.89
Diluted		$0.97	$0.88

NOTE 3 — EARNINGS PER SHARE (“EPS”)
Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:
	Year Ended
	June 30, 2015	June 30, 2014
Earnings per share
Net income	$4,512	$3,639
Less: distributed earnings allocated to participating securities	(24)	(26)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(24)	(16)
Net earnings available to common shareholders	$4,464	$3,597
Weighted average common shares outstanding including participating securities	5,860,699	5,842,460
Less: participating securities	(62,502)	(67,699)
Less: average unearned ESOP shares	(167,566)	(194,022)
Weighted average common shares outstanding	5,630,631	5,580,739
Basic earnings per share	$0.79	$0.64
Weighted average common shares outstanding	5,630,631	5,580,739
Add: dilutive effects of assumed exercises of stock options	70,375	53,082
Average shares and dilutive potential common shares	5,701,006	5,633,821
Diluted earnings per share	$0.78	$0.64

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 3 — EARNINGS PER SHARE (“EPS”) (Continued)

During the years ended June 30, 2015 and 2014, there were 15,400 and 7,700 shares, respectively, that were anti-dilutive as the weighted average exercise prices of outstanding stock options were in excess of the weighted average market value for the periods presented.
NOTE 4 — SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY
Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at June 30, 2015 and 2014 are as follows:
	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
FHLMC common stock	$20	$160	$—	$180
Certificates of deposit	7,221	29	(8)	7,242
Municipal securities	13,574	11	(152)	13,433
SBA loan pools	2,249	17	—	2,266
U.S. Government agency mortgage-backed securities	64,177	488	(523)	64,142
U.S. Government agency bonds	23,967	80	(143)	23,904
Total available-for-sale	$111,208	$785	$(826)	$111,167

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
FHLMC common stock	$20	$294	$—	$314
Preferred stock(1)	271	27	—	298
Certificates of deposit	7,221	24	(8)	7,237
Municipal securities	5,846	2	(39)	5,809
U.S. Government agency mortgage-backed securities	60,742	428	(730)	60,440
U.S. Government agency bonds	29,946	181	(419)	29,708
Total available-for-sale	$104,046	$956	$(1,196)	$103,806

(1)
Consists of 300 shares of Southern First Bancshares, Inc. cumulative perpetual preferred stock, series T.

Securities pledged at June 30, 2015 had a carrying amount of  $5,951 and were pledged to secure public deposits. No securities were pledge at June 30, 2014.
At June 30, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 4 — SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY (Continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at June 30, 2015 and 2014. The table also shows the number of securities in an unrealized loss position for each category of investment security as of the respective dates.
	June 30, 2015
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
Available-for-sale:
Certificates of deposit	$1,737	$(6)	7	$247	$(2)	1	$1,984	$(8)	8
Municipal securities	10,472	(152)	30	—	—	—	10,472	(152)	30
SBA loan pools	—	—	—	—	—	—	—	—	—
U.S. Government agency mortgage-backed securities	18,981	(195)	15	11,521	(328)	12	30,502	(523)	27
U.S. Government agency bonds	6,951	(68)	4	4,920	(75)	3	11,871	(143)	7
	$37,070	$(421)	56	$17,759	$(405)	16	$54,829	$(826)	72

	June 30, 2014
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
Available-for-sale:
Certificates of deposit	$1,237	$(8)	5	$—	$—	—	$1,237	$(8)	5
Municipal securities	4,263	(39)	11	—	—	—	4,263	(39)	11
U.S. Government agency mortgage-backed securities	7,241	(24)	6	21,464	(706)	18	28,705	(730)	24
U.S. Government agency bonds	3,467	(5)	3	12,574	(414)	8	16,041	(419)	11
	$16,208	$(76)	25	$34,038	$(1,120)	26	$50,246	$(1,196)	51

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
None of the unrealized losses at June 30, 2015 were recognized into net income for the year ended June 30, 2015 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 4 — SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY (Continued)

the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2014 were recognized as having OTTI during the year ended June 30, 2015.
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2015 and 2014 by contractual maturity are summarized as follows:
	June 30, 2015		June 30, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$1,244	$1,249	$4,002	$4,029
Due from one to five years	22,681	22,572	18,717	18,836
Due from five to ten years	13,174	13,148	13,297	13,047
Due after ten years	9,912	9,876	6,997	6,842
Mortgage-backed securities	64,177	64,142	60,742	60,440
Total	$111,188	$110,987	$103,755	$103,194

The following table presents the gross proceeds from sales of securities available-for-sale and held-to-maturity and gains or losses recognized for the years ended June 30, 2015 and 2014:
	Years Ended
	June 30, 2015	June 30, 2014
Available-for-sale:
Proceeds	$11,174	$18,721
Gross gains	149	182
Gross losses	—	(30)
Held-to-maturity:
Proceeds	—	2,270
Gross gains	—	82
Gross losses	—	—
Total:
Proceeds	$11,174	$20,991
Gross gains	$149	$264
Gross losses	$—	$(30)

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS
The components of loans at June 30, 2015 and 2014 were as follows:
	June 30, 2015	June 30, 2014
Real estate loans:
One-to-four family	$256,321	$214,735
Multi-family	2,574	254
Home equity	8,198	227
Nonresidential	21,685	8,408
Agricultural	4,164	—
Construction and land	14,590	7,661
Total real estate loans	307,532	231,285
Commercial and industrial	184	—
Consumer and other loans	2,745	747
Total loans	310,461	232,032
Deferred net loan fees	(1,194)	(1,246)
Total loans net of deferred loan fees	$309,267	$230,786

The following tables present the activity in the allowance for loan losses for the years ended June 30, 2015 and 2014 by portfolio segment:
	Year Ended June 30, 2015
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$736	$174	$—	$—	$910
Multi-family	4	—	—	—	4
Home equity	1	40	(40)	—	1
Nonresidential	52	3	—	—	55
Agricultural	—	4	—	—	4
Construction and land	59	(34)	—	—	25
Total real estate loans	852	187	(40)	—	999
Commercial and industrial	—	—	—	—	—
Consumer and other loans	3	8	(2)	—	9
Total loans	$855	$195	$(42)	$—	$1,008

	Year Ended June 30, 2014
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$665	$75	$(4)	$—	$736
Multi-family	4	—	—	—	4
Home equity	1	—	—	—	1
Nonresidential	52	—	—	—	52
Agricultural	—	—	—	—	—
Construction and land	27	32	—	—	59
Total real estate loans	749	107	(4)	—	852
Commercial and industrial	—	—	—	—	—
Consumer and other loans	2	1	—	—	3
Total loans	$751	$108	$(4)	$—	$855

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

The following tables present the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2015 and 2014:
	At June 30, 2015
	Ending Allowance on Loans:		Loans:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$203	$707	$5,444	$250,877
Multi-family	—	4	—	2,574
Home equity	—	1	—	8,198
Nonresidential	10	45	2,627	19,058
Agricultural	—	4	1,441	2,723
Construction and land	—	25	599	13,991
Total real estate loans	213	786	10,111	297,421
Commercial and industrial	—	—	—	184
Consumer and other loans	7	2	7	2,738
Total loans	$220	$788	$10,118	$300,343

	At June 30, 2014
	Ending Allowance on Loans:		Loans:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$52	$684	$1,647	$213,088
Multi-family	—	4	—	254
Home equity	—	1	—	227
Nonresidential	—	52	—	8,408
Agricultural	—	—	—	—
Construction and land	—	59	—	7,661
Total real estate loans	52	800	1,647	229,638
Commercial and industrial	—	—	—	—
Consumer and other loans	—	3	—	747
Total loans	$52	$803	$1,647	$230,385

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2015 and 2014, including the average recorded investment balance and interest earned for the years ended June 30, 2015 and 2014:
	June 30, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$4,651	$3,403	$—	$1,889	$92
Multi-family	—	—	—	—	—
Home equity	207	—	—	—	—
Nonresidential	2,830	1,307	—	654	39
Agricultural	2,893	1,441	—	721	45
Construction and land	1,271	599	—	300	23
Total real estate loans	11,852	6,750	—	3,564	199
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$11,852	$6,750	$—	$3,564	$199
With recorded allowance:
Real estate loans:
One-to-four family	$2,082	$2,042	$203	$1,658	$28
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	1,938	1,319	10	660	25
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	4,020	3,361	213	2,318	53
Commercial and industrial	—	—	—	—	—
Consumer and other loans	9	7	7	—	—
Total	$4,029	$3,368	$220	$2,318	$53
Totals:
Real estate loans	$15,872	$10,111	$213	$5,882	$252
Consumer and other loans	9	7	7	—	—
Total	$15,881	$10,118	$220	$5,882	$252

The unpaid principal balance and recorded investment in loans evaluated for impairment that were acquired consisted of  $13,756 and $7,991, respectively at June 30, 2015. Of those amounts, $13,216 and $7,445 were related to the unpaid principal balance and recorded investment in PCI loans, respectively. The amount of related allowance to acquired loans was $105, of which $16 was allocated to PCI loans.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

	June 30, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$374	$374	$—	$1,054	$8
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	374	374	—	1,054	8
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$374	$374	$—	$1,054	$8
With recorded allowance:
Real estate loans:
One-to-four family	$1,273	$1,273	$52	$763	$9
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	1,273	1,273	52	763	9
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$1,273	$1,273	$52	$763	$9
Totals:
Real estate loans	$1,647	$1,647	$52	$1,817	$17
Consumer and other loans	—	—	—	—	—
Total	$1,647	$1,647	$52	$1,817	$17

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

The following table presents the aging of the Company’s total past due loans at June 30, 2015 by portfolio segment of loans:
	June 30, 2015
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$5,871	$1,243	$2,311	$9,425	$246,896	$256,321	$—
Multi-family	—	—	—	—	2,574	2,574	—
Home equity	49	—	—	49	8,149	8,198	—
Nonresidential	229	313	1,108	1,650	20,035	21,685	—
Agricultural	—	—	—	—	4,164	4,164	—
Construction and land	78	—	—	78	14,512	14,590	—
Total real estate loans	6,227	1,556	3,419	11,202	296,330	307,532	—
Commercial and industrial	—	—	—	—	184	184	—
Consumer and other loans	1	1	—	2	2,743	2,745	—
Total	$6,228	$1,557	$3,419	$11,204	$299,257	$310,461	$—

At June 30, 2015, nonaccrual loans were $4,177, of which $3,419 are classified in the “90 Days or More” category, and one loan with a net carrying value of  $0 in the “30 – 59 Days Past Due” category, and three loans for $758 in the “Current” category.
The following table presents the aging of the Company’s acquired portion of loans at June 30, 2015:
	June 30, 2015
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$1,794	$94	$1,288	$3,176	$42,861	$46,037	$—
Multi-family	—	—	—	—	2,326	2,326	—
Home equity	38	—	—	38	7,995	8,033	—
Nonresidential	229	313	1,108	1,650	12,464	14,114	—
Agricultural	—	—	—	—	3,190	3,190	—
Construction and land	33	—	—	33	7,353	7,386	—
Total real estate loans	2,094	407	2,396	4,897	76,189	81,086	—
Commercial and industrial	—	—	—	—	53	53	—
Consumer and other loans	1	1	—	2	1,079	1,081	—
Total	$2,095	$408	$2,396	$4,899	$77,321	$82,220	$—

At June 30, 2015, acquired loans that were on nonaccrual status were $3,154, of which $2,396 are classified in the “90 Days or More” category and one loan with a net carrying value of  $0 in the “30 – 59 Days Past Due” category, and three loans for $758 in the “Current” category. Of the $3,154 in acquired nonaccrual loans, $2,798 were PCI loans.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

The following table presents the aging of the Company’s past due loans at June 30, 2014 by portfolio segment of loans:
	June 30, 2014
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$4,856	$893	$1,053	$6,802	$207,933	$214,735	$—
Multi-family	—	—	—	—	254	254	—
Home equity	—	—	—	—	227	227	—
Nonresidential	87	—	—	87	8,321	8,408	—
Construction and land	—	—	—	—	7,661	7,661	—
Total real estate loans	4,943	893	1,053	6,889	224,396	231,285	—
Consumer and other loans	—	—	—	—	747	747	—
Total	$4,943	$893	$1,053	$6,889	$225,143	$232,032	$—

Nonaccrual loans at June 30, 2014 were $1,647. All of these loans are disclosed by portfolio segment above in the “90 days or more past due” column at June 30, 2014, except one loan in the “60 – 89 days past due” category with a carrying amount of  $220 and one loan in the “30 – 59 days past due” category with a carrying amount of  $374.
Troubled Debt Restructurings:
The following table presents the Company’s loans that have been modified as troubled debt restructurings during the year ended June 30, 2015 by portfolio segment:
	June 30, 2015
	Number of Loans	Pre-modification Outstanding Investment	Post-modification Outstanding Investment
Real estate loans:
Home equity	1	$—	$—
Agricultural	1	487	487
Total	2	$487	$487

There were no commitments to lend any additional amounts under either loan or any payment default on any loan after the modification. There was no provision for loan loss necessary for the agricultural loan for which a reduction in the recorded in investment was part of its restructuring. Both of the loans disclosed above were acquired as PCI loans at December 1, 2014 at an unpaid principal amount of  $1,156 for the agricultural loan and $135 for the home equity line of credit with $656 and $135, respectively, in fair value discounts. At June 30, 2015, the unpaid principal balance of these loans was $997 for the agricultural loan and $135 for the home equity line of credit. The terms of the agricultural loan were modified to include a permanent reduction in its principal amount of  $159 and an extension of approximately 29 months on its maturity date. Both the principal and nonaccretable discount on this loan were adjusted accordingly. Given that both the outstanding contractual principal receivable and the nonaccretable discount on the loan were reduced by the same amount, the pre-modified and post-modified balance of this loan remained unchanged. The terms of the home equity line of credit were extended for 12 months and interest rate was lowered from 7.00% to 6.00%.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

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
The following table presents the Company’s total loans by risk grade for each portfolio segment at June 30, 2015:
	June 30, 2015
	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$242,399	$6,909	$1,568	$5,445	$—	$256,321
Multi-family	2,574	—	—	—	—	2,574
Home equity	7,840	184	174	—	—	8,198
Nonresidential	13,226	4,275	1,558	2,355	271	21,685
Agricultural	1,295	423	1,005	1,441	—	4,164
Construction and land	12,586	920	485	599	—	14,590
Total real estate loans	279,920	12,711	4,790	9,840	271	307,532
Commercial and industrial	169	15	—	—	—	184
Consumer and other loans	2,725	6	7	7	—	2,745
Total	$282,814	$12,732	$4,797	$9,847	$271	$310,461

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

The following table presents the Company’s acquired loans by risk grade for each portfolio segment at June 30, 2015:
	June 30, 2015
	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$36,616	$4,755	$1,348	$3,318	$—	$46,037
Multi-family	2,326	—	—	—	—	2,326
Home equity	7,685	174	174	—	—	8,033
Nonresidential	5,655	4,275	1,558	2,355	271	14,114
Agricultural	321	423	1,005	1,441	—	3,190
Construction and land	5,397	905	485	599	—	7,386
Total real estate loans	58,000	10,532	4,570	7,713	271	81,086
Commercial and industrial	38	15	—	—	—	53
Consumer and other loans	1,061	6	7	7	—	1,081
Total	$59,099	$10,553	$4,577	$7,720	$271	$82,220

The following table presents the Company’s acquired loans by risk grade for each portfolio segment at June 30, 2014:
	June 30, 2014
	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$213,088	$—	$—	$—	$1,647	$214,735
Multi-family	254	—	—	—	—	254
Home equity	227	—	—	—	—	227
Nonresidential	8,408	—	—	—	—	8,408
Agricultural	—	—	—	—	—	—
Construction and land	7,661	—	—	—	—	7,661
Total real estate loans	229,638	—	—	—	1,647	231,285
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	747	—	—	—	—	747
Total	$230,385	$—	$—	$—	$1,647	$232,032

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

Purchased Credit Impaired Loans:
The following table presents the acquired purchased credit impaired loans, net of related discount, at June 30, 2015:
June 30, 2015
Real estate loans:
One-to-four family	$2,772
Multi-family	—
Home equity	—
Nonresidential	2,617
Agricultural	1,441
Construction and land	599
Total real estate loans	7,429
Commercial and industrial	—
Consumer and other loans	—
Total loans	$7,429

Carrying amounts listed above are net of an allowance for loan losses of  $16.
The following table presents the changes in the carrying value and the accretable yield on purchased credit impaired loans for the year ended June 30, 2015:
	Year Ended
	Accretable Yield	Carrying Value
Balance at December 1, 2014	$(642)	$9,671
Subsequent adjustments	26	1,276
Liquidations	4	(2,429)
Reductions from payments	—	(999)
Income	206	(75)
Reclassification from nonaccretable to accretable	(288)	—
Change in the allowance	—	(15)
Balance at end of year	$(694)	$7,429

The following table presents loans acquired during the year ended June 30, 2015, at acquisition date, accounted for as purchased credit impaired loans:
December 1, 2014
Contractually required payments receivable	$21,772
Contractual cash flows not expected to be collected (nonaccretable)	(10,211)
Expected cash flows	11,561
Accretable yield	(616)
Fair value of acquired loans	$10,945

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

The following table presents the carrying amount of purchased credit impaired loans for which future cash flows could not be reasonably estimated. Income is not recognized on these loans.
June 30, 2015
Balance at December 1, 2014	$3,853
Additions	1,407
Reductions from payments and liquidations	(2,462)
Balance at end of year	$2,798

Interest income recognized on a cost recovery basis for loans for which future cash flows could not be reasonably estimated was $31 for the year ended June 30, 2015.
Loans to principal officers, directors, and their affiliates during the years ended June 30, 2015 and 2014 were as follows:
	June 30, 2015	June 30, 2014
Beginning balance	$766	$788
New loans	574	—
Repayments	(27)	(22)
Ending balance	$1,313	$766

Directors and officers of the Company are customers of the institution in the ordinary course of business. Loans to directors and executive officers have terms consistent with those offered to other customers. In the opinion of management, these loans do not involve more than normal risk of collectability nor do they present other unfavorable features.
NOTE 6 — PREMISES AND EQUIPMENT
Premises and equipment at June 30, 2015 and 2014 were as follows:
	June 30, 2015	June 30, 2014
Land	$1,425	$783
Buildings and improvements	7,891	4,644
Furniture, fixtures and equipment	3,430	1,400
Computer software	236	—
	12,982	6,827
Less: accumulated depreciation	(5,924)	(3,834)
	$7,058	$2,993

Depreciation expense was $354 and $206 for the years ended June 30, 2015 and 2014, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The following tables present the carrying value of goodwill and the core deposit intangible at June 30, 2015:
June 30, 2015
Beginning at December 1, 2014 as adjusted	$2,593
Impairment	—
Balance at end of year	$2,593

An impairment analysis will be performed on goodwill in April 2016. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.
June 30, 2015
Core deposit intangible gross	$959
Accumulated amortization	(85)
Core deposit intangible net	$874

Amortization expense for the year ended June 30, 2015 was $85.
Estimated amortization expense for each of the next five years is as follows:
2016	$120
2017	102
2018	87
2019	74
2020	64
NOTE 8 — DEPOSITS
At June 30, 2015 and 2014, deposit accounts with balances over $100 totaled approximately $91,781 and $64,485, respectively. Scheduled maturities of certificates of deposit at June 30, 2015 for the next four years are as follows:
June 30, 2015
2016	$200,157
2017	46,767
2018	7,382
2019	2,261
$256,567

There are no certificates of deposit scheduled to mature after 2019. The Company does not take brokered certificates of deposit.
Directors and executive officers were customers of, and had transactions with, the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1,910 and $1,848 at June 30, 2015 and 2014, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 9 — BORROWING ARRANGEMENTS WITH THE FEDERAL HOME LOAN BANK
The Company has credit available under a loan agreement with the FHLB in the amount of 11% of total assets (as defined), approximately $53,180 of availability at June 30, 2015. As a member of the FHLB, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range in maturities. Borrowings under the FHLB would mostly be secured by single family first mortgage loans. The Company had no advances from the FHLB as of June 30, 2015 and 2014 and recognized no interest expense for the respective years then ended.
NOTE 10 — INCOME TAXES
Income tax expense for the years ended June 30, 2015 and 2014 was as follows:
	June 30, 2015	June 30, 2014
Current federal expense	$619	$2,023
Current state expense	148	389
Deferred federal expense (benefit)	1,551	(305)
Deferred state expense (benefit)	372	(57)
Total	$2,690	$2,050

Temporary differences between tax and financial reporting that result in net deferred tax assets are as follows at June 30, 2015 and 2014:
	June 30, 2015	June 30, 2014
Deferred tax assets:
Deferred compensation	$281	$295
Fair value adjustments from acquisition	3,047	—
Acquired net operating loss (“NOL”)	139	—
Allowance for loan losses	382	325
Equity compensation plans	327	203
Securities available-for-sale	15	93
Real estate owned	—	55
Other	96	147
Total deferred tax assets	4,287	1,118
Deferred tax liabilities:
FHLB stock dividends	(82)	(82)
Deferred loan fees, net	(234)	(251)
Prepaid expenses	(126)	(68)
Real estate owned	(16)	—
Basis difference in premises and equipment	(63)	(67)
Total deferred tax liabilities	(521)	(468)
Net deferred tax asset	$3,766	$650

A NOL of  $375 was acquired from the Stephens Federal acquisition at December 1, 2014. At June 30, 2015, the NOL remaining totaled $364 with a deferred tax asset of  $139. The NOL will expire in 2034. The realization of the deferred tax asset resulting from the NOL is dependent upon generating sufficient taxable

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 10 — INCOME TAXES (Continued)

income prior to the NOL’s expiration. In assessing the realizability of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax asset would not be realized. Based on the Company’s current and expected future financial performance as well as strong asset quality, management determined that no valuation allowance was necessary at June 30, 2015.
Retained earnings as of June 30, 2015 and 2014 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.
A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) for the years ended June 30, 2015 and 2014 is as follows:
	June 30, 2015		June 30, 2014
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$2,449	34.00%	$1,937	34.00%
Increase (decrease) resulting from:
State income tax expense	293	4.07	219	3.84
Life insurance benefits	(97)	(1.35)	(105)	(1.84)
Tax exempt interest income	(56)	(0.77)	(6)	(0.11)
Acquisition related costs	96	1.34	—	0.00
Other – net	5	0.07	5	0.08
Total	$2,690	37.36%	$2,050	35.97%

The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the consolidated statements of income and comprehensive income for the years ended June 30, 2015 and 2014. The Company is subject to U.S. federal income tax as well as income tax of the states of South Carolina and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2007.
NOTE 11 — COMMITMENTS
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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 11 — COMMITMENTS (Continued)

The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2015 and 2014 was as follows:
	2015		2014
	Fixed	Variable	Fixed	Variable
Loan commitments	$662	$—	$3,128	$—
Unused lines of credit	$5,228	$2,656	$—	$—
Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are primarily for the purpose of financing the purchase, the refinance, or the construction of residential real estate. At June 30, 2015, these commitments have interest rates ranging from 4.13% to 4.5% and maturities ranging from 15 to 30 years. At June 30, 2014, these commitments have interest rates ranging from 3.25% to 7.25% and maturities ranging from 15 to 30 years.
Financial instruments with off-balance-sheet risk:   The Company has no additional financial instruments with off-balance-sheet risk.
Leases and service agreements:   The Company leases office equipment under varying lease terms, which are non-cancelable. Rent expense was approximately $76 and $64 for the years ended June 30, 2015 and 2014, respectively. Future minimum lease commitments under the non-cancelable operating leases are as follows:
Year	Operating Lease
2016	$23
2017	22
2018	22
Total	$67

The Company is obligated under a 7-year service agreement with a third party, which expires on January 31, 2016. The third party provides electronic transaction services related to the deposit and loan cycles for the Company. Transaction processing service expense related to this agreement for the years ended June 30, 2015 and 2014 was $413 and $244, respectively, and is included in data processing expenses on the consolidated statements of income and comprehensive income.
NOTE 12 — REGULATORY CAPITAL REQUIREMENTS
Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2015, the Association met all capital adequacy requirements to which it is subject. Savings and loan holding companies became subject to capital requirements on January 1, 2015.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 12 — REGULATORY CAPITAL REQUIREMENTS (Continued)

and expansion, and capital restoration plans are required. At June 30, 2015 and 2014, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association’s category.
The Association’s actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:
	June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$75,287	32.50%	$18,529	8.00%	$23,162	10.00%
Common equity tier 1 capital to risk weighted assets	74,207	32.04	10,423	4.50	15,055	6.50
Tier 1 (core) capital to risk weighted assets	74,207	32.04	13,897	6.00	18,529	8.00
Tier 1 (core) capital to tangible assets	74,207	15.49	14,374	3.00	23,957	5.00
	June 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$71,669	42.31%	$13,550	8.00%	$16,938	10.00%
Tier 1 (core) capital to risk weighted assets	70,682	41.73	6,775	4.00	10,163	6.00
Tier 1 (core) capital to tangible assets	70,682	19.61	10,815	3.00	18,025	5.00
Tangible capital to tangible assets	70,682	19.61	5,408	1.50	N/A	N/A
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes this test is met.
Dividend Restrictions — The Company’s principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2015, the Association could, without prior approval, declare dividends of approximately $9,610 (based on an annualized net income for the calendar year ending 2015).
NOTE 13 — FAIR VALUE MEASUREMENTS
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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 13 — FAIR VALUE MEASUREMENTS (Continued)

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
Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and 2014 are summarized below:
	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)
	June 30, 2015		June 30, 2014
Financial assets:
Securities available-for-sale	$111,167	$—	$103,806
Loan servicing rights	—	1,396	—
Total financial assets	$111,167	$1,396	$103,806

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 13 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents assets measured at fair value on a non-recurring basis by level at June 30, 2015 and 2014:
	Fair Value Measurements
	(Level 3)	(Level 3)
	June 30, 2015	June 30, 2014
Financial assets:
Impaired real estate loans, with specific allocations:
One-to-four family	$1,157	$1,221
Non-financial assets:
Real estate owned, net:
One-to-four family	1,335	744
Nonresidential	365	—
Construction and land	392	—
Total non-financial assets	2,092	744
Total assets measured at fair value on a non-recurring basis	$3,249	$1,965

The Company’s impaired loans, which were measured for impairment using the fair value of collateral less costs to sell, had a carrying amount of  $1,157 and $1,221 at June 30, 2015 and 2014, respectively. The carrying value included a valuation allowance of  $213 and $52, respectively. The impact to the provision for loan losses from the change in the valuation allowances was an increase of  $193 and $25 for the years ended June 30, 2015 and 2014, respectively.
Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The outstanding balances of real estate owned and their respective valuation allowances at June 30, 2015 and 2014 were $2,092 and $744 and $84 and $164, respectively.
The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $196 and $164 for the years ended June 30, 2015 and 2014, respectively.
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the year ended June 30, 2015:
Fair Value Measurements
(Level 3)
Year Ended June 30, 2015
Balance at beginning of year:	$—
Purchases	1,369
Total gains included in earnings	27
Balance at end of year:	$1,396

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 13 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2015 and 2014:
	Level 3 Quantitative Information
	June 30, 2015	June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	Fair Value	Fair Value
Impaired real estate loans net, with specific allocations: One-to-four family	$1,157	$1,221	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30% (15%)
Real estate owned net:
One-to-four family	$1,335	$744	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)
Nonresidential	365	—	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)
Construction and land	392	—	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20% (10%)
The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at June 30, 2015 and 2014 are summarized below:
	June 30, 2015
	Carrying Amount	Fair Value
		(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$111,167	$—	$111,167	$—	$111,167
Loans, net	308,259	—	—	310,116	310,116
Loans held for sale	118	—	—	118	118
Loan servicing rights	1,396	—	—	1,396	1,396
Restricted equity securities	440	N/A	N/A	N/A	N/A
Financial liabilities
Deposits	$394,184	$137,618	$256,681	$—	$394,299

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 13 — FAIR VALUE MEASUREMENTS (Continued)

	June 30, 2014
	Carrying Amount	Fair Value
		(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$103,806	$—	$103,806	$—	$103,806
Loans, net	229,931	—	—	233,176	233,176
Restricted equity securities(1)	325	N/A	N/A	N/A	N/A
Financial liabilities
Deposits	$281,015	$80,904	$200,662	$—	$281,566

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

NOTE 14 — EMPLOYEE BENEFIT PLANS
The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed. These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement. The directors vest ratably over periods established in the agreements. Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 6.69% to 8.05% at both June 30, 2015 and 2014, respectively. The total expense incurred under these plans for the years ended June 30, 2015 and 2014 was $59 and $61, respectively. The recorded liability for these agreements was $739 and $775 at June 30, 2015 and 2014, respectively, and is included in other accrued liabilities in the consolidated balance sheet.
To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.
The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service. The Company has exercised this option in 2015 and 2014, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2015 and 2014 was $101 and $64, respectively.
NOTE 15 — EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)
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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 15 — EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) (Continued)

Participants receive the shares at the end of employment. During the year ended June 30, 2015, $100 of discretionary contributions were made to the ESOP for debt retirement, which resulted in an additional $140 of compensation expense. ESOP compensation expense recognized for the years ended June 30, 2015 and 2014 was $475 and $382, respectively.
Shares held by the ESOP at June 30, 2015 and 2014 were as follows:
	June 30, 2015	June 30, 2014
Committed to be released to participants	9,938	9,464
Allocated to participants	85,248	57,902
Unearned	153,656	181,476
Total ESOP shares	248,842	248,842
Fair value of unearned shares	$2,827,270	$3,277,457

NOTE 16 — STOCK BASED COMPENSATION
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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 16 — STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the year ended June 30, 2015:
	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding – July 1, 2014	240,986	$11.76
Granted	7,700	20.01
Exercised	—	—
Forfeited	—	—
Outstanding – June 30, 2015	248,686	$12.02	7.21	$1,587,750
Fully vested and exercisable at June 30, 2015	127,741	$11.63	7.21	$864,807
Expected to vest in future periods	120,945
Fully vested and expected to vest – June 30, 2015	248,686	$12.02	7.21	$1,587,750

(1)
The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of  $18.40 per share on June 30, 2015.

The fair value for each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses various assumptions. The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate. The expected dividend yield is estimated using the projected annual dividend level and recent stock price of the Company’s common stock at the date of grant. Expected stock volatility is based on historical volatilities of the SNL Financial Index of Thrifts. The expected life of the options is calculated based on the “simplified” method as provided for under generally accepted accounting principles.
The fiscal weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below:
	Fiscal Years Granted
	2015	2014	2012
Risk-free interest rate	1.68%	2.32%	1.54%
Expected dividend yield	2.00%	2.33%	3.45%
Expected stock volatility	15.9	15.5	15.3
Expected life (years)	8	8	8
Fair value	$2.86	$2.46	$1.00
Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 43,313 and 42,904 options that were earned during the years ended June 30, 2015 and 2014, respectively. Stock-based compensation expense for stock options for the years ended June 30, 2015 and 2014 was $46 and $44, respectively. Total unrecognized compensation cost related to nonvested stock options was $131 at June 30, 2015 and is expected to be recognized over a weighted-average period of 2.5 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 16 — STOCK BASED COMPENSATION (Continued)

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2015:
June 30, 2015
Balance – beginning of year	67,699
Granted	12,600
Forfeited	—
Vested	(17,797)
Balance – end of period	62,502
Weighted average grant date fair value	$13.15

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on April 27, 2012 was $11.58 per share or $1,009. The weighted-average grant date fair value of restricted stock granted on November 13, 2013 was $17.16 per share or $216. The weighted-average grant date fair value of restricted stock granted on January 23, 2015 was $20.01 per share or $252. Total shares of restricted stock granted under the Plan is 112,294 of which 62,502 remain unvested at June 30, 2015. The weighted-average grant date fair value of all shares granted is $13.15 per share. Stock-based compensation expense for restricted stock included in noninterest expense for the years ended June 30, 2015 and 2014 was $232 and $204, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $809 and is expected to be recognized over 2.7 years.
NOTE 17 — LOAN SERVICING RIGHTS
Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.
The principal balances of those loans at June 30, 2015 are as follows:
June 30, 2015
Mortgage loan portfolio serviced for:
FHLMC	$141,195

Custodial escrow balances maintained in connection with serviced loans were $986 at June 30, 2015.
Activity for loan servicing rights for the year ended June 30, 2015 is as follows:
Year Ended June 30, 2015
Loan servicing rights:
Beginning of period:	$—
Additions	1,369
Change in fair value	27
End of period:	$1,396

Fair value at June 30, 2015 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 6.2% to 18.6% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.66%.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended June 30, 2015 and 2014 is as follows:
	June 30, 2015	June 30, 2014
Cash paid during the period for:
Interest paid	$1,219	$1,482
Income taxes paid	$1,520	$2,305
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$727	$68
Unrealized gains on securities available-for-sale, net	$121	$384
Transfer from securities held-to-maturity to available-for-sale	$—	$7,805
Unrealized gains on securities held-to-maturity, transferred to available for sale	$—	$45
Unsettled investment trades	$—	$1,145
Acquisition:
Assets acquired (excluding goodwill) $2,593	$138,263	$—
Liabilities assumed	$140,156	$—
Acquisition price (common stock issued to OFED, MHC)	$700	$—
Goodwill recorded	$2,593	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 19 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
JUNE 30, 2015 AND 2014
	June 30, 2015	June 30, 2014
ASSETS
Cash and cash equivalents	$1,566	$4,109
Securities available-for-sale	—	299
ESOP loan receivable	1,641	1,924
Other	822	433
Investment in banking subsidiary	77,124	70,517
Total assets	$81,153	$77,282
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$363	$301
Shareholders’ equity	80,790	76,981
Total liabilities and shareholders’ equity	$81,153	$77,282

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014
	June 30, 2015	June 30, 2014
Interest income	$69	$85
Other income	29	—
Dividend from banking subsidiary	—	6,677
Other expenses	709	547
Income before equity in undistributed income of subsidiary	(611)	6,215
Equity in undistributed income of subsidiary	4,915	(2,731)
Income before income taxes	4,304	3,484
Income tax expense	(208)	(155)
Net income	$4,512	$3,639

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2015 and 2014
(Amounts in thousands, except share and per share data)

NOTE 19 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities
Net income	$4,512	$3,639
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in other assets	(379)	(382)
Change in accounts payable and other liabilities	62	275
Equity in undistributed income of subsidiary	(4,915)	2,731
Net cash (used in) provided by operations	(720)	6,263
Cash Flows From Investing Activities
Payments received on ESOP loans	184	152
Maturities of available-for-sale securities	270	—
Net cash provided by investing activities	454	152
Cash Flows from Financing Activities
Purchases of treasury shares	(35)	(1,626)
Dividends paid	(2,242)	(2,236)
Net cash used in financing activities	(2,277)	(3,862)
Change in cash and cash equivalents	(2,543)	2,553
Cash and cash equivalents, beginning of year	4,109	1,556
Cash and cash equivalents, end of year	$1,566	$4,109

NOTE 20 — SUBSEQUENT EVENTS
On July 30, 2015, the Board of Directors of the Company declared a quarterly cash dividend of  $0.10 per share of the Company’s common stock payable to stockholders of record as of August 13, 2015, which was paid on August 27, 2015.

ITEM 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
(a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.
(b)
Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
As of June 30, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of June 30, 2015 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.
(c)
Changes in Internal Control Over Financial Reporting

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.   Other Information
Not applicable.

PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information contained under the sections captioned “Proposal I — Election of Directors — Directors,” “— Executive Officers Who Are Not Directors,” “— Section 16(a) Beneficial Ownership Reporting Compliance,” “— Code of Ethics” and “— Meetings and Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
ITEM 11.   Executive Compensation
The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance Under Stock-Based Compensation Plans.   The following table sets forth information as of June 30, 2015 about Company common stock that may be issued under the Company’s equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation
Equity compensation plans approved by security holders(1)	248,686	$12.02	62,366
Total	248,686	$12.02	62,366

(1)
These awards were granted pursuant to the Oconee Federal Financial Corp. 2013 Equity Incentive Plan.

(b)
Security Ownership of Certain Beneficial Owners.   The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)
Security Ownership of Management.   The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Proxy Statement.

(d)
Changes in Control.   Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors — Board Independence” and “— Transactions with Certain Related Persons” of the Proxy Statement.
ITEM 14.   Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the section captioned “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV
ITEM 15.   Exhibits and Financial Statement Schedules
3.1	Charter of Oconee Federal Financial Corp.(1)
3.2	Bylaws of Oconee Federal Financial Corp.(2)
4	Form of Common Stock Certificate(1)
10.1	Form of Employee Stock Ownership Plan(1)
10.2	Non-Qualified Salary Continuation Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore(1)
10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr.(1)
10.5	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.6	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and Curtis T. Evatt(1)
10.7	Oconee Federal Savings and Loan Association Endorsement Split Dollar Life Insurance Plan for Curtis T. Evatt and Nancy M. Carter(3)
10.8	Oconee Federal Financial Corp. 2013 Equity Incentive Plan(4)
21	Subsidiaries of Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and 2014, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014, and (v) the Notes to the Consolidated Financial Statements.

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
OCONEE FEDERAL FINANCIAL CORP.
Date: September 28, 2015	By:	/s/ T. RHETT EVATT
T. Rhett Evatt Chief Executive Officer and Chairman (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ T. RHETT EVATT T. Rhett Evatt	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 28, 2015
/s/ CURTIS T. EVATT Curtis T. Evatt	President and Director	September 28, 2015
/s/ HARRY B. MAYS, JR. Harry B. Mays, Jr.	Director	September 28, 2015
/s/ ROBERT N. MCLELLAN, JR. Robert N. McLellan, Jr.	Director	September 28, 2015
/s/ W. MAURICE POORE W. Maurice Poore	Director	September 28, 2015
/s/ CECIL T. SANDIFER, JR. Cecil T. Sandifer, Jr.	Director	September 28, 2015