Form 10-Q
period 2015-09-30
Oconee Federal Financial Corp.
filed 2015-11-16
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-35033

Oconee Federal Financial Corp.

(Exact Name of Registrant as Specified in Charter)

Federal	32-0330122
(State of Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

201 East North Second Street, Seneca, South Carolina	29678
(Address of Principal Executive Officers)	(Zip Code)

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

There were 5,882,140 shares of Common Stock, par value $.01 per share, outstanding as of November 16, 2015.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	September 30, 2015	June 30, 2015
	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$4,201	$4,883
Interest-earning deposits	11,951	21,309
Total cash and cash equivalents	16,152	26,192
Securities available-for-sale	112,326	111,167
Loans	304,604	309,267
Allowance for loan losses	(1,011)	(1,008)
Net loans	303,593	308,259
Loans held for sale	-	118
Premises and equipment, net	7,015	7,058
Real estate owned, net	1,682	2,092
Accrued interest receivable
Loans	1,087	1,077
Investments	398	312
Restricted equity securities	440	440
Bank owned life insurance	17,152	9,044
Goodwill	2,593	2,593
Core deposit intangible	838	874
Loan servicing rights	1,332	1,396
Deferred tax assets	2,723	3,766
Other assets	1,201	1,191
Total assets	$468,532	$475,579

LIABILITIES
Deposits
Noninterest bearing	$20,969	$20,254
Interest bearing	364,343	373,839
Total deposits	385,312	394,093
Accrued interest payable and other liabilities	916	696
Total liabilities	386,228	394,789

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,882,140 shares outstanding	65	65
Treasury stock, $0.01 par value, 589,899 shares	(6)	(6)
Additional paid-in capital	13,470	13,354
Retained earnings	69,804	68,950
Accumulated other comprehensive income (loss)	468	(26)
Unearned ESOP shares	(1,497)	(1,547)
Total shareholders' equity	82,304	80,790
Total liabilities and shareholders' equity	$468,532	$475,579

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014
Interest and dividend income:
Loans, including fees	$3,883	$2,886
Securities, taxable	390	381
Securities, tax-exempt	88	36
Interest-earning deposits and other	16	7
Total interest income	4,377	3,310

Interest expense:
Deposits	288	308
Total interest expense	288	308

Net interest income	4,089	3,002

Provision for loan losses	145	-
Net interest income after provision for loan losses	3,944	3,002

Noninterest income:
Service charges on deposit accounts	119	18
Income on bank owned life insurance	112	67
Mortgage banking income	96	-
Gain on sales of securities	9	5
Gain on disposition of purchase credit impaired loans	719	-
Change in loan servicing asset	(64)	-
Other	2	-
Total noninterest income	993	90

Noninterest expense:
Salaries and employee benefits	1,489	910
Occupancy and equipment	360	167
Data processing	149	67
Professional and supervisory fees	251	113
Office expense	41	43
Advertising	37	23
FDIC deposit insurance	55	38
Provision for real estate owned and related expenses	106	19
Loss on sales of real estate owned	69	8
Other	153	95
Total noninterest expense	2,710	1,483

Income before income taxes	2,227	1,609
Income tax expense	785	565

Net income	$1,442	$1,044

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	$783	$(243)
Tax effect	(283)	92
Reclassification adjustment for gains realized in net income	(9)	(5)
Tax effect	3	2
Total other comprehensive gain (loss)	494	(154)

Comprehensive income	$1,936	$890

Basic net income per share: (Note 2)	$0.25	$0.18
Diluted net income per share: (Note 2)	$0.25	$0.18
Dividends declared per share:	$0.10	$0.10

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at July 1, 2014	$64	$(6)	$12,186	$66,705	$(147)	$(1,821)	$76,981
Net income	-	-	-	1,044	-	-	1,044
Other comprehensive loss	-	-	-	-	(154)	-	(154)
Stock-based compensation expense	-	-	66	-	-	-	66
Dividends (1)	-	-	-	(583)	-	-	(583)
ESOP shares earned	-	-	29	-	-	48	77
Balance at September 30, 2014	$64	$(6)	$12,281	$67,166	$(301)	$(1,773)	$77,431

Balance at July 1, 2015	$65	$(6)	$13,354	$68,950	$(26)	$(1,547)	$80,790
Net income	-	-	-	1,442	-	-	1,442
Other comprehensive income	-	-	-	-	494	-	494
Stock-based compensation expense	-	-	76	-	-	-	76
Dividends (2)	-	-	-	(588)	-	-	(588)
ESOP shares earned	-	-	40	-	-	50	90
Balance at September 30, 2015	$65	$(6)	$13,470	$69,804	$468	$(1,497)	$82,304

(1)	Cash dividends declared on July 24, 2014 were paid on August 21, 2014.
(2)	Cash dividends declared on July 30, 2015 were paid on August 27, 2015.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities
Net income	$1,442	$1,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	145	-
Provision for real estate owned	95	-
Depreciation and amortization, net	325	221
Deferred loan (costs) fees, net	(92)	17
Deferred income tax expense	765	22
Loss on sale of real estate owned	69	8
Change in loan servicing asset	64	-
Gain on sales of securities	(9)	(5)
Mortgage loans originated for sale	(1,749)	-
Mortgage loans sold	1,907	-
Gain on sales of mortgage loans	(40)	-
Increase in cash surrender value of bank owned life insurance	(112)	(67)
Gain on disposition of purchase credit impaired loans	(719)	-
ESOP compensation expense	90	77
Stock-based compensation expense	76	66
Net change in operating assets and liabilities:
Accrued interest receivable	(96)	(128)
Accrued interest payable	(3)	(309)
Other	217	622
Net cash provided by operating activities	2,375	1,568

Cash Flows From Investing Activities
Purchases of premises and equipment	(72)	(84)
Purchases of securities available-for-sale	(5,738)	(3,399)
Proceeds from maturities, paydowns and calls of securities available-for-sale	4,022	3,323
Proceeds from sales of securities available-for-sale	1,164	1,501
Purchases of bank owned life insurance	(8,000)	-
Proceeds from sale of real estate owned	1,299	199
Loan originations and repayments, net	4,279	(3,059)
Net cash used in investing activities	(3,046)	(1,519)

Cash Flows from Financing Activities
Net change in deposits	(8,781)	(3,067)
Dividends paid	(588)	(583)
Net cash used in financing activities	(9,369)	(3,650)

Change in cash and cash equivalents	(10,040)	(3,601)

Cash and cash equivalents, beginning of year	26,192	11,890
Cash and cash equivalents, end of period	$16,152	$8,289

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

On December 1, 2014, the Company acquired Stephens Federal Bank. The consolidated financial statements at September 30, 2015 and June 30, 2015 and for the three months ended September 30, 2015 are reflective of the addition of Stephens Federal Bank’s assets and liabilities.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2015 and June 30, 2015 and the results of operations and cash flows for the interim periods ended September 30, 2015 and 2014. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended
	September 30, 2015	September 30, 2014
Earnings per share
Net income	$1,442	$1,044
Less: distributed earnings allocated to participating securities	(6)	(7)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(9)	(5)
Net earnings available to common shareholders	$1,427	$1,032

Weighted average common shares outstanding including participating securities	5,882,140	5,834,395
Less: participating securities	(62,502)	(67,699)
Less: average unearned ESOP shares	(151,172)	(179,111)
Weighted average common shares outstanding	5,668,466	5,587,585

Basic earnings per share	$0.25	$0.18

Weighted average common shares outstanding	5,668,466	5,587,585
Add: dilutive effects of assumed exercises of stock options	70,820	54,644
Average shares and dilutive potential common shares	5,739,286	5,642,229

Diluted earnings per share	$0.25	$0.18

During the three months ended September 30, 2015 and 2014, 15,400 and 7,700 shares, respectively, were considered anti-dilutive as the exercise price was below the average market price for the respective periods.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(3)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at September 30, 2015 and June 30, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value

FHLMC common stock	$20	$159	$-	$179
Certificates of deposit	7,221	21	(13)	7,229
Municipal securities	18,545	103	(75)	18,573
SBA loan pools	1,557	9	-	1,566
U.S. Government agency mortgage-backed securities	60,278	691	(254)	60,715
U.S. Government agency bonds	23,972	125	(33)	24,064
Total available-for-sale	$111,593	$1,108	$(375)	$112,326

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value

FHLMC common stock	$20	$160	$-	$180
Certificates of deposit	7,221	29	(8)	7,242
Municipal securities	13,574	11	(152)	13,433
SBA loan pools	2,249	17	-	2,266
U.S. Government agency mortgage-backed securities	64,177	488	(523)	64,142
U.S. Government agency bonds	23,967	80	(143)	23,904
Total available-for-sale	$111,208	$785	$(826)	$111,167

Securities pledged at September 30, 2015 and June 30, 2015 had carrying amounts of $6,001 and $5,951, respectively. These securities were pledged to secure public deposits.

At September 30, 2015 and June 30, 2015, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at September 30, 2015 and June 30, 2015. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
September 30, 2015

Certificates of deposit	$2,726	$(13)	11	$-	$-	-	$2,726	$(13)	11
Municipal securities	6,691	(68)	17	530	(7)	1	7,221	(75)	18
SBA loan pools	-	-	-	-	-	-	-	-	-
U.S. Government agency mortgage-backed securities	7,355	(35)	6	11,118	(219)	12	18,473	(254)	18
U.S. Government agency bonds	1,984	(4)	1	4,966	(29)	3	6,950	(33)	4
	$18,756	$(120)	35	$16,614	$(255)	16	$35,370	$(375)	51

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2015

Certificates of deposit	$1,737	$(6)	7	$247	$(2)	1	$1,984	$(8)	8
Municipal securities	10,472	(152)	30	-	-	-	10,472	(152)	30
SBA loan pools	-	-	-	-	-	-	-	-	-
U.S. Government agency mortgage-backed securities	18,981	(195)	15	11,521	(328)	12	30,502	(523)	27
U.S. Government agency bonds	6,951	(68)	4	4,920	(75)	3	11,871	(143)	7
	$38,141	$(421)	56	$16,688	$(405)	16	$54,829	$(826)	72

(1)	Actual amounts.

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

None of the unrealized losses at September 30, 2015 were recognized into net income for the three months ended September 30, 2015 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2015 were recognized as having OTTI during the three months ended September 30, 2015.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2015 and June 30, 2015 by contractual maturity. FHLMC common stock is not presented in this table.

	September 30, 2015		June 30, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$2,997	$3,006	$1,244	$1,249
Due from one to five years	15,526	15,602	22,156	22,042
Due from six to ten years	24,508	24,543	11,450	11,412
Due after ten years	6,707	6,714	9,912	9,876
Mortgage-backed securities (1)	61,835	62,282	66,426	66,408
Total	$111,573	$112,147	$111,188	$110,987

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2014
Proceeds	$1,164	$1,501
Gross gains	9	5
Gross losses	-	-

The tax provision related to these net realized gains was $3 and $2 for the three months ended September 30, 2015 and 2014, respectively.

(4)	LOANS

The components of loans at September 30, 2015 and June 30, 2015 were as follows:

	September 30, 2015	June 30, 2015
Real estate loans:
One-to-four family	$254,980	$256,321
Multi-family	2,508	2,574
Home equity	7,721	8,198
Nonresidential	22,590	21,685
Agricultural	3,638	4,164
Construction and land	12,180	14,590
Total real estate loans	303,617	307,532
Commercial and industrial	160	184
Consumer and other loans	2,023	2,745
Total loans	305,800	310,461
Deferred net loan fees	(1,196)	(1,194)
Total loans net of deferred loan fees	$304,604	$309,267

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2015 by portfolio segment:

Three Months Ended September 30, 2015	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$910	$111	$(140)	$-	$881
Multi-family	4	-	-	-	4
Home equity	1	19	-	-	20
Nonresidential	55	13	-	-	68
Agricultural	4	-	-	-	4
Construction and land	25	(6)	-	-	19
Total real estate loans	999	137	(140)	-	996
Commercial and industrial	-	8	-	-	8
Consumer and other loans	9	-	(2)	-	7
Total loans	$1,008	$145	$(142)	$-	$1,011

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2015:

	Ending Allowance on Loans:			Loans:
At September 30, 2015	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
	Non-PCI	PCI (1)		Non-PCI	PCI (1)
Real estate loans:
One-to-four family	$92	$4	$785	$2,092	$2,422	$250,461
Multi-family	-	-	4	-	-	2,508
Home equity	19	-	1	60	-	7,665
Nonresidential	-	12	56	-	2,344	20,246
Agricultural	-	-	4	-	946	2,692
Construction and land	-	1	18	-	555	11,625
Total real estate loans	111	17	868	2,152	6,267	295,197
Commercial and industrial	-	-	8	-	-	160
Consumer and other loans	7	-	-	10	-	2,014
Total loans	$118	$17	$876	$2,162	$6,267	$297,371

(1)	“Purchase Credit Impaired” (or “PCI”) loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2014 by portfolio segment:

Three Months Ended September 30, 2014	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$736	$35	$-	$-	$771
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	52	-	-	-	52
Agricultural	-	-	-	-	-
Construction and land	59	(33)	-	-	26
Total real estate loans	852	2	-	-	854
Commercial and industrial	-	-	-	-	-
Consumer and other loans	3	(2)	-	-	1
Total loans	$855	$-	$-	$-	$855

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2015:

	Ending Allowance on Loans:			Loans:
At June 30, 2015	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
	Non-PCI	PCI (1)		Non-PCI	PCI (1)
Real estate loans:
One-to-four family	$197	$6	$707	$2,665	$2,778	$250,877
Multi-family	-	-	4	-	-	2,574
Home equity	-	-	1	-	-	8,198
Nonresidential	-	10	45	-	2,627	19,058
Agricultural	-	-	4	-	1,441	2,723
Construction and land	-	-	25	-	599	13,991
Total real estate loans	197	16	786	2,665	7,445	297,421
Commercial and industrial	-	-	-	-	-	184
Consumer and other loans	7	-	2	7	-	2,738
Total loans	$204	$16	$788	$2,672	$7,445	$300,343

(1)	PCI loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2015 and June 30, 2015, including the average recorded investment balance and interest earned for the three months ended September 30, 2015 and year ended June 30, 2015:

	September 30, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$3,962	$3,090	$-	$3,247	$46
Multi-family	-	-	-	-	-
Home equity	247	37	-	19	-
Nonresidential	3,553	1,929	-	1,618	25
Agricultural	1,819	946	-	1,194	24
Construction and land	399	218	-	409	22
Total real estate loans	9,980	6,220	-	6,486	117
Commercial and industrial	-	-	-	-	-
Consumer and other loans	3	2	-	1	-
Total loans	$9,983	$6,222	$-	$6,487	$117

With recorded allowance:
Real estate loans:
One-to-four family	$1,544	$1,429	$96	$1,736	$14
Multi-family	-	-	-	-	-
Home equity	21	19	19	10	-
Nonresidential	566	415	12	867	6
Agricultural	-	-	-	-	-
Construction and land	785	337	1	169	-
Total real estate loans	2,916	2,200	128	2,781	20
Commercial and industrial	-	-	-	-	-
Consumer and other loans	8	7	7	-	-
Total loans	$2,924	$2,207	$135	$2,781	$20

Totals:
Real estate loans	$12,896	$8,420	$128	$9,267	$137
Consumer and other loans	11	9	7	1	-
Total loans	$12,907	$8,429	$135	$9,268	$137

The unpaid principal balance and recorded investment in PCI loans was $10,745 and $6,267, respectively, at September 30, 2015.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	June 30, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$4,651	$3,403	$-	$1,889	$92
Multi-family	-	-	-	-	-
Home equity	207	-	-	-	-
Nonresidential	2,830	1,307	-	654	39
Agricultural	2,893	1,441	-	721	45
Construction and land	1,271	599	-	300	23
Total real estate loans	11,852	6,750	-	3,564	199
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$11,852	$6,750	$-	$3,564	$199

With recorded allowance:
Real estate loans:
One-to-four family	$2,082	$2,042	$203	$1,658	$28
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	1,938	1,319	10	660	25
Agricultural	-	-	-	-	-
Construction and land	-	-	-	-	-
Total real estate loans	4,020	3,361	213	2,318	53
Commercial and industrial	-	-	-	-	-
Consumer and other loans	9	7	7	-	-
Total	$4,029	$3,368	$220	$2,318	$53

Totals:
Real estate loans	$15,872	$10,111	$213	$5,882	$252
Consumer and other loans	9	7	7	-	-
Total	$15,881	$10,118	$220	$5,882	$252

The unpaid principal balance and recorded investment in PCI loans was $13,209 and $7,445, respectively, at June 30, 2015.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the carrying amount of those loans at September 30, 2015 and June 30, 2015:

PCI Loans, net of related discounts:
	September 30, 2015	June 30, 2015
Real estate loans:
One-to-four family	$2,418	$2,772
Multi-family	-	-
Home equity	-	-
Nonresidential	2,332	2,617
Agricultural	946	1,441
Construction and land	554	599
Total real estate loans	6,250	7,429
Commercial and industrial	-	-
Consumer and other loans	-	-
Total loans	$6,250	$7,429

Carrying amounts listed above are net of an allowance for loan losses of $17 and $16 at September 30, 2015 and June 30, 2015, respectively.

The following table presents the changes in the carrying value and the accretable yield on purchased credit impaired loans for the three months ended September 30, 2015:

	Three Months Ended September 30, 2015
	Accretable Yield	Carrying Value
Balance at beginning of year	$(694)	$7,429
Subsequent adjustments	-	-
Liquidations	118	(1,146)
Reductions from payments	-	(32)
Accretion	124	-
Reclassification from nonaccretable to accretable	(48)	-
Change in the allowance	-	(1)
Balance at end of period	$(500)	$6,250

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Income is not recognized on PCI loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amount of such loans at September 30, 2015 is as follows:

September 30, 2015
Balance at beginning of year	$2,798
Additions	74
Reductions from payments and liquidations	(585)
Balance at end of period	$2,287

No income was recognized for the three months ended September 30, 2015 on the cost recovery basis.

The following tables present the aging of past due loans as well as nonaccrual loans. Nonaccrual loans and accruing loans past due 90 days or more include both smaller balance homogenous loans that are collectively evaluated for impairment and individually evaluated for impairment. Separate tables are presented to show the aging of total past due loans and the aging of past due PCI loans only.

Total past due loans and nonaccrual loans at September 30, 2015:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
September 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$5,788	$1,586	$907	$8,281	$246,699	$254,980	$1,339	$-
Multi-family	-	-	-	-	2,508	2,508	-	-
Home equity	141	-	58	199	7,522	7,721	57	-
Nonresidential	106	58	1,145	1,309	21,281	22,590	1,145	-
Agricultural	-	-	-	-	3,638	3,638	481	-
Construction and land	87	94	25	206	11,974	12,180	25	-
Total real estate loans	6,122	1,738	2,135	9,995	293,622	303,617	3,047	-
Commercial and industrial	-	-	-	-	160	160	-	-
Consumer and other loans	2	1	-	3	2,020	2,023	2	-
Total loans	$6,124	$1,739	$2,135	$9,998	$295,802	$305,800	$3,049	$-

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

PCI past due and nonaccrual loans at September 30, 2015:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
September 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$156	$-	$480	$636	$1,788	$2,424	$636	$-
Home equity	-	-	-	-	-	-	-	-
Nonresidential	-	58	1,145	1,203	1,140	2,343	1,145	-
Agricultural	-	-	-	-	945	945	481	-
Construction and land	13	-	25	38	517	555	25	-
Total loans	$169	$58	$1,650	$1,877	$4,390	$6,267	$2,287	$-

PCI loans for which the Company cannot reasonably estimate the amount and timing of future cash flows are classified as nonaccrual.

Total past due and nonaccrual loans by portfolio segment at June 30, 2015:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
June 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$5,871	$1,243	$2,311	$9,425	$246,896	$256,321	$2,311	$-
Multi-family	-	-	-	-	2,574	2,574	-	-
Home equity	49	-	-	49	8,149	8,198	-	-
Nonresidential	229	313	1,108	1,650	20,035	21,685	1,379	-
Agricultural	-	-	-	-	4,164	4,164	487	-
Construction and land	78	-	-	78	14,512	14,590	-	-
Total real estate loans	6,227	1,556	3,419	11,202	296,330	307,532	4,177	-
Commercial and industrial	-	-	-	-	184	184	-	-
Consumer and other loans	1	1	-	2	2,743	2,745	-	-
Total loans	$6,228	$1,557	$3,419	$11,204	$299,257	$310,461	$4,177	$-

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

PCI past due and nonaccrual loans at June 30, 2015:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
June 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$237	$-	$932	$1,169	$1,609	$2,778	$932	$-
Home equity	-	-	-	-	-	-	-	-
Nonresidential	14	313	1,108	1,435	1,192	2,627	1,379	-
Agricultural	-	-	-	-	1,441	1,441	487	-
Construction and land	-	-	-	-	599	599	-	-
Total loans	$251	$313	$2,040	$2,604	$4,841	$7,445	$2,798	$-

PCI loans for which the Company cannot reasonably estimate the amount and timing of future cash flows are classified as nonaccrual.

Troubled Debt Restructurings:

At September 30, 2015 and June 30, 2015, total loans that have been modified as troubled debt restructurings were $481 and $487, respectively, which consisted of one agricultural loan and one home equity line of credit. These loans were PCI loans recorded initially at fair value. No additional allowance has been specifically reserved for these loans. Additionally, there were no commitments to lend any additional amounts under either loan or any payment default on any loan after the modification. There were no troubled debt restructurings during the three months ended September 30, 2015.

Loan Grades:

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

The Company has historically originated residential mortgage loans with loan-to-value ratios of up to 75% for manufactured or modular homes. The Company no longer offers residential mortgage loans for manufactured or modular homes as of December 1, 2014. However, renewals of existing performing credits that meet the Company’s underwriting requirements will be considered. The Company requires lower loan-to-value ratios for manufactured and modular homes because such homes tend to depreciate over time. Manufactured or modular homes must be permanently affixed to a lot to make them more difficult to move without the Company’s permission. Such homes must be "de-titled" by the State of South Carolina or Georgia so that they are taxed and must be transferred as residential homes rather than vehicles. The Company also obtains a mortgage on the real estate to which such homes are affixed. Loans for manufactured or modular homes represent less than 2% of our portfolio of one-to-four family loans.

Multi-family: Multi-family real estate loans generally have a maximum term of five years with a 30 year amortization period and a final balloon payment and are secured by properties containing five or more units in the Company's market area. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. The Company's underwriting analysis includes considering the borrower's expertise and requires verification of the borrower's credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.

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

Nonresidential Real Estate: Nonresidential loans include those secured by real estate mortgages on churches, owner-occupied and non-owner-occupied commercial buildings of various types, retail and office buildings, hotels, and other business and industrial properties. The nonresidential real estate loans that the Company originates generally have terms of five to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75%.

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

The Company considers a number of factors in originating nonresidential real estate loans. The Company evaluates the qualifications and financial condition of the borrower, including credit history, cash flows, the applicable business plan, the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with the Company and other financial institutions. In evaluating the property securing the loan, the factors the Company considers include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). For church loans, the Company also considers the length of time the church has been in existence, the size and financial strength of the denomination with which it is affiliated, attendance figures and growth projections and current and pro forma operating budgets. The collateral underlying all nonresidential real estate loans is appraised by outside independent appraisers approved by our board of directors. Personal guarantees may be obtained from the principals of nonresidential real estate borrowers, and in the case of church loans, guarantees from the applicable denomination may be obtained.

Agricultural: These loans are secured by farmland and related improvements in the Company’s market area. These loans generally have terms of five to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of these loans is generally 75%. The Company is managing a small number of these loans in our portfolio. We continue to closely monitor our existing relationships.

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

The Company also makes interim construction loans for nonresidential properties. In addition, the Company occasionally makes loans for the construction of homes "on speculation," but the Company generally permits a borrower to have only one such loan at a time. These loans generally have a maximum term of eight months, and upon completion of construction convert to conventional amortizing nonresidential real estate loans. These construction loans have rates and terms comparable to permanent loans secured by property of the type being constructed that we originate. The maximum loan-to-value ratio of these construction loans is 80%.

Commercial and Industrial Loans: As a result of the Stephens Federal Bank acquisition, the Company acquired commercial and industrial loans. These loans are offered to businesses and professionals in the Company’s market area. These loans generally have short and medium terms on both a collateralized and uncollateralized basis. The structure of these loans are largely determined by the loan purpose and collateral. Sources of collateral can include a lien on furniture, fixtures,

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

equipment, inventory, receivables and other assets of the company. A UCC-1 is typically filed to perfect our lien on these assets.

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

Consumer and Other Loans: The Company offers installment loans for various consumer purposes, including the purchase of automobiles, boats, and for other legitimate personal purposes. The maximum terms of consumer loans is 18 months for unsecured loans and 18 to 60 months for loans secured by a vehicle, depending on the age of the vehicle. The Company generally only extends consumer loans to existing customers or their immediate family members, and these loans generally have relatively low balances.

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

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables. Separate tables are presented to show the risk grade of loans that have been acquired.

Total loans by risk grade and portfolio segment at September 30, 2015:

September 30, 2015	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$239,223	$9,616	$1,623	$4,518	$-	$254,980
Multi-family	2,508	-	-	-	-	2,508
Home equity	7,306	186	173	56	-	7,721
Nonresidential	14,470	4,232	1,544	2,344	-	22,590
Agricultural	1,274	416	1,002	946	-	3,638
Construction and land	10,092	1,052	480	556	-	12,180
Total real estate loans	274,873	15,502	4,822	8,420	-	303,617
Commercial and industrial	145	15	-	-	-	160
Consumer and other loans	2,010	-	4	9	-	2,023
Total loans	$277,028	$15,517	$4,826	$8,429	$-	$305,800

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Total loans by risk grade and portfolio segment at June 30, 2015:

June 30, 2015	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$242,399	$6,909	$1,568	$5,445	$-	$256,321
Multi-family	2,574	-	-	-	-	2,574
Home equity	7,840	184	174	-	-	8,198
Nonresidential	13,226	4,275	1,558	2,355	271	21,685
Agricultural	1,295	423	1,005	1,441	-	4,164
Construction and land	12,586	920	485	599	-	14,590
Total real estate loans	279,920	12,711	4,790	9,840	271	307,532
Commercial and industrial	169	15	-	-	-	184
Consumer and other loans	2,725	6	7	7	-	2,745
Total loans	$282,814	$12,732	$4,797	$9,847	$271	$310,461

(5)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Real Estate Owned:

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and June 30, 2015 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
	September 30, 2015		June 30, 2015
Financial assets:
Securities available-for-sale	$112,147	$179	$110,987	$180
Loan servicing rights	-	1,332	-	1,396
Total financial assets	$112,147	$1,511	$110,987	$1,576

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at September 30, 2015 and June 30, 2015:

	Fair Value Measurements
	(Level 3)	(Level 3)
	September 30, 2015	June 30, 2015
Impaired real estate loans, with specific allocations:
One-to-four family	$1,333	$1,839
Nonresidential	403	1,309
Construction and land	336	-
Total financial assets	2,072	3,148
Non-financial assets:
Real estate owned, net:
One-to-four family	956	1,335
Nonresidential	556	365
Construction and land	170	392
Total non-financial assets	1,682	2,092
Total assets measured at fair value on a non-recurring basis	$3,754	$5,240

The Company's impaired loans at September 30, 2015 and June 30, 2015 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of these loans were $2,072 and $3,148, respectively, which consisted of valuation allowances of $134 and $220, respectively. Not shown in the table above,

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

there were recorded investments of $19 of home equity loans and $7 of consumer and other loans that were impaired with valuation allowances of $19 and $7, respectively, at September 30, 2015. At June 30, 2015, there were recorded investments of $7 thousand in consumer and other loans for which a valuation allowance of $7 was allocated. The impact to the provision for loan losses from the change in the valuation allowance for the three months ended September 30, 2015 and 2014 was an increase of $30 and a decrease of $7, respectively.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at September 30, 2015 and June 30, 2015 were $1,682 and $2,092 and $179 and $84, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell were $95 and $0 for the three months ended September 30, 2015 and 2014, respectively.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the three months ended September 30, 2015 and 2014:

	Fair Value Measurements			Fair Value
	(Level 3)			(Level 3)
	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	FHLMC Common Stock	Loan Servicing Rights	Total	FHLMC Common Stock
Balance at beginning of year:	$180	$1,396	$576	$314
Purchases	—	—	—	—
Change in fair value	(1)	(64)	(65)	(99)
Balance at end of period:	$179	$1,332	$1,511	$215

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2015 and June 30, 2015.

	Level 3 Quantitative Information
	September 30, 2015	June 30, 2015	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Impaired real estate loans net, with specific allocations:
One-to-four family	$1,333	$1,839	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Nonresidential	403	1,309	Discounted cash flows	Discount rate, estimated timing of cash flows

Construction and land	336	—	Discounted cash flows	Discount rate, estimated timing of cash flows

Real estate owned net:
One-to-four family	$956	$1,335	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Nonresidential	556	365	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Construction and land	170	392	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2015 and June 30, 2015 are summarized below:

	September 30, 2015
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$112,326	$-	$112,147	$179	$112,326
Loans, net	303,593	-	-	305,305	305,305
Loans held for sale (2)	-	-	-	-	-
Loan servicing rights	1,332	-	-	1,332	1,332
Restricted equity securities (1)	440	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$385,312	$138,966	$246,435	$-	$385,401

	June 30, 2015
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$111,167	$-	$110,987	$180	$111,167
Loans, net	308,259	-	-	310,116	310,116
Loans held for sale (2)	118	-	-	118	118
Loan servicing rights	1,396	-	-	1,396	1,396
Restricted equity securities (1)	440	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$394,093	$137,618	$256,681	$-	$394,299

(1)	It is not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.
(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 2 classification.

(6)	EMPLOYEE STOCK OWNERSHIP PLAN

Employees participate in an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed from the Company to purchase 248,842 shares of the Company’s common stock at $10 per share during 2011. The Company makes discretionary contributions to the ESOP and pays dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts. Participants receive the shares at the end of employment.

No contributions to the ESOP were made during the three months ended September 30, 2015. The expense recognized for the three months ended September 30, 2015 and 2014 was $90 and $77, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at September 30, 2015 and June 30, 2015 were as follows:

	September 30, 2015	June 30, 2015
Committed to be released to participants	14,906	9,938
Allocated to participants	85,248	85,248
Unearned	148,688	153,656
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$2,974	$2,827

(7)	STOCK BASED COMPENSATION

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity for the three months ended September 30, 2015:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - July 1, 2015	248,686	$12.02
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - September 30, 2015	248,686	$12.02	6.71	$1,985
Fully vested and exercisable at September 30, 2015	127,741	$11.63	6.71	$1,069
Expected to vest in future periods	120,945
Fully vested and expected to vest - September 30, 2015	248,686	$12.02	6.71	$1,985

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $20.00 per share on September 30, 2015.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 21,835 and 32,105 options that were earned during the three months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense for stock options for the three months ended September 30, 2015 and 2014 was $12 and $11, respectively. Total unrecognized compensation cost related to stock options was $119 at September 30, 2015 and is expected to be recognized over a weighted-average period of 3.0 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2015:

September 30, 2015
Balance - beginning of year	62,502
Granted	-
Forfeited	-
Vested	-
Balance - end of period	62,502
Weighted average grant date fair value	$13.15

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on April 27, 2012 was $11.58 per share or $1,009. The weighted-average grant date fair value of restricted stock granted on November 13, 2013 was $17.16 per share or $216. The weighted-average grant date fair value of restricted stock granted on January 23, 2015 was $20.01 per share or $252. Stock-based compensation expense for restricted stock included in noninterest expense for the three months ended September 30, 2015 and 2014 was $63 and $60, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $745 at September 30, 2015 and is expected to be recognized over a weighted-average period of 2.8 years.

(8)	LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.

The principal balances of those loans at September 30, 2015 are as follows:

	September 30, 2015	June 30, 2015
Mortgage loan portfolio serviced for:
FHLMC	$136,901	$141,195

Custodial escrow balances maintained in connection with serviced loans were $1,081 and $986 at September 30, 2015 and June 30, 2015.

Activity for loan servicing rights for the three months ended September 30, 2015 is as follows:

September 30, 2015

Loan servicing rights:
Beginning of period:	$1,396
Additions	-
Change in fair value	(64)
End of period:	$1,332

Fair value at September 30, 2015 was determined using a discount rate of 9.50%, prepayment speed assumptions ranging from 7.0% to 19.8% Conditional Prepayment Rate “CPR” depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(9)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended September 30, 2015 and 2014 is as follows:

	September 30, 2015	September 30, 2014
Cash paid during the period for:
Interest paid	$291	$309
Income taxes paid	$1,520	$100
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$1,053	$59

(10)	SUBSEQUENT EVENTS

On October 29, 2015, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend is payable to stockholders of record as of November 12, 2015, and will be paid on or about November 27, 2015.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

•	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	increased competition among depository and other financial institutions;

•	our ability to attract and maintain deposits, including attracting and maintaining deposits from former depositors of Stephens Federal Bank and introducing new deposit products;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

•	risks related to high concentration of loans secured by real estate located in our market areas;

•	changes in the level of government support of housing finance;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	the integration of our business with that of Stephens Federal Bank may not be successful, or such integration may take longer to accomplish than expected;

•	the growth opportunities and cost savings from the acquisition of Stephens Federal Bank may not be fully realized or may take longer to realize than expected;

•	our ability to manage increased expenses following the acquisition of Stephens Federal Bank, including salary and employee benefit expenses, occupation expenses, additional provisions related to loans acquired from Stephens Federal Bank and expenses related to foreclosed real estate acquired from Stephens Federal Bank;

•	operating costs, customer losses and business disruption following the acquisition of Stephens Federal Bank, including adverse effects of relationships with employees, may be greater than expected;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	our reliance on a small executive staff;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

•	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2015, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2015 and June 30, 2015

Our total assets decreased by $7.1 million, or 1.5%, to $468.5 million at September 30, 2015 from $475.6 million at June 30, 2015. The decrease reflects the decrease in our total deposits of $8.8 million, or 2.2%, to $385.3 million at September 30, 2015 from $394.1 million at June 30, 2015. Total cash and cash equivalents decreased $10.0 million, or 38.2%, to $16.2 million at September 30, 2015 from $26.2 million at June 30, 2015. The decrease in cash and cash equivalents is primarily reflective of the decrease in deposits and the purchase of bank owned life insurance, net of cash received from operations and the decline in our total loans. Bank owned life insurance increased $8.1 million, or 90.0%, to $17.2 million at September 30, 2015 from $9.0 million at June 30, 2015. We purchased an additional $8.0 million in bank owned life insurance on certain employees of the Company during the three months ended September 30, 2015. Securities available-for-sale increased modestly to $112.3 million at September 30, 2015 from $111.2 million at June 30, 2015 due to new securities purchases and an increase in the unrealized gains on securities at September 30, 2015.

Total gross loans decreased by $4.6 million, or 1.5%, to $305.8 million at September 30, 2015 from $310.5 million at June 30, 2015. A portion of this decrease, $1.1 million, was from the liquidation and foreclosure of PCI loans during the three months ended September 30, 2015 that we acquired from the Stephens Federal Bank acquisition. An additional $786 thousand in originated loans were foreclosed on during the three months ended September 30, 2015. The remaining $2.7 million decrease in loans is reflective of the seasonally slower loan demand in our market area as well as normal loan payment amortization.

Deposits decreased $8.8 million, or 2.2%, to $385.3 million at September 30, 2015 from $394.1 million at June 30, 2015. The decline in our deposits reflected a decrease in certificates of deposit of $10.2 million, which was offset partially by an increase in NOW and demand deposits and money market deposits of $2.1 million. Money market deposits increased $1.5 million to $19.0 million at September 30, 2015 from $17.5 million at June 30, 2015. The increase in money market deposits is reflective of a slight increase in our money market rates that we offered during the three months ended September 30, 2015. We believe the decline in our certificates of deposit is reflective of depositors moving their deposits into higher yielding investments in the market.

Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2015.

We had no advances from the Federal Home Loan Bank of Atlanta as of September 30, 2015 or June 30, 2015. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets (as of September 30, 2015), or approximately $51.5 million.

Total shareholders’ equity increased $1.5 million, or 1.9%, to $82.3 million at September 30, 2015 compared to $80.8 million at June 30, 2015. The increase in total shareholders’ equity is primarily reflective of net income of $1.4 million, net of dividends paid of $588 thousand, and other comprehensive income of $494 thousand for the three months ended September 30, 2015.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,339	$2,311
Home equity	57	-
Nonresidential	1,145	1,379
Agricultural	481	487
Construction and land	25	-
Total real estate loans	3,047	4,177
Consumer and other loans	2	-
Total nonaccrual loans	$3,049	$4,177
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	$-	$-
Total of nonaccrual and 90 days or more past due loans (1)	$3,049	$4,177
Real estate owned, net:
One-to-four family	$956	$1,335
Nonresidential	556	365
Construction and land	170	392
Total nonperforming assets	$4,731	$6,269

Troubled debt restructurings	$481	$487
Troubled debt restructurings and total nonperforming assets	$5,212	$6,756

Total nonperforming loans to total loans	1.00%	1.35%
Total nonperforming assets to total assets	1.11%	1.42%
Total nonperforming assets to loans and real estate owned	1.70%	2.16%

(1)	There were no loans past due 90 days or more and still accruing at September 30, 2015 and June 30, 2015.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $37 thousand and $33 thousand for the three months ended September 30, 2015 and 2014, respectively. Interest of $5 thousand and $64 thousand was recognized on these loans and is included in net income for the three months ended September 30, 2015 and 2014, respectively.

Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $18 thousand and $0 for the three months ended September 30, 2015 and 2014, respectively. No interest was recognized on trouble debt restructured loans.

The decrease in nonperforming loans to total loans is reflective of continued improvement in asset quality and the successful liquidation through sale or payoff during the three months ended September 30, 2015 of $880 thousand in PCI loans that were nonperforming. The net decline in our real estate owned of $410 thousand, or 19.5%, to $1.7 million at September 30, 2015 from $2.1 million at June 30, 2015 improved our ratio of nonperforming assets to total assets and nonperforming assets to loans and real estate owned to 1.11% and 1.70%, respectively, from 1.42% and 2.16%, respectively at June 30, 2015.

Analysis of Net Interest Margin

The following table sets forth average balance sheets, average annualized yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to income.

	For the Three Months Ended
	September 30, 2015				September 30, 2014
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$306,428		$3,883	5.07%	$233,035		$2,886	4.95%
Investment securities	95,913		390	1.63	97,122		381	1.57
Investment securities, tax-free	15,958		88	2.21	5,911		36	2.44
Interest-earning deposits	15,251		16	0.42	12,726		7	0.22
Total interest-earning assets	433,550		4,377	4.04	348,794		3,310	3.80
Noninterest-earning assets	38,554				9,499
Total assets	$472,104				$358,293

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
NOW and demand deposits	$49,339		$17	0.14%	$18,184		$4	0.09%
Money market deposits	17,641		6	0.14	12,605		6	0.20
Regular savings and other deposits	48,718		11	0.09	42,362		38	0.35
Certificates of deposit	250,734		254	0.41	198,946		260	0.52
Total interest-bearing deposits	366,432		288	0.32	272,097		308	0.45
Total interest-bearing liabilities	366,432				272,097
Noninterest bearing deposits	22,978				7,450
Other noninterest-bearing liabilities	709				1,700
Total liabilities	390,119				281,247
Shareholders’ equity	81,985				77,046
Total liabilities and shareholders’ equity	$472,104				$358,293

Net interest income			$4,089				$3,002
Interest rate spread				3.72%				3.35%
Net interest margin				3.77%				3.44%
Average interest-earning assets to average interest-bearing liabilities	1.18	X			1.28	X

Comparison of Operating Results for the Three Months Ended September 30, 2015 and September 30, 2014

General. We reported net income of $1.4 million for the three months ended September 30, 2015 as compared to net income of $1.0 million for the three months ended September 30, 2014. The increase in net income is largely reflective of increases in net interest income before the provision for loan losses and in noninterest income, offset partially by an increase in noninterest expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Net interest income before the provision for loan losses increased $1.1 million, or 36.7%, to $4.1 million from $3.0 million. Noninterest income increased $834 thousand, or 926.7%, to $924 thousand from $90 thousand. Noninterest expense increased by $1.1 million, or 73.3%, to $2.6 million from $1.5 million.

Interest Income. Interest income increased by $1.1 million, or 33.3%, to $4.4 million for the three months ended September 30, 2015 from $3.3 million for the three months ended September 30, 2014. The increase reflected an increase in the yield on interest-earning assets of 24 basis points to 4.04% for the three months ended September 30, 2015 as compared to 3.80% for the three months ended September 30, 2014 and an increase in the average balance of interest-earning assets by $84.8 million, or 24.3%, to $433.6 million for the three months ended September 30, 2015 from $348.8 million for the three months ended September 30, 2014. The increase in the average balance of interest-earning assets was primarily the result of the acquisition of Stephens Federal Bank and the related addition of $94.5 million in loans at fair value. The overall increase in yield is a reflection of higher yields maintained during the three months ended September 30, 2015 on all interest-earning assets as compared to those maintained during the three months ended September 30, 2014.

Interest income on loans increased by $1.0 million, or 34.5%, to $3.9 million for the three months ended September 30, 2015 from $2.9 million for the three months ended September 30, 2014. The increase reflected an increase of $73.4 million, or 31.5%, in the average balance of loans to $306.4 million for the three months ended September 30, 2015 from $233.0 million for the three months ended September 30, 2014 and a slight increase of 12 basis points in the yield on loans to 5.07% from 4.95% for the same periods. The increase in the average balance of our loans is reflective of the aforementioned acquisition of Stephens Federal Bank, and as a result of the acquisition, we obtained loans with slightly higher coupon rates from ours, which had a positive effect of increasing our overall loan portfolio yield. Interest income on investment securities increased by $61 thousand, or 14.6%, to $478 thousand for the three months ended September 30, 2015 from $417 thousand for the three months ended September 30, 2014. The increase reflected an increase in the average balance of securities of $8.9 million, or 8.6%, to $111.9 million for the three months ended September 30, 2015 from $103.0 million for the three months ended September 30, 2014 and an increase of nine basis points in the yield on securities to 1.71% from 1.62%. The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand. The increase in the yield on our investment securities is reflective of our efforts to shift our portfolio concentration to investments in municipal securities, which gives us slightly higher yields. The tax equivalent yield on our municipal securities for the three months ended September 30, 2015 and 2014 was approximately 3.0% and 3.4%, respectively.

Interest Expense. Interest expense decreased by $20 thousand, or 6.5%, to $288 thousand for the three months ended September 30, 2015 from $308 thousand for the three months ended September 30, 2014. The decrease reflected a decrease of 13 basis points in the average rate paid on deposits for the three months ended September 30, 2015 to 0.32% from 0.45% for the three months ended September 30, 2014. The decrease in the average rate paid on deposits more than offset the increase of $94.3 million, or 34.7%, in the average balances of interest-bearing deposits to $366.4 million for the three months ended September 30, 2015 from $272.1 million for the three months ended September 30, 2014. The largest decrease in interest expense came from regular savings and other deposits, which decreased by $27 thousand, or 71.1%, to $11 thousand for the three months ended September 30, 2015 from $38 thousand for the same period in 2014. The decrease is reflective of a decrease in the average rate paid on these deposits of 26 basis points to nine basis points for the three months ended September 30, 2015 compared to 35 basis points for the three months ended September 30, 2014, which more than offset the increase of $6.3 million, or 14.9%, in the average balance of these deposits to $48.7 million for the three months ended September 30, 2015 from $42.4 million for the three months ended September 30, 2014. The increase in the average balance of regular savings and other deposits as well as the average balances of all other interest-bearing deposits is primarily the result of the acquisition of Stephens Federal Bank, which added $139.2 million of deposits.

Net Interest Income. Net interest income before the provision for loan losses increased by $1.1 million, or 36.7%, to $4.1 million for the three months ended September 30, 2015 from $3.0 million for the three months ended September 30, 2014. Our interest rate spread and net interest margin for the three months ended September 30, 2015 increased to 3.72% and 3.77%, respectively, from 3.35% and 3.44%, respectively, for the three months ended September 30, 2014. The increase in interest rate spread and net interest margin are reflective of both higher yields on interest-earning assets and lower costs of funds on interest-bearing liabilities.

Provision for Loan Losses. We recorded a provision for loan losses of $145 thousand for the three months ended September 30, 2015 compared with no provision for the three months ended September 30, 2014. Net charge-offs for the three months ended September 30, 2015 were $142 thousand. Of this amount, $115 thousand was related to one loan identified as an impaired loan at June 30, 2015 with a specific valuation allowance of the same that was foreclosed upon during the three months ended September 30, 2015. There were no charge-offs for the three months ended September 30, 2014. Approximately $30 thousand of our provision was related to an increase in specific valuation allowances on impaired loans. The remaining $115 thousand of our provision is related to an increase in our general valuation allowance. The increase in the general valuation allowance is a result of an increase in net charge-offs for the three months ended September 30, 2015. Of the $145 thousand in provision for loan losses for the three months ended September 30, 2015, approximately $1 thousand was related to specific valuation allowances needed on PCI loans.

Our total allowance for loan losses was $1.0 million, or 0.33% and 0.32% of total gross loans, at September 30 and June 30, 2015, respectively. The ending allowance for specifically identified impaired loans was $135 thousand at September 30, 2015 compared to $220 thousand at June 30, 2015. The general valuation allowance at September 30, 2015 and June 30, 2015 was $876 thousand and $788 thousand, respectively. The allowance for specifically identified impaired loans at September 30, 2015 and June 30, 2015 includes an allowance of $17 and $16, respectively for PCI loans. No general valuation allowance has been recorded for the acquired portion of our loan portfolio that was not determined to be PCI.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2015 and 2014. There have been no changes to our allowance for loan loss methodology, and even though our policy with respect to identifying loans for individual impairment analysis does not require a review of every loan, we review all loans adversely classified as substandard or doubtful for impairment, regardless of size.

Noninterest Income. Noninterest income increased by $903 thousand, or 1,003.3%, for the three months ended September 30, 2015 to $993 thousand compared to $90 thousand for the three months ended September 30, 2014. The majority of the noninterest income was related to $719 thousand of gains the on disposition of PCI loans. As a result of the acquisition of Stephens Federal Bank, we obtained servicing on mortgage loans sold to FHLMC, and, therefore, recognized $96 thousand of mortgage banking income for the three months ended September 30, 2015. Additionally, we realized an increase in service charges on deposit accounts of $101 thousand, or 561.1%, to $119 thousand for the three months ended September 30, 2015 from $18 thousand for the same period in 2014. This increase is primarily related to the increase in deposits gained from the Stephens Federal Bank acquisition. Other noninterest income was $657 thousand and $0, respectively, for the three months ended September 30, 2015 and 2014. These increases in noninterest income were offset, partially, by a decrease in the value of our loan servicing asset of $64 thousand due to a decline in the servicing asset’s fair value for the three months ended September 30, 2015.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2015 increased by $1.2 million, or 80.0%, to $2.7 million from $1.5 million for the same period in 2014. The increase in noninterest expenses is primarily reflective of increases in salaries and employee benefits of $579 thousand, or 63.6%, to $1.5 million for the three months ended September 30, 2015 from $910 thousand for the three months ended September 30, 2014. Additionally, the other significant increases were related to occupancy and equipment of $193 thousand, or 115.6%, to $360 thousand for the three months ended September 30, 2015 from $167 thousand for the same period in 2014, professional and supervisory fees of $138 thousand, or 122.1%, to $251 thousand for the three months ended September 30, 2015 from $113 thousand for the same period in 2014, data processing of $82 thousand, or 122.4%, to $149 thousand for the three months ended September 30, 2015 from $67 thousand for the same period in 2014, provision for real estate owned and related expenses of $87 thousand, or 457.9%, to $106 thousand for the three months ended September 30, 2015 from $19 thousand for the same period in 2014, loss on sale of real estate owned of $61 thousand, or 762.5%, to $69 thousand for the three months ended September 30, 2015 from $8 thousand for the same period in 2014, and other expense of $50 thousand, or 48.5%, to $153 thousand for the three months ended September 30, 2015 from $103 thousand for the same period in 2014. The increase in salaries and employee benefits is due to increases in salaries of certain management level employees, and the addition of Stephens Federal Bank’s employees, which increased our full-time equivalents to 80 during the three months ended September 30, 2015 from 45 for the three months ended September 30, 2014. The increase in occupancy and equipment expenses is related to the increase in additional costs to maintain three newly added branch facilities as well as moderate increases in depreciation expense due to the addition of property and equipment, all as a result of the Stephens Federal Bank acquisition. The increase in professional and supervisory expenses is primarily related to increased audit and supervisory exam fees due to the increased size and complexity of the Company as a result of the merger. The increase in the provision for real estate owned and related expenses is primarily due to the increase in the number of real estate properties owned as a result of the Stephens Federal Bank acquisition and impairment charges on existing real estate owned of $95 thousand for the three months ended September 30, 2015. No impairment charges were recognized during the three months ended September 30, 2014. The increase in other is primarily due to amortization of the core deposit intangible of $36 thousand for the three months ended September 30, 2015.

Income Tax Expense. Income tax expense for the three months ended September 30, 2015 was $785 thousand compared with $565 thousand for the three months ended September 30, 2014. Our effective income tax rate was 35.2% and 35.1% for the same period, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of September 30, 2015), or approximately $52.5 million.

Common Stock Dividend Policy. On August 27, 2015, the Company paid a $0.10 per share cash dividend on its common stock for a total of $588 thousand.

Equity Compensation Plans. There were no issuances of restricted stock or stock options during the three months ended September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)  None.

(b)  Not applicable.

(c)  Issuer Repurchases. On June 19, 2013, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company's common stock. The repurchase authorization has no expiration date. During the three months ended September

30, 2015, no shares were repurchased. The total number of shares remaining that may be repurchased under this plan is 46,700.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed in the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oconee Federal Financial Corp.

Date: November 16, 2015

/s/ T. Rhett Evatt
T. Rhett Evatt
Chairman and Chief Executive Officer

/s/ H. Allen Salter
H. Allen Salter
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of H. Allen Salter, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, and H. Allen Salter Senior Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets
(ii)	Consolidated Statements of Income and Comprehensive Income
(iii)	Consolidated Statements of Changes In Shareholders’ Equity
(iv)	Consolidated Statements of Cash Flows, and
(v)	Notes to The Consolidated Financial Statements

