Form 10-Q
period 2015-12-31
Oconee Federal Financial Corp.
filed 2016-02-16
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2015

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

There were 5,880,340 shares of Common Stock, par value $0.01 per share, outstanding as of February 16, 2016.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	December 31, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,515	$4,883
Interest-earning deposits	19,715	21,309
Total cash and cash equivalents	24,230	26,192
Securities available-for-sale	124,168	111,167
Loans	297,246	309,267
Allowance for loan losses	(1,148)	(1,008)
Net loans	296,098	308,259
Loans held for sale	-	118
Premises and equipment, net	6,990	7,058
Real estate owned, net	1,918	2,092
Accrued interest receivable
Loans	1,035	1,077
Investments	414	312
Restricted equity securities	440	440
Bank owned life insurance	17,283	9,044
Goodwill	2,593	2,593
Core deposit intangible	804	874
Loan servicing rights	1,310	1,396
Deferred tax assets	2,847	3,766
Other assets	656	956
Total assets	$480,786	$475,344

LIABILITIES
Deposits
Noninterest bearing	$22,644	$20,254
Interest bearing	374,524	373,839
Total deposits	397,168	394,093
Accrued interest payable and other liabilities	947	461
Total liabilities	398,115	394,554

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,880,340 and 5,882,140, shares outstanding, respectively	65	65
Treasury stock, $0.01 par value, 591,699 and 589,899 shares, respectively	(6)	(6)
Additional paid-in capital	13,647	13,354
Retained earnings	70,230	68,950
Accumulated other comprehensive income (loss)	98	(26)
Unearned ESOP shares	(1,363)	(1,547)
Total shareholders' equity	82,671	80,790
Total liabilities and shareholders' equity	$480,786	$475,344

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Interest and dividend income:
Loans, including fees	$3,850	$3,337	$7,734	$6,224
Securities, taxable	430	370	820	751
Securities, tax-exempt	119	40	208	76
Interest-earning deposits and other	26	16	42	54
Total interest income	4,425	3,763	8,804	7,105

Interest expense:
Deposits	295	315	584	623
Total interest expense	295	315	584	623

Net interest income	4,130	3,448	8,220	6,482

Provision for loan losses	277	9	422	9

Net interest income after provision for loan losses	3,853	3,439	7,798	6,473

Noninterest income:
Service charges on deposit accounts	121	81	240	100
Income on bank owned life insurance	132	72	240	139
Mortgage banking income	95	34	191	34
Gain on sales of securities	-	24	9	29
Gain on disposition of purchase credit impaired loans	90	-	809	-
Gain on sales of real estate owned	10	44	-	36
Change in loan servicing asset	(21)	(28)	(86)	(28)
Other	14	30	19	31
Total noninterest income	441	257	1,422	341

Noninterest expense:
Salaries and employee benefits	1,857	1,232	3,346	2,142
Occupancy and equipment	354	230	714	397
Data processing	110	107	258	174
Professional and supervisory fees	167	216	417	329
Office expense	58	44	99	87
Advertising	63	20	100	42
FDIC deposit insurance	53	38	108	77
Provision for real estate owned and related expenses	57	20	163	39
Loss on sales of real estate owned	-	-	59	-
Other	174	83	328	178
Total noninterest expense	2,893	1,990	5,592	3,465

Income before income taxes	1,401	1,706	3,628	3,349
Income tax expense	452	659	1,237	1,215

Net income	$949	$1,047	$2,391	$2,134

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	$(579)	$529	$204	$286
Tax effect	209	(201)	(74)	(110)
Reclassification adjustment for gains realized in net income	-	(24)	(9)	(29)
Tax effect	-	9	3	11
Total other comprehensive gain (loss)	(370)	313	124	158

Comprehensive income	$579	$1,360	$2,515	$2,292

Basic net income per share: (Note 3)	$0.17	$0.18	$0.42	$0.38
Diluted net income per share: (Note 3)	$0.16	$0.18	$0.41	$0.37
Dividends declared per share:	$0.10	$0.10	$0.20	$0.20

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance at July 1, 2014	$64	$(6)	$12,186	$66,705	$(147)	$(1,821)	$76,981
Net income	-	-	-	2,134	-	-	2,134
Other comprehensive loss	-	-	-	-	158	-	158
Stock-based compensation expense	-	-	132	-	-	-	132
Common stock issued, 36,945 shares(1)	1	-	699	-	-	-	700
Dividends(2)(3)	-	-	25	(1,124)	-	-	(1,099)
ESOP shares earned	-	-	119	-	-	175	294
Balance at December 31, 2014	$65	$(6)	$13,161	$67,715	$11	$(1,646)	$79,300

Balance at July 1, 2015	$65	$(6)	$13,354	$68,950	$(26)	$(1,547)	$80,790
Net income	-	-	-	2,391	-	-	2,391
Other comprehensive income	-	-	-	-	124	-	124
Purchase of 1,800 shares of treasury stock(4)	-	-	(32)	-	-	-	(32)
Stock-based compensation expense	-	-	151	-	-	-	151
Dividends(5)(6)	-	-	18	(1,111)	-	-	(1,093)
ESOP shares earned	-	-	156	-	-	184	340
Balance at December 31, 2015	$65	$(6)	$13,647	$70,230	$98	$(1,363)	$82,671

(1)	36,945 shares issued to Oconee MHC at approximately $18.95 per share for the acquisition of Stephens Federal Bank.
(2)	Cash dividends declared on July 24, 2014 were paid on August 21, 2014. Cash dividends declared on October 23, 2014 were paid on November 20, 2014.
(3)	Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,000 additional shares. The portion of the dividend paid on allocated shares of approximately $25 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,000 shares was accounted for as additional compensation expense of approximately $74 for the six months ended December 31, 2014.
(4)	1,800 shares of treasury stock were purchased December 16, 2015 at $18.34 per share. Treasury stock repurchases were accounted for using the par value method.
(5)	Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,500 additional shares. The portion of the dividend paid on allocated shares of approximately $18 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,500 shares was accounted for as additional compensation expense of approximately $66 for the six months ended December 31, 2014.
(6)	Cash dividends declared on July 30, 2015 were paid on August 27, 2015. Cash dividends declared on October 29, 2015 were paid on November 27, 2015.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities
Net income	$2,391	$2,134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	422	9
Provision for real estate owned	110	-
Depreciation and amortization, net	557	454
Deferred loan (costs) fees, net	35	(33)
Deferred income tax expense	848	9
Net (gain) loss on sale of real estate owned	59	(36)
Change in loan servicing asset	86	28
Gain on sales of securities	(9)	(29)
Mortgage loans originated for sale	(2,532)	(605)
Mortgage loans sold	2,690	591
Gain on sales of mortgage loans	(40)	(5)
Increase in cash surrender value of bank owned life insurance	(240)	(139)
Gain on disposition of purchased credit impaired loans	(809)	-
ESOP compensation expense	340	294
Stock-based compensation expense	151	132
Net change in operating assets and liabilities:
Accrued interest receivable	(60)	(42)
Accrued interest payable	(7)	(1)
Other	794	(1,061)
Net cash provided by operating activities	4,786	1,700

Cash Flows From Investing Activities
Net cash received from acquisition of Stephens Federal	-	24,079
Purchases of premises and equipment	(57)	(329)
Purchases of securities available-for-sale	(23,465)	(13,908)
Proceeds from maturities, paydowns and calls of securities available-for-sale	9,142	8,143
Proceeds from sales of securities available-for-sale	1,164	6,421
Purchases of bank owned life insurance	(8,000)	-
Proceeds from sale of real estate owned	1,448	1,089
Proceeds from dispositions of purchased credit impaired loans	2,648	-
Loan originations and repayments, net	8,422	(3,812)
Net cash (used in) provided by investing activities	(8,698)	21,683

Cash Flows from Financing Activities
Net change in deposits	3,075	(12,873)
Dividends paid	(1,093)	(1,099)
Purchase of treasury stock	(32)	-
Net cash provided by (used in) financing activities	1,950	(13,972)

Change in cash and cash equivalents	(1,962)	9,411

Cash and cash equivalents, beginning of year	26,192	11,890
Cash and cash equivalents, end of period	$24,230	$21,301

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (70.82%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

On December 1, 2014, the Company acquired Stephens Federal Bank. The consolidated financial statements at December 31, 2015 and June 30, 2015 and for the three and six months ended December 31, 2015 and 2014 are reflective of the addition of Stephens Federal Bank’s assets and liabilities.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2015 and June 30, 2015 and the results of operations and cash flows for the interim periods ended December 31, 2015 and 2014. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

(2)	NEW ACCOUNTING STANDARDS

On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that this new guidance will have a material effect to the consolidated financial statements.

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

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Earnings per share
Net income	$949	$1,047	$2,391	$2,134
Less: distributed earnings allocated to participating securities	(6)	(7)	(13)	(13)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(4)	(5)	(12)	(11)
Net earnings available to common shareholders	$939	$1,035	$2,366	$2,110

Weighted average common shares outstanding including participating securities	5,881,847	5,846,442	5,881,993	5,840,419
Less: participating securities	(62,502)	(65,899)	(62,502)	(65,899)
Less: average unearned ESOP shares	(141,676)	(170,170)	(144,160)	(172,535)
Weighted average common shares outstanding	5,677,669	5,610,373	5,675,331	5,601,985

Basic earnings per share	$0.17	$0.18	$0.42	$0.38

Weighted average common shares outstanding	5,677,669	5,610,373	5,675,331	5,601,985
Add: dilutive effects of assumed exercises of stock options	71,507	68,961	71,221	57,822
Average shares and dilutive potential common shares	5,749,176	5,679,334	5,746,552	5,659,807

Diluted earnings per share	$0.16	$0.18	$0.41	$0.37

During the three and six months ended December 31, 2015 and 2014, 15,400 and 7,700 shares, respectively, were considered anti-dilutive as the exercise price was below the average market price for the respective periods.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2015 and June 30, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value

FHLMC common stock	$20	$112	$-	$132
Certificates of deposit	7,221	9	(22)	7,208
Municipal securities	23,161	251	(42)	23,370
SBA loan pools	1,468	7	(1)	1,474
U.S. Government agency mortgage-backed securities	70,168	357	(576)	69,949
U.S. Government agency bonds	21,976	110	(51)	22,035
Total available-for-sale	$124,014	$846	$(692)	$124,168

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value

FHLMC common stock	$20	$160	$-	$180
Certificates of deposit	7,221	29	(8)	7,242
Municipal securities	13,574	11	(152)	13,433
SBA loan pools	2,249	17	-	2,266
U.S. Government agency mortgage-backed securities	64,177	488	(523)	64,142
U.S. Government agency bonds	23,967	80	(143)	23,904
Total available-for-sale	$111,208	$785	$(826)	$111,167

Securities pledged at December 31, 2015 and June 30, 2015 had carrying amounts of $6,007 and $5,951, respectively. These securities were pledged to secure public deposits.

At December 31, 2015 and June 30, 2015, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at December 31, 2015 and June 30, 2015. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
December 31, 2015

Certificates of deposit	$3,962	$(22)	16	$-	$-	-	$3,962	$(22)	16
Municipal securities	6,787	(39)	16	291	(3)	1	7,078	(42)	17
SBA loan pools	660	(1)	1	-	-	-	660	(1)	1
U.S. Government agency mortgage-backed securities	33,056	(329)	27	8,887	(247)	10	41,943	(576)	37
U.S. Government agency bonds	1,997	(2)	1	2,946	(49)	2	4,943	(51)	3
	$46,462	$(393)	61	$12,124	$(299)	13	$58,586	$(692)	74

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2015

Certificates of deposit	$1,737	$(6)	7	$247	$(2)	1	$1,984	$(8)	8
Municipal securities	10,472	(152)	30	-	-	-	10,472	(152)	30
SBA loan pools	-	-	-	-	-	-	-	-	-
U.S. Government agency mortgage-backed securities	18,981	(195)	15	11,521	(328)	12	30,502	(523)	27
U.S. Government agency bonds	6,951	(68)	4	4,920	(75)	3	11,871	(143)	7
	$38,141	$(421)	56	$16,688	$(405)	16	$54,829	$(826)	72

(1)	Actual amounts.

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

None of the unrealized losses at December 31, 2015 were recognized into net income for the three or six months ended December 31, 2015 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2015 were recognized as having OTTI during the three or six months ended December 31, 2015.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at December 31, 2015 and June 30, 2015 by contractual maturity. FHLMC common stock is not presented in this table.

	December 31, 2015		June 30, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$996	$998	$1,244	$1,249
Due from one to five years	18,015	17,990	22,156	22,042
Due from six to ten years	25,429	25,646	11,450	11,412
Due after ten years	7,918	7,979	9,912	9,876
Mortgage-backed securities(1)	71,636	71,423	66,426	66,408
Total	$123,994	$124,036	$111,188	$110,987

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Proceeds	$-	$4,508	$1,164	$6,421
Gross gains	-	24	9	29
Gross losses	-	-	-	-

The tax provision related to these net realized gains for the three and six months ended December 31, 2015 was $0 and $3, respectively, and for the three and six months ended December 31, 2014 was $9 and $11, respectively.

(5)	LOANS

The components of loans at December 31, 2015 and June 30, 2015 were as follows:

	December 31, 2015	June 30, 2015
Real estate loans:
One-to-four family	$248,071	$256,321
Multi-family	2,060	2,574
Home equity	7,401	8,198
Nonresidential	21,779	21,685
Agricultural	3,664	4,164
Construction and land	13,520	14,590
Total real estate loans	296,495	307,532
Commercial and industrial	144	184
Consumer and other loans	1,836	2,745
Total loans	298,475	310,461
Deferred net loan fees	(1,229)	(1,194)
Total loans net of deferred loan fees	$297,246	$309,267

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2015 by portfolio segment:

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Three Months Ended December 31, 2015
Real estate loans:
One-to-four family	$881	$148	$(68)	$-	$961
Multi-family	4	-	-	-	4
Home equity	20	53	(72)	-	1
Nonresidential	68	(1)	-	-	67
Agricultural	4	-	-	-	4
Construction and land	19	67	-	-	86
Total real estate loans	996	267	(140)	-	1,123
Commercial and industrial	8	-	-	-	8
Consumer and other loans	7	10	-	-	17
Total loans	$1,011	$277	$(140)	$-	$1,148

Six Months Ended December 31, 2015
Real estate loans:
One-to-four family	$910	$259	$(208)	$-	$961
Multi-family	4	-	-	-	4
Home equity	1	72	(72)	-	1
Nonresidential	55	12	-	-	67
Agricultural	4	-	-	-	4
Construction and land	25	61	-	-	86
Total real estate loans	999	404	(280)	-	1,123
Commercial and industrial	-	8	-	-	8
Consumer and other loans	9	10	(2)	-	17
Total loans	$1,008	$422	$(282)	$-	$1,148

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2015:

	Ending Allowance on Loans:			Loans:
At December 31, 2015	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
	Non-PCI	PCI(1)		Non-PCI	PCI(1)
Real estate loans:
One-to-four family	$288	$29	$644	$2,564	$2,065	$243,442
Multi-family	-	-	4	-	-	2,060
Home equity	-	-	1	34	-	7,367
Nonresidential	-	13	54	-	2,001	19,778
Agricultural	-	-	4	-	944	2,720
Construction and land	58	6	22	241	555	12,724
Total real estate loans	346	48	729	2,839	5,565	288,091
Commercial and industrial	-	-	8	-	-	144
Consumer and other loans	8	-	9	9	-	1,827
Total loans	$354	$48	$746	$2,848	$5,565	$290,062

(1)	“Purchase Credit Impaired” (or “PCI”) loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2014 by portfolio segment:

Three Months Ended December 31, 2014	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$771	$11	$-	$-	$782
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	52	(2)	-	-	50
Agricultural	-	-	-	-	-
Construction and land	26	-	-	-	26
Total real estate loans	854	9	-	-	863
Commercial and industrial	-	-	-	-	-
Consumer and other loans	1	-	-	-	1
Total loans	$855	$9	$-	$-	$864

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

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2015:

	Ending Allowance on Loans:			Loans:
At June 30, 2015	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
	Non-PCI	PCI(1)		Non-PCI	PCI(1)
Real estate loans:
One-to-four family	$197	$6	$707	$2,666	$2,778	$250,877
Multi-family	-	-	4	-	-	2,574
Home equity	-	-	1	-	-	8,198
Nonresidential	-	10	45	-	2,627	19,058
Agricultural	-	-	4	-	1,441	2,723
Construction and land	-	-	25	-	599	13,991
Total real estate loans	197	16	786	2,666	7,445	297,421
Commercial and industrial	-	-	-	-	-	184
Consumer and other loans	7	-	2	7	-	2,738
Total loans	$204	$16	$788	$2,673	$7,445	$300,343

(1)	PCI loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2015 and June 30, 2015, including the average recorded investment balance and interest earned for the six months ended December 31, 2015 and year ended June 30, 2015:

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$3,828	$2,898	$-	$3,151	$95
Multi-family	-	-	-	-	-
Home equity	225	34	-	17	-
Nonresidential	2,240	1,131	-	1,219	38
Agricultural	1,809	944	-	1,193	51
Construction and land	1,070	535	-	567	53
Total real estate loans	9,172	5,542	-	6,147	237
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total loans	$9,172	$5,542	$-	$6,147	$237

With recorded allowance:
Real estate loans:
One-to-four family	$1,734	$1,731	$317	$1,887	$35
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	1,308	870	13	1,095	11
Agricultural	-	-	-	-	-
Construction and land	354	261	64	131	7
Total real estate loans	3,396	2,862	394	3,113	53
Commercial and industrial	-	-	-	-	-
Consumer and other loans	9	9	8	-	-
Total loans	$3,405	$2,871	$402	$3,113	$53

Totals:
Real estate loans	$12,568	$8,404	$394	$9,260	$290
Consumer and other loans	9	9	8	-	-
Total loans	$12,577	$8,413	$402	$9,260	$290

The unpaid principal balance and recorded investment in PCI loans was $9,729 and $5,565, respectively, at December 31, 2015.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the carrying amount of those loans at December 31, 2015 and June 30, 2015:

PCI Loans, net of related discounts:

	December 31, 2015	June 30, 2015
Real estate loans:
One-to-four family	$2,036	$2,772
Multi-family	-	-
Home equity	-	-
Nonresidential	1,987	2,617
Agricultural	944	1,441
Construction and land	550	599
Total real estate loans	5,517	7,429
Commercial and industrial	-	-
Consumer and other loans	-	-
Total loans	$5,517	$7,429

Carrying amounts listed above are net of an allowance for loan losses of $48 and $16 at December 31, 2015 and June 30, 2015, respectively.

The following table presents the changes in the carrying value and the accretable yield on purchased credit impaired loans for the three and six months ended December 31, 2015.

	Three Months Ended December 31, 2015		Six Months Ended December 31, 2015
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of year	$(500)	$6,250	$(694)	$7,429
Subsequent adjustments	-	-	-	-
Liquidations	5	(693)	123	(1,839)
Reductions from payments	-	(9)	-	(41)
Accretion	128	-	252	-
Reclassification from nonaccretable to accretable	(151)	-	(199)	-
Change in the allowance	-	(31)	-	(32)
Balance at end of period	$(518)	$5,517	$(518)	$5,517

The acquisition of Stephens Federal Bank occurred on December 1, 2014. The amount of accretion recognized for the three and six months ended December 31, 2014 was $12.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Income is not recognized on PCI loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amount of such loans at December 31, 2015 is as follows:

	December 31, 2015	June 30, 2015
Balance at beginning of year	$2,798	$3,853
Additions	132	1,407
Reductions from payments and liquidations	(963)	(2,462)
Balance at end of period	$1,967	$2,798

No income was recognized for the three or six months ended December 31, 2015 and 2014 on the cost recovery basis for these loans.

The following tables present the aging of past due loans as well as nonaccrual loans. Nonaccrual loans and accruing loans past due 90 days or more include both smaller balance homogenous loans and larger balance loans that are evaluated both collectively and individually for impairment. Separate tables are presented to show the aging of total past due loans and the aging of past due PCI loans only.

Total past due loans and nonaccrual loans at December 31, 2015:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
December 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$6,564	$1,723	$993	$9,280	$238,791	$248,071	$1,675	$-
Multi-family	-	-	-	-	2,060	2,060	-	-
Home equity	162	61	39	262	7,139	7,401	39	-
Nonresidential	-	-	-	-	21,779	21,779	1,192	-
Agricultural	939	51	31	1,021	2,643	3,664	469	-
Construction and land	-	-	1,084	1,084	12,436	13,520	262	-
Total real estate loans	7,665	1,835	2,147	11,647	284,848	296,495	3,637	-
Commercial and industrial	-	-	-	-	144	144	-	-
Consumer and other loans	19	325	109	453	1,383	1,836	2	-
Total loans	$7,684	$2,160	$2,256	$12,100	$286,375	$298,475	$3,639	$-

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

PCI past due and nonaccrual loans at December 31, 2015:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
December 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$131	$155	$127	$413	$1,652	$2,065	$282	$-
Nonresidential	-	325	1,191	1,516	484	2,000	1,191	-
Agricultural	469	-	-	469	475	944	469	-
Construction and land	13	-	25	38	518	556	25	-
Total loans	$613	$480	$1,343	$2,436	$3,129	$5,565	$1,967	$-

PCI loans for which the Company cannot reasonably estimate the amount and timing of future cash flows are classified as nonaccrual.

Total past due and nonaccrual loans by portfolio segment at June 30, 2015:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
June 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$5,871	$1,243	$2,311	$9,425	$246,896	$256,321	$2,311	$-
Multi-family	-	-	-	-	2,574	2,574	-	-
Home equity	49	-	-	49	8,149	8,198	-	-
Nonresidential	229	313	1,108	1,650	20,035	21,685	1,379	-
Agricultural	-	-	-	-	4,164	4,164	487	-
Construction and land	78	-	-	78	14,512	14,590	-	-
Total real estate loans	6,227	1,556	3,419	11,202	296,330	307,532	4,177	-
Commercial and industrial	-	-	-	-	184	184	-	-
Consumer and other loans	1	1	-	2	2,743	2,745	-	-
Total loans	$6,228	$1,557	$3,419	$11,204	$299,257	$310,461	$4,177	$-

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

Troubled Debt Restructurings:

At December 31, 2015 and June 30, 2015, total loans that have been modified as troubled debt restructurings were $469 and $487, respectively, which consisted of one agricultural loan and one home equity line of credit. These loans were PCI loans recorded initially at fair value. No additional allowance has been specifically reserved for these loans. Additionally, there were no commitments to lend any additional amounts under either loan or any payment default on any loan after the modification. There were no troubled debt restructurings during the three or six months ended December 31, 2015.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Loans secured by nonresidential real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. In addition, because a church's financial stability often depends on donations from congregation members rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar. In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other nonresidential real estate.

The Company considers a number of factors in originating nonresidential real estate loans. The Company evaluates the qualifications and financial condition of the borrower, including credit history, cash flows, the applicable business plan, the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with the Company and other financial institutions. In evaluating the property securing the loan, the factors the Company considers include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). For church loans, the Company also considers the length of time the church has been in existence, the size and financial strength of the denomination with which it is affiliated, attendance figures and growth projections and current operating budgets. The collateral underlying all nonresidential real estate loans is appraised by outside independent appraisers approved by our board of directors. Personal guarantees may be obtained from the principals of nonresidential real estate borrowers, and in the case of church loans, guarantees from the applicable denomination may be obtained.

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

Construction and Land: The Company makes construction loans to individuals for the construction of their primary residences and to commercial businesses for their real estate needs. These loans generally have maximum terms of twelve months, and upon completion of construction convert to conventional amortizing mortgage loans. Residential construction loans have rates and terms comparable to one-to-four family residential mortgage loans that the Company originates. Commercial construction loans have rate and terms comparable to commercial loans that we originate. During the construction phase, the borrower generally pays interest only. Generally, the loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating commercial loans.

The Company also makes interim construction loans for nonresidential properties. In addition, the Company occasionally makes loans for the construction of homes "on speculation," but the Company generally permits a borrower to have only two such loans at a time. These loans generally have a maximum term of eight months, and upon completion of construction convert to conventional amortizing nonresidential real estate loans. These construction loans have rates and terms comparable to permanent loans secured by property of the type being constructed that we originate. Generally, the loan-to-value ratio of these construction loans is 85%.

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

Total loans by risk grade and portfolio segment at December 31, 2015:

December 31, 2015	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$233,249	$8,621	$1,572	$4,629	$-	$248,071
Multi-family	2,060	-	-	-	-	2,060
Home equity	6,918	200	248	35	-	7,401
Nonresidential	14,067	4,188	1,523	2,001	-	21,779
Agricultural	1,318	413	989	944	-	3,664
Construction and land	11,541	939	244	796	-	13,520
Total real estate loans	269,153	14,361	4,576	8,405	-	296,495
Commercial and industrial	132	12	-	-	-	144
Consumer and other loans	1,823	-	5	8	-	1,836
Total loans	$271,108	$14,373	$4,581	$8,413	$-	$298,475

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

At December 31, 2015, consumer mortgage loans secured by residential real estate properties totaling $303 were in formal foreclosure proceedings.

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

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and June 30, 2015 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
	December 31, 2015		June 30, 2015
Financial assets:
Securities available-for-sale	$124,036	$132	$110,987	$180
Loan servicing rights	-	1,310	-	1,396
Total financial assets	$124,036	$1,442	$110,987	$1,576

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at December 31, 2015 and June 30, 2015:

	Fair Value Measurements
	(Level 3)	(Level 3)
	December 31, 2015	June 30, 2015
Impaired loans, with specific allocations:
One-to-four family	$1,414	$1,839
Nonresidential	857	1,309
Construction and land	197	-
Consumer and other loans	1	-
Total financial assets	2,469	3,148
Non-financial assets:
Real estate owned, net:
One-to-four family	1,295	1,335
Nonresidential	454	365
Construction and land	169	392
Total non-financial assets	1,918	2,092
Total assets measured at fair value on a non-recurring basis	$4,387	$5,240

The Company's impaired loans at December 31, 2015 and June 30, 2015 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of these loans were $2,469 and $3,148, respectively, which consisted of valuation allowances of $402 and $220, respectively. Not shown in the table above, there were recorded investments at June 30, 2015 of consumer and other loans with a recorded investment amount of $7 with a valuation allowance of $7. The impact to the provision for loan losses from the change in the valuation allowance for the three and six months ended December 31, 2015 was an increase of $262 and $292 and for the three and six months ended December 31, 2014 was an increase of $16 and $9.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at December 31, 2015 and June 30, 2015 were $1,918 and $2,092 and $77 and $84, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the three and six months ended were $15 and $110, respectively. There were no write-downs for real estate owned for the three and six months ended December 31, 2014.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the three and six months ended December 31, 2015 and 2014:

	Fair Value Measurements
	(Level 3)
	Three Months Ended			Three Months Ended
	December 31, 2015			December 31, 2014
	FHLMC Common Stock	Loan Servicing Rights	Total	FHLMC Common Stock	Loan Servicing Rights	Total
Balance at beginning of period:	$179	$1,332	$1,511	$215	$-	$215
Purchases	-	-	-	-	1,369	1,369
Change in fair value	(47)	(22)	(69)	(48)	-	(48)
Balance at end of period:	$132	$1,310	$1,442	$167	$1,369	$1,536

	Fair Value Measurements
	(Level 3)
	Six Months Ended			Six Months Ended
	December 31, 2015			December 31, 2014
	FHLMC Common Stock	Loan Servicing Rights	Total	FHLMC Common Stock	Loan Servicing Rights	Total
Balance at beginning of year:	$180	$1,396	$1,576	$314	$-	$314
Purchases	-	-	-	-	1,369	1,369
Change in fair value	(48)	(86)	(134)	(147)	-	(147)
Balance at end of period:	$132	$1,310	$1,442	$167	$1,369	$1,536

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2015 and June 30, 2015.

	Level 3 Quantitative Information
	December 31, 2015	June 30, 2015	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Impaired real estate loans net, with specific allocations:

One-to-four family	$1,414	$1,839	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Nonresidential	857	1,309	Discounted cash flows	Discount rate, estimated timing of cash flows	2% to 28%

Construction and land	197	-	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Real estate owned net:

One-to-four family	$1,295	$1,335	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Nonresidential	454	365	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Construction and land	169	392	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2015 and June 30, 2015 are summarized below:

	December 31, 2015
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$124,168	$-	$124,036	$132	$124,168
Loans, net	296,098	-	-	296,163	296,163
Loans held for sale(2)	-	-	-	-	-
Loan servicing rights	1,310	-	-	1,310	1,310
Restricted equity securities(1)	440	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$397,168	$134,726	$232,664	$-	$367,390

	June 30, 2015
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$111,167	$-	$110,987	$180	$111,167
Loans, net	308,259	-	-	310,116	310,116
Loans held for sale(2)	118	-	-	118	118
Loan servicing rights	1,396	-	-	1,396	1,396
Restricted equity securities(1)	440	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$394,093	$137,618	$256,681	$-	$394,299

(1)	It is not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.
(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 2 classification.

(7)	EMPLOYEE STOCK OWNERSHIP PLAN

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

No contributions to the ESOP were made during the three or six months ended December 31, 2015. The expense recognized for the three months ended December 31, 2015 and 2014 was $251 and $218, respectively. The expense recognized for the six months ended December 31, 2015 and 2014 was $340 and $294, respectively.  An additional $100 discretionary contribution was paid to the ESOP for additional debt retirement during the three months ended December 31, 2015, which resulted in the release of additional shares and recognition of additional compensation expense of $160 for both the three and six months ended December 31, 2015.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at December 31, 2015 and June 30, 2015 were as follows:

	December 31, 2015	June 30, 2015
Committed to be released to participants	-	9,938
Allocated to participants	114,179	85,248
Unearned	134,663	153,656
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$2,511	$2,827

(8)	STOCK BASED COMPENSATION

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

The following table summarizes stock option activity for the six months ended December 31, 2015:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding - July 1, 2015	248,686	$12.02
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2015	248,686	$12.02	6.46	$1,649
Fully vested and exercisable at December 31, 2015	128,841	$11.68	6.46	$898
Expected to vest in future periods	119,845
Fully vested and expected to vest - December 31, 2015	248,686	$12.02	6.46	$1,649

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $18.65 per share on December 31, 2015.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 21,835 and 21,835 options that were earned during the six months ended December 31, 2015 and 2014, respectively. Stock-based compensation expense for stock options for the three and six months ended December 31, 2015 was $12 and $24, respectively, and for the three and six months ended December 31, 2014 was $11 and $22, respectively. Total unrecognized compensation cost related to stock options was $107 at December 31, 2015 and is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2015:

December 31, 2015
Balance - beginning of year	62,502
Granted	-
Forfeited	-
Vested	(1,800)
Balance - end of period	60,702
Weighted average grant date fair value	$13.15

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on April 27, 2012 was $11.58 per share or $1,009 in total. The weighted-average grant date fair value of restricted stock granted on November 13, 2013 was $17.16 per share or $216 in total. The weighted-average grant date fair value of restricted stock granted on January 23, 2015 was $20.01 per share or $252 in total. Stock-based compensation expense for restricted stock included in noninterest expense for the three and six months ended December 31, 2015 was $64 and $127 and for the three and six months ended December 31, 2014 was $54 and $109, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $682 at December 31, 2015 and is expected to be recognized over a weighted-average period of 2.6 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(9)	LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.

The principal balances of those loans at December 31, 2015 and June 30, 2015 are as follows:

	December 31, 2015	June 30, 2015
Mortgage loan portfolio serviced for:
FHLMC	$133,134	$141,195

Custodial escrow balances maintained in connection with serviced loans were $426 and $986 at December 31, 2015 and June 30, 2015.

Activity for loan servicing rights for the three and six months ended December 31, 2015 and 2014 is as follows:

	Three Months Ended		Six Months
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Loan servicing rights:
Beginning of period:	$1,332	$-	$1,396	$-
Additions	-	1,369	-	1,369
Change in fair value	(22)	(28)	(86)	(28)
End of period:	$1,310	$1,341	$1,310	$1,341

Fair value at December 31, 2015 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 5.2% to 17.5% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.61%.  Fair value at December 31, 2014 was determined using a discount rate of 9.50%, prepayment speed assumptions ranging from 6.9% to 19.8% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

(10)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
Cash paid during the period for:
Interest paid	$591	$316
Income taxes paid	$117	$1,240
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$1,443	$59

Acquisition:
Assets acquired (excluding goodwill) $2,593	$-	$137,291
Liabilities assumed	$-	$140,249
Acquisition price (common stock issued to OFED, MHC)	$-	$700
Goodwill recorded	$-	$3,658

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(11)	SUBSEQUENT EVENTS

On January 28, 2016, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend is payable to stockholders of record as of February 11, 2016, and will be paid on or about February 25, 2016.

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

Comparison of Financial Condition at December 31, 2015 and June 30, 2015

Our total assets increased by $5.5 million, or 1.2%, to $480.8 million at December 31, 2015 from $475.3 million at June 30, 2015. The increase largely reflects the increase in our total deposits of $3.1 million, or 0.79%, to $397.2 million at December 31, 2015 from $394.1 million at June 30, 2015 and net income less dividends paid for the six months ended December 31, 2015. Total cash and cash equivalents decreased $2.0 million, or 7.6%, to $24.2 million at December 31, 2015 from $26.2 million at June 30, 2015. The decrease in cash and cash equivalents is reflective of net cash used in investing activities of $13.2 million, net cash provided by a decrease in loans of $11.3 million, the purchase of $8.0 million in bank owned life insurance, and the increase in total deposits of $3.1 million during the six months ended December 31, 2015. Bank owned life insurance increased $8.3 million, or 92.2%, to $17.3 million at December 31, 2015 from $9.0 million at June 30, 2015. Securities available-for-sale increased to $124.2 million at December 31, 2015 from $111.2 million at June 30, 2015 due to new securities purchases and an increase in the unrealized gains on securities at December 31, 2015. New available-for-sale security purchases were funded by decreases in gross loans and increases in total deposits.

Total gross loans decreased by $12.1 million, or 3.9%, to $297.2 million at December 31, 2015 from $309.3 million at June 30, 2015. A portion of this decrease, $1.8 million, was from the liquidation and foreclosure of PCI loans during the six months ended December 31, 2015 that we acquired from the Stephens Federal Bank acquisition. An additional $786 thousand in originated loans were foreclosed on during the six months ended December 31, 2015. The remaining $9.5 million decrease in loans is reflective of the seasonally slower loan demand in our market area as well normal loan payment amortization.

Deposits increased $3.1 million, or 0.79%, to $397.2 million at December 31, 2015 from $394.1 million at June 30, 2015. The increase in our deposits reflected an increase in money market and NOW and demand deposits of $30.3 million, offset by a decrease of $23.9 million in certificates of deposit. The increase in money market deposits is reflective of an increase in rate on certain money market accounts during the six months ended December 31, 2015. We believe the decline in our certificates of deposit is reflective of depositors moving their deposits into higher yielding investments in the market.

Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2015.

We had no advances from the Federal Home Loan Bank of Atlanta as of December 31, 2015 or June 30, 2015. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of our total assets (as of December 31, 2015), or approximately $52.9 million.

Total shareholders’ equity increased $1.9 million, or 2.4%, to $82.7 million at December 31, 2015 compared to $80.8 million at June 30, 2015. The increase in total shareholders’ equity is primarily reflective of net income of $2.4 million, net of dividends paid of $1.1 million, and increases from other comprehensive income, stock based compensation expense and ESOP expense of $124 thousand, $151 thousand, and $340 thousand, respectively, for the six months ended December 31, 2015.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,675	$2,311
Home equity	39	-
Nonresidential	1,192	1,379
Agricultural	469	487
Construction and land	262	-
Total real estate loans	3,637	4,177
Consumer and other loans	2	-
Total nonaccrual loans	$3,639	$4,177
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	$-	$-
Total of nonaccrual and 90 days or more past due loans (1)	$3,639	$4,177
Real estate owned, net:
One-to-four family	$1,295	$1,335
Nonresidential	454	365
Construction and land	169	392
Total nonperforming assets	$5,557	$6,269

Troubled debt restructurings	$469	$487
Troubled debt restructurings and total nonperforming assets	$6,026	$6,756

Total nonperforming loans to total loans	1.22%	1.35%
Total nonperforming assets to total assets	1.25%	1.42%
Total nonperforming assets to loans and real estate owned	2.01%	2.16%

(1)	There were no loans past due 90 days or more and still accruing at December 31, 2015 and June 30, 2015.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $97 thousand and $193 thousand for the six months ended December 31, 2015 and 2014, respectively. Interest of $31 thousand and $4 thousand, respectively, was recognized on these loans and is included in net income for the six months ended December 31, 2015 and 2014, respectively.

Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $37 thousand for the six months ended December 31, 2015. No interest was recognized on trouble debt restructured loans for the six months ended December 31, 2014.

The decrease in nonperforming loans to total loans is reflective of continued improvement in asset quality by the successful liquidation through sale or payoff of $1.2 million in PCI loans that were nonperforming during the six months ended December 31, 2015. The net decline in our real estate owned of $174 thousand, or 8.3%, to $1.9 million at December 31, 2015 from $2.1 million at June 30, 2015 improved our ratios of nonperforming assets to total assets and nonperforming assets to loans and real estate owned to 1.25% and 2.01%, respectively, at December 31, 2015 from 1.42% and 2.16%, respectively at June 30, 2015.

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

	For the Three Months Ended
	December 31, 2015				December 31, 2014
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$300,351		$3,850	5.13%	$265,831		$3,337	5.02%
Investment securities	98,791		430	1.74	91,228		370	1.62
Investment securities, tax-free	21,600		119	2.20	6,831		40	2.34
Interest-bearing deposits	19,555		26	0.53	8,617		16	0.74
Total interest-earning assets	440,297		4,425	4.02	372,507		3,763	4.04
Noninterest-earning assets	41,661				27,260
Total assets	$481,958				$399,767

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
NOW and demand deposits	$50,029		$6	0.05%	$29,287		$5	0.07%
Money market and regular savings	86,437		55	0.25	57,734		42	0.29
Certificates of deposit	239,525		234	0.39	222,096		268	0.48
Total interest-bearing deposits	375,991		295	0.31	309,117		315	0.40
Total interest-bearing liabilities	375,991				309,117
Noninterest bearing deposits	20,641				10,485
Other noninterest-bearing liabilities	2,262				1,530
Total liabilities	398,894				321,132
Shareholders’ equity	83,064				78,635
Total liabilities and shareholders’ equity	$481,958				$399,767

Net interest income			$4,130				$3,448
Interest rate spread				3.71%				3.64%
Net interest margin				3.75%				3.70%
Average interest-earning assets to average interest-bearing liabilities	1.17	x			1.21	x

	For the Six Months Ended
	December 31, 2015				December 31, 2014
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$303,389		$7,734	5.10%	$248,803		$6,224	5.00%
Investment securities	97,359		820	1.68	94,175		751	1.59
Investment securities, tax-free	18,779		208	2.22	6,371		76	2.39
Interest-earning deposits	17,106		42	0.49	9,184		54	1.18
Total interest-earning assets	436,633		8,804	4.03	358,533		7,105	3.96
Noninterest-earning assets	40,710				24,027
Total assets	$477,343				$382,560

Liabilities and shareholders' equity:
Interest-bearing liabilities:
NOW and demand deposits	$49,684		$19	0.08%	$23,666		$8	0.07%
Money market and regular savings	76,398		76	0.20	56,351		87	0.31
Certificates of deposit	245,130		489	0.40	210,521		528	0.50
Total interest-bearing deposits	371,212		584	0.31	290,538		623	0.43
Total interest-bearing liabilities	371,212				290,538
Noninterest bearing deposits	21,809				12,525
Other noninterest-bearing liabilities	1,969				1,499
Total liabilities	394,990				304,562
Shareholders' equity	82,353				77,998
Total liabilities and shareholders' equity	$477,343				$382,560

Net interest income			$8,220				$6,482
Interest rate spread				3.72%				3.53%
Net interest margin				3.77%				3.62%
Average interest-earning assets to average interest-bearing liabilities	1.18	X			1.23	X

Comparison of Operating Results for the Three Months Ended December 31, 2015 and December 31, 2014

General. We reported net income of $949 thousand for the three months ended December 31, 2015 as compared to net income of $1.0 million for the three months ended December 31, 2014. The decrease in net income is largely reflective of the increased provision for loan losses to $277 thousand for the three months ended December 31, 2015 as compared to $9 thousand for the three months ended December 31, 2014, and the increase in noninterest expenses of $903 thousand, or 45.2%, to $2.9 million from $2.0 million for the same periods ended. The increases in the provision for loan losses and noninterest expense were offset, partially, by an increase in net interest income before the provision for loan losses and an increase in noninterest income. Net interest income before the provision for loan losses increased $682 thousand, or 20.1%, to $4.1 million from $3.4 million. Noninterest income increased $184 thousand, or 71.6%, to $441 thousand from $257 thousand.

Interest Income. Interest income increased by $662 thousand, or 17.4%, to $4.4 million for the three months ended December 31, 2015 from $3.8 million for the three months ended December 31, 2014. The increase reflected an increase in the average balance of interest-earning assets by $67.8 million, or 18.2%, to $440.3 million for the three months ended December 31, 2015 from $372.5 million for the three months ended December 31, 2014, offset partially by a slight decrease in the yield on interest earning-assets of two basis points. The increase in the average balance of interest-earning assets was primarily the result of the acquisition of Stephens Federal Bank and the related addition of $94.5 million in loans at fair value on December 1, 2014. The average balances of loans for the three months ended December 31, 2014 only included one month of these acquired assets.

Interest income on loans increased by $513 thousand, or 15.5%, to $3.9 million for the three months ended December 31, 2015 from $3.3 million for the three months ended December 31, 2014. The increase reflected an increase of $34.5 million, or 13.0%, in the average balance of loans to $300.3 million for the three months ended December 31, 2015 from $265.8 million for the three months ended December 31, 2014 and an increase of 11 basis points in the yield on loans to 5.13% from 5.02% for the same periods. The increase in the average balance of our loans is reflective of the aforementioned acquisition of Stephens Federal Bank, and as a result of the acquisition, we obtained loans with slightly higher coupon rates from ours, which had the positive effect of increasing our overall loan portfolio yield. Interest income on investment securities increased by $139 thousand, or 33.9%, to $549 thousand for the three months ended December 31, 2015 from $410 thousand for the three months ended December 31, 2014. The increase reflected an increase in the average balance of securities of $22.3 million, or 22.7%, to $120.4 million for the three months ended December 31, 2015 from $98.1 million for the three months ended December 31, 2014 and an increase of 15 basis points in the yield on securities to 1.82% from 1.67%. The increase in the average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand. The increase in the yield on our investment securities is reflective of our efforts to shift our portfolio concentration to investments in municipal securities, which give us slightly higher yields.

Interest Expense. Interest expense decreased by $20 thousand, or 6.3%, to $295 thousand for the three months ended December 31, 2015 from $315 thousand for the three months ended December 31, 2014. The decrease reflected a decrease of nine basis points in the average rate paid on deposits for the three months ended December 31, 2015 to 0.31% from 0.40% for the three months ended December 31, 2014. The decrease in the average rate paid on deposits more than offset the increase of $66.9 million, or 21.6%, in the average balances of interest-bearing deposits to $376.0 million for the three months ended December 31, 2015 from $309.1 million for the three months ended December 31, 2014. The largest decrease in interest expense related to expense on certificates of deposit, which decreased $34 thousand, or 12.7%, to $234 thousand for the three months ended December 31, 2015 from $268 thousand for the three months ended December 31, 2014. The decrease is reflective of a decrease in the average rate paid on these deposits of nine basis points to 39 basis points for the three months ended December 31, 2015 compared to 48 basis points for the three months ended December 31, 2014, which more than offset the increase of $17.4 million, or 7.8%, in the average balance of these deposits to $239.5 million for the three months ended December 31, 2015 from $222.1 million for the three months ended December 31, 2014. The increase in the average balance of all deposits is largely the result of only one month of the $139.2 million in total deposits acquired from Stephens Federal Bank being in the three month average balances of deposits for the three months ended December 31, 2014, further aided by the increase in total deposits of $3.1 million, or 0.8%, to $397.2 million at December 31, 2015 compared to $394.1 million at June 30, 2015. The decrease in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions.

Net Interest Income. Net interest income before the provision for loan losses increased by $682 thousand, or 20.1%, to $4.1 million for the three months ended December 31, 2015 from $3.4 million for the three months ended December 31, 2014. Our interest rate spread and net interest margin for the three months ended December 31, 2015 increased to 3.71% and 3.75%, respectively, from 3.64% and 3.70%, respectively, for the three months ended December 31, 2014. The increase in interest rate spread and net interest margin are reflective of our lower costs of funds on interest-bearing liabilities for the three months ended December 31, 2015.

Provision for Loan Losses. We recorded a provision for loan losses of $277 thousand for the three months ended December 31, 2015 compared with $9 thousand for the three months ended December 31, 2014. Net charge-offs for the three months ended December 31, 2015 were $140 thousand compared with no charge-offs for the three months ended December 31, 2014. The provision for specific valuation allowances on impaired loans was approximately $267 thousand for the three months ended December 31, 2015. Our general valuation component of our allowance only increased by approximately $10 thousand for the same period ended, which is due to the declines in our loan portfolio balances. Total loans evaluated collectively for impairment decreased $10.2 million, or 3.4%, to $290.1 million at December 31, 2015 compared to $300.3 million at December 31, 2014. Of the $267 thousand in provision for specific valuation allowances for the three months ended December 31, 2015, approximately $31 thousand was related to specific valuation allowances needed on PCI loans. All of the charge-offs for the three months ended December 31, 2015 were related to loans we acquired.

Our total allowance for loan losses was $1.1 million, or 0.38%, of total gross loans, at December 31, 2015 and $1.0 million, or 0.32%, of total gross loans at June 30, 2015. The ending allowance for specifically identified impaired loans was $402 thousand at December 31, 2015 compared to $220 thousand at June 30, 2015. The general valuation allowance at December 31, 2015 and June 30, 2015 was $746 thousand and $788 thousand, respectively. The allowance for specifically identified impaired loans at December 31, 2015 and June 30, 2015 includes an allowance of $48 thousand and $16 thousand, respectively for PCI loans. No general valuation allowance has been recorded for the acquired portion of our loan portfolio that was not determined to be PCI.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2015 and 2014. There have been no changes to our allowance for loan loss methodology, and even though our policy with respect to identifying loans for individual impairment analysis does not require a review of every loan, we review all loans adversely classified as substandard or doubtful for impairment, regardless of size.

Noninterest Income. Noninterest income increased $184 thousand, or 71.6%, to $441 thousand for the three months ended December 31, 2015 from $257 thousand for the three months ended December 31, 2014. The majority of this increase comes from an increase in service charges on deposit accounts, income on bank owned life insurance, mortgage banking income, and gain on disposition of purchase credit impaired loans. Service charges on deposit accounts increased $40 thousand, or 49.4%, to $121 thousand for the three months ended December 31, 2015 from $81 thousand for the three months ended December 31, 2014. The significant factor contributing to the increase is that service charges on deposit accounts for the three months ended December 31, 2014 only included one month’s service charges and other deposit related fee income related to the acquired deposits from Stephens Federal Bank. Income on bank owned life insurance increased $60 thousand, or 83.3%, to $132 thousand for the three months ended December 31, 2015 from $72 thousand for the three months ended December 31, 2014, which is reflective of the purchase of $8.0 million in bank owned life insurance during the three months ended September 30, 2015. Mortgage banking income increased $61 thousand, or 179.4%, to $95 thousand for the three months ended December 31, 2015 from $34 thousand for the three months ended December 31, 2014. As with service charges on deposit accounts, the primary reason for the increase is the three months of mortgage banking income included in the three months ended December 31, 2015 as compared with one month for the three months ended December 31, 2014. Prior to the acquisition of Stephens Federal Bank, we did not have a secondary mortgage platform or perform any servicing of loans outside of our own portfolio. These gains were offset slightly by a decrease in gain on sales of securities of $24 thousand and a decrease in gain on sales of real estate owned of $34 thousand, or 77.3%, to $10 thousand for the three months ended December 31, 2015 from $44 thousand for the three months ended December 31, 2014. There were no sales of available-for-sale securities during the three months ended December 31, 2015. Real estate owned is carried at the lower of its carrying value or fair value, less costs to sell. We typically do not experience large gains or losses on real estate properties sold.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2015 increased by $903 thousand, or 45.2%, to $2.9 million from $2.0 million for the same period in 2014. The increase in noninterest expenses is primarily reflective of increases in salaries and employee benefits of $625 thousand, or 52.1%, to $1.9 million for the three months ended December 31, 2015 from $1.2 million for the three months ended December 31, 2014 and occupancy and equipment expenses of $124 thousand, or 53.9%, to $354 thousand for the three months ended December 31, 2015 from $230 thousand for the three months ended December 31, 2014. The increase in salaries and employee benefits is primarily due to increases in salaries related to promotions and pay increases for supervisory and management personnel taking on more responsibilities resulting from the acquisition of Stephens Federal Bank, and the fact the total salaries and employee benefits for the three months ended December 31, 2014 only included one month of compensation and benefits expense for the employees of the former Stephens Federal Bank. We also accrued an additional $100 thousand in December 2015 for a profit sharing match for all eligible employees’ 401(k) accounts as a reward for our financial success and successful completion of the acquisition. This profit sharing match will be contributed to the 401(k) Plan during our third fiscal quarter. The increase in occupancy and equipment expenses is related to the increase in additional costs to maintain three newly added branch facilities as well as moderate increases in depreciation expense due to the addition of property and equipment, all as a result of the acquisition, and as with salaries and employee benefits, occupancy and equipment expenses for the three months ended December 31, 2014 only includes the additional costs for acquired Stephens Federal Bank properties for one month. These increases and other moderate increases in all other noninterest expenses were offset partially by a decrease in professional and supervisory fees of $49 thousand, or 22.7%, to $167 thousand for the three months ended December 31, 2015 from $216 thousand for the three months ended December 31, 2014. This decline is primarily related to merger related costs of $67 thousand for the three months ended December 31, 2014 but there were no merger related costs for the same period in 2015.

Income Tax Expense. Income tax expense for the three months ended December 31, 2015 was $452 thousand compared with $659 thousand for the three months ended December 31, 2014. Our effective income tax rate was 32.3% and 38.6% for the same periods, respectively. The decrease in our effective tax rate is largely due to the increase in non-taxable bank owned life insurance, resulting from the purchase of $8.0 million of bank owned life insurance during the three months ended December 31, 2015.

Comparison of Operating Results for the Six Months Ended December 31, 2015 and December 31, 2014

General. We reported net income of $2.4 million for the six months ended December 31, 2015 as compared to net income of $2.1 million for the six months ended December 31, 2014. The increase in net income is largely reflective of increases in net interest income before the provision for loan losses and in noninterest income, offset partially by an increase in noninterest expense for the six months ended December 31, 2015 as compared to amounts reported for the six months ended December 31, 2014. Net interest income before the provision for loan losses increased $1.7 million, or 26.2%, to $8.2 million from $6.5 million. Noninterest income increased $1.1 million, or 322.6%, to $1.4 million from $341 thousand. Noninterest expense increased by $2.1 million, or 60.0%, to $5.6 million from $3.5 million.

Interest Income. Interest income increased by $1.7 million, or 23.9%, to $8.8 million for the six months ended December 31, 2015 from $7.1 million for the six months ended December 31, 2014. The increase reflected an increase in average balance of interest-earning assets by $78.1 million, or 21.8%, to $436.6 million for the six months ended December 31, 2015 from $358.5 million for the six months ended December 31, 2014 and a slight increase in the yield on interest earning assets of seven basis points. The increase in the average balance of interest-earning assets was primarily the result of the acquisition of Stephens Federal Bank and the related addition of $94.5 million in loans at fair value on December 1, 2014. The average balances of loans for the six months ended December 31, 2014 only included one month of these acquired assets. The increase in the yield on earning assets reflects slightly higher loan yields on the acquired loan portfolio and a 12 basis point increase in the yield on total investment securities.

Interest income on loans increased by $1.5 million, or 24.2%, to $7.7 million for the six months ended December 31, 2015 from $6.2 million for the six months ended December 31, 2014. The increase reflected an increase of $54.6 million, or 21.9%, in the average balance of loans to $303.4 million for the six months ended December 31, 2015 from $248.8 million for the six months ended December 31, 2014 and an increase of ten basis points in the yield on loans to 5.10% from 5.00% for the same periods. The increase in the average balance of our loans is reflective of the aforementioned acquisition of Stephens Federal Bank, and as a result of the acquisition, we obtained loans with slightly higher coupon rates from ours, which had a positive effect of increasing our overall loan portfolio yield. Interest income on investment securities increased by $201 thousand, or 24.3%, to $1.0 million for the six months ended December 31, 2015 from $827 thousand for the six months ended December 31, 2014. The increase reflected an increase in the average balance of securities of $15.6 million, or 15.5%, to $116.1 million for the six months ended December 31, 2015 from $100.5 million for the six months ended December 31, 2014 and an increase of 12 basis points in the yield on securities to 1.77% from 1.65%. The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand. The increase in the yield on our investment securities is reflective of our efforts to shift our portfolio concentration to investments in municipal securities, which give us slightly higher yields.

Interest Expense. Interest expense decreased by $39 thousand, or 6.3%, to $584 thousand for the six months ended December 31, 2015 from $623 thousand for the six months ended December 31, 2014. The decrease reflected a decrease of 12 basis points in the average rate paid on deposits for the six months ended December 31, 2015 to 0.31% from 0.43% for the six months ended December 31, 2014. The decrease in the average rate paid on deposits more than offset the increase of $80.7 million, or 27.8%, in the average balances of interest-bearing deposits to $371.2 million for the six months ended December 31, 2015 from $290.5 million for the six months ended December 31, 2014. The largest decrease in interest expense came from certificates of deposit, which decreased $39 thousand, or 7.4%, to $489 thousand for the six months ended December 31, 2015 from $528 thousand for the six months ended December 31, 2014. The decrease is reflective of a decrease in the average rate paid on these deposits of 10 basis points to 40 basis points for the six months ended December 31, 2015 compared to 50 basis points for the six months ended December 31, 2014, which more than offset the increase of $34.6 million, or 16.4%, in the average balance of these deposits to $245.1 million for the six months ended December 31, 2015 from $210.5 million for the six months ended December 31, 2014. The increase in the average balance of all deposits is largely the result of only one month of the $139.2 million in total deposits acquired from Stephens Federal Bank being in the six month average balances of deposits for the six months ended December 31, 2014, further aided by the increase in total deposits of $3.1 million, or 0.8%, to $397.2 million at December 31, 2015 compared to $394.1 million at June 30, 2015. The decrease in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions.

Net Interest Income. Net interest income before the provision for loan losses increased $1.7 million, or 26.2%, to $8.2 million from $6.5 million. Our interest rate spread and net interest margin for the six months ended December 31, 2015 increased to 3.72% and 3.77%, respectively, from 3.53% and 3.62%, respectively, for the six months ended December 31, 2014. The increase in interest rate spread and net interest margin are reflective of our lower costs of funds on interest-bearing liabilities for the six months ended December 31, 2015.

Provision for Loan Losses. We recorded a provision for loan losses of $422 thousand for the six months ended December 31, 2015 compared with $9 thousand for the six months ended December 31, 2014. Net charge-offs for the six months ended December 31, 2015 were $282 thousand compared with no charge-offs for the six months ended December 31, 2014. The provision for specific valuation allowances on impaired loans was approximately $297 thousand, and for our general valuation allowance, the provision was $125 thousand. Total loans evaluated collectively for impairment decreased $10.2, or 3.4%, to $290.1 million at December 31, 2015 compared to $300.3 million at December 31, 2014. Of the $297 thousand in provision for specific valuation allowances for the six months ended December 31, 2015, approximately $32 thousand was related to specific valuation allowances needed on PCI loans.

Our total allowance for loan losses was $1.1 million, or 0.38%, of total gross loans, at December 31, 2015 and $1.0 million, or 0.32%, of total gross loans at June 30, 2015. The ending allowance for specifically identified impaired loans was $402 thousand at December 31, 2015 compared to $220 thousand at June 30, 2015. The general valuation allowance at December 31, 2015 and June 30, 2015 was $746 thousand and $788 thousand, respectively. The allowance for specifically identified impaired loans at December 31, 2015 and June 30, 2015 includes an allowance of $48 thousand and $16 thousand, respectively for PCI loans. No general valuation allowance has been recorded for the acquired portion of our loan portfolio that was not determined to be PCI.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2015 and 2014. There have been no changes to our allowance for loan loss methodology, and even though our policy with respect to identifying loans for individual impairment analysis does not require a review of every loan, we review all loans adversely classified as substandard or doubtful for impairment, regardless of size.

Noninterest Income. Noninterest income increased $1.1 million, or 322.6%, to $1.4 million for the six months ended December 31, 2015 from $341 thousand for the six months ended December 31, 2014. The majority of this increase comes from increases in service charges on deposit accounts, income on bank owned life insurance, mortgage banking income, and gain on disposition of purchase credit impaired loans. Service charges on deposit accounts increased $140 thousand, or 140.0%, to $240 thousand for the six months ended December 31, 2015 from $100 thousand for the six months ended December 31, 2014. The significant factor contributing to the increase is that service charges on deposit accounts for the six months ended December 31, 2014 only included one month’s service charges and other deposit related fee income related to acquired deposits from Stephens Federal Bank. Income on bank owned life insurance increased $104 thousand, or 74.8%, to $243 thousand for the six months ended December 31, 2015 from $139 thousand for the six months ended December 31, 2014, which is reflective of the purchase of $8.0 million in bank owned life insurance during the three months ended September 30, 2015. Mortgage banking income increased $157 thousand, or 461.8%, to $191 thousand for the six months ended December 31, 2015 from $34 thousand for the six months ended December 31, 2014. As with service charges on deposit accounts, the primary reason for the increase is the five additional months of mortgage banking income included in the six months ended December 31, 2015 as compared with one month for the six months ended December 31, 2014. Prior to the acquisition of Stephens Federal Bank, we did not have a secondary mortgage platform or perform any servicing of loans outside of our own portfolio. The increase in gain on disposition of purchased credit impaired loans represents the net total gains realized on the sale or disposition of purchased credit impaired loans during the six months ended December 31, 2015 of $809 thousand. These gains to noninterest income were offset slightly by decreases in gain on sales of securities, gain on sales of real estate owned and in the value of our loan servicing asset. The gain on sales of securities decreased $20 thousand, or 69.0%, to $9 thousand for the six months ended December 31, 2015 from $29 thousand for the six months ended December 31, 2014, and the gain on sales of real estate owned decreased $36 thousand for the same periods ended. There were no gains realized on the sale of real estate owned real estate owned during the six months ended December 31, 2015, but we did realize a net loss on sales of real estate owned of $59 thousand for the same period. Real estate owned is carried at the lower of its carrying value or fair value, less costs to sell. We typically do not experience large gains or losses on real estate properties sold. The net decline in the value of the loan servicing asset is mostly reflective of the decrease in the amount of loans serviced. The total loans serviced at December 31, 2015 was $133.1 million at December 31, 2015 compared to $141.2 million at June 30, 2015.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2015 increased by $2.1 million, or 60.0%, to $5.6 million from $3.5 million for the same period in 2014. The increase in noninterest expenses is primarily reflective of increases in salaries and employee benefits of $1.2 million, or 57.1%, to $3.3 million for the six months ended December 31, 2015 from $2.1 million for the six months ended December 31, 2014, occupancy and equipment expenses of $317 thousand, or 79.8%, to $714 thousand for the six months ended December 31, 2015 from $397 thousand for the six months ended December 31, 2014, and an increase in the provision for real estate owned and related expenses of $124 thousand, or 317.9%, to $163 thousand for the six months ended December 31, 2015 from $39 thousand for the six months ended December 31, 2014. The increase in salaries and employee benefits is primarily due to increases in salaries related to promotions and pay increases for supervisory and management personnel taking on more responsibilities resulting from the acquisition of Stephens Federal Bank, and the fact the total salaries and employee benefits for the six months ended December 31, 2014 only included one month of compensation and benefits expense for the employees of Stephens Federal Bank. We also accrued an additional $100 thousand in December 2015 for a profit sharing match to all eligible employees’ 401(k) accounts as reward for our financial success and successful completion of the acquisition. This profit sharing match will be contributed to the 401(k) Plan during our third fiscal quarter. The increase in occupancy and equipment expenses is related to the increase in additional costs to maintain three newly added branch facilities as well as moderate increases in depreciation expense due to the addition of property and equipment, all as a result of the acquisition, and as with salaries and employee benefits, occupancy and equipment expenses for the three months ended December 31, 2014 only includes the additional costs for acquired Stephens Federal Bank properties for one month. The increase in the provision for real estate owned and related expenses is primarily related to additional impairment losses taken on real estate properties due to declines in their fair market values less costs to sell below their carrying values.

Income Tax Expense. Income tax expense for the six months ended December 31, 2015 and December 31, 2014 was $1.2 million. Our effective income tax rate was 34.1% and 36.3% for the same periods ended, respectively. The decrease in our effective tax rate is largely due to the increase in non-taxable bank owned life insurance, resulting from the purchase of $8.0 million of bank owned life insurance during the six months ended December 31, 2015.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of December 31, 2015), or approximately $52.9 million.

Common Stock Dividends. On August 27 and November 27, 2015, the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.1 million.

Equity Compensation Plans. There were no issuances of restricted stock or stock options during the six months ended December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A.	RISK FACTORS

Disclosures of risk factors are not required of smaller reporting companies, such as the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c) Issuer Repurchases. On November 24, 2015, the Board of Directors authorized the repurchase of up to 175,000 of the Company’s common stock, which represents approximately 10.2% of the Company’s issued and outstanding shares (excluding shares that Oconee Federal, MHC currently holds).

In connection with the authorization of this stock repurchase program, the Board of Directors terminated the Company’s existing stock repurchase program, which had authorized the Company to purchase up to 150,000 shares of its issued and outstanding common stock. The Company had previously purchased a total of 113,400 shares of its common stock at a weighted average price of $16.04 per share under the existing stock repurchase program.

The following table sets forth information in connection with repurchases of the Company’s common stock for the period October 1, 2015 through December 31, 2015.

Approximate Maximum
	Total		Total Number of		Dollar Value or Number
	Number of	Average Price	Shares Purchased		of Shares That May Yet
	Shares	Paid Per	as Part of Publicly		be Purchased Under
	Purchased	Share	Announced Plan		Publicly Announced Plan
October 1 - October 31, 2015	-	$-	-		$-
November 1 - November 30, 2015	1,800	18.34	1,800	(1)	173,200	(2)
December 1 - December 31, 2015	-	-	-		-
Total	1,800	$18.34	1,800		$173,200

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.

(2)	Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at December 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed in the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oconee Federal Financial Corp.
Date: February 16, 2016

/s/ T. Rhett Evatt
T. Rhett Evatt
Chairman and Chief Executive Officer

/s/ H. Allen Salter
H. Allen Salter
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of H. Allen Salter, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, and H. Allen Salter, Senior Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets
(ii)	Consolidated Statements of Income and Comprehensive Income
(iii)	Consolidated Statements of Changes In Shareholders’ Equity
(iv)	Consolidated Statements of Cash Flows, and
(v)	Notes to The Consolidated Financial Statements

