Form 10-Q
period 2016-03-31
Oconee Federal Financial Corp.
filed 2016-05-13
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

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

There were 5,871,465 shares of Common Stock, par value $0.01 per share, outstanding as of May 13, 2016.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

PART I

ITEM 1.          FINANCIAL STATEMENTS

	March 31,	June 30,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,294	$4,883
Interest-earning deposits	23,335	21,309
Total cash and cash equivalents	27,629	26,192
Securities available-for-sale	129,140	111,167
Loans	291,539	309,267
Allowance for loan losses	(1,157)	(1,008)
Net loans	290,382	308,259
Loans held for sale	385	118
Premises and equipment, net	6,913	7,058
Real estate owned, net	1,729	2,092
Accrued interest receivable
Loans	1,033	1,077
Investments	473	312
Restricted equity securities	433	440
Bank owned life insurance	17,428	9,044
Goodwill	2,593	2,593
Core deposit intangible	774	874
Loan servicing rights	1,168	1,396
Deferred tax assets	1,748	3,766
Other assets	832	956
Total assets	$482,660	$475,344
LIABILITIES
Deposits
Noninterest bearing	$19,788	$20,254
Interest bearing	377,523	373,839
Total deposits	397,311	394,093
Accrued interest payable and other liabilities	1,038	461
Total liabilities	398,349	394,554
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,871,465 and 5,882,140, shares outstanding, respectively	65	65
Treasury stock, $0.01 par value, 600,574 and 589,899 shares, respectively	(6)	(6)
Additional paid-in capital	13,440	13,354
Retained earnings	71,034	68,950
Accumulated other comprehensive income (loss)	1,088	(26)
Unearned ESOP shares	(1,310)	(1,547)
Total shareholders' equity	84,311	80,790
Total liabilities and shareholders' equity	$482,660	$475,344

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Interest and dividend income:
Loans, including fees	$3,984	$4,047	$11,717	$10,267
Securities, taxable	458	404	1,278	1,155
Securities, tax-exempt	135	50	342	126
Interest-earning deposits and other	39	16	81	39
Total interest income	4,616	4,517	13,418	11,587
Interest expense:
Deposits	291	309	875	932
Total interest expense	291	309	875	932
Net interest income	4,325	4,208	12,543	10,655
Provision for loan losses	11	7	433	16
Net interest income after provision for loan losses	4,314	4,201	12,110	10,639
Noninterest income:
Service charges on deposit accounts	120	111	360	211
Income on bank owned life insurance	144	82	384	221
Mortgage banking income	95	147	286	181
Gain on sales of securities	94	120	104	149
Gain on disposition of purchase credit impaired loans	-	-	809	-
Gain on sales of real estate owned	-	27	-	63
Other	15	21	33	51
Total noninterest income	468	508	1,976	876
Noninterest expense:
Salaries and employee benefits	1,649	1,596	4,995	3,738
Occupancy and equipment	427	319	1,141	716
Data processing	144	135	403	309
Professional and supervisory fees	271	234	688	575
Office expense	68	109	167	196
Advertising	39	29	139	71
FDIC deposit insurance	56	78	164	154
Provision for real estate owned and related expenses	20	167	183	206
Loss on sales of real estate owned	8	-	68	-
Change in loan servicing asset	142	50	228	50
Other	206	186	533	408
Total noninterest expense	3,030	2,903	8,709	6,423
Income before income taxes	1,752	1,806	5,377	5,092
Income tax expense	359	610	1,596	1,825
Net income	$1,393	$1,196	$3,781	$3,267
Other comprehensive income
Unrealized gain on securities available-for-sale	$1,642	$993	$1,846	$1,280
Tax effect	(591)	(374)	(665)	(483)
Reclassification adjustment for gains realized in net income	(94)	(120)	(104)	(149)
Tax effect	34	45	37	56
Total other comprehensive income	991	544	1,114	704
Comprehensive income	$2,384	$1,740	$4,895	$3,971

Basic net income per share: (Note 3)	$0.24	$0.21	$0.66	$0.58
Diluted net income per share: (Note 3)	$0.24	$0.21	$0.65	$0.57
Dividends declared per share:	$0.10	$0.10	$0.30	$0.30

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance at July 1, 2014	$64	$(6)	$12,186	$66,705	$(147)	$(1,821)	$76,981
Net income	-	-	-	3,267	-	-	3,267
Other comprehensive income	-	-	-	-	704	-	704
Purchase of 1,800 shares of treasury stock (1)	-	-	(35)	-	-	-	(35)
Issuance of 12,600 shares of restricted stock (2)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	203	-	-	-	203
Common stock issued, 36,945 shares (3)	1	-	699	-	-	-	700
Dividends (4) (5)	-	-	25	(1,678)	-	-	(1,653)
ESOP shares earned	-	-	160	-	-	224	384
Balance at March 31, 2015	$65	$(6)	$13,238	$68,294	$557	$(1,597)	$80,551

Balance at July 1, 2015	$65	$(6)	$13,354	$68,950	$(26)	$(1,547)	$80,790
Net income	-	-	-	3,781	-	-	3,781
Other comprehensive income	-	-	-	-	1,114	-	1,114
Purchase of 17,675 shares of treasury stock (6)	-	-	(342)	-	-	-	(342)
Issuance of 7,000 shares of restricted stock (7)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	213	-	-	-	213
Dividends (8) (9)	-	-	25	(1,697)	-	-	(1,672)
ESOP shares earned	-	-	190	-	-	237	427
Balance at March 31, 2016	$65	$(6)	$13,440	$71,034	$1,088	$(1,310)	$84,311

(1)	The weighted average cost of treasury shares purchased during the nine months ended March 31, 2015 was $19.81 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	On January 25, 2015, the Company granted 12,600 shares of restricted stock. The grant date fair value of these shares was $20.01.
(3)	36,945 shares issued to Oconee MHC at approximately $18.95 per share for the acquisition of Stephens Federal Bank.
(4)	Cash dividends declared on July 24, 2014 were paid on August 21, 2014. Cash dividends declared on October 23, 2014 were paid on November 20, 2014. Cash dividends declared on January 29, 2015 were paid on February 26, 2015.
(5)	Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,000 additional shares. The portion of the dividend paid on allocated shares of approximately $25 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,000 shares was accounted for as additional compensation expense of approximately $74 for the nine months ended March 31, 2015.
(6)	The weighted average cost of treasury shares purchased during the nine months ended March 31, 2016 was $19.32 per share. Treasury stock repurchases were accounted for using the par value method.
(7)	On February 5, 2016, the Company granted 7,000 shares of restricted stock. The grant date fair value of these shares was $19.40.
(8)	Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,500 additional shares. The portion of the dividend paid on allocated shares of approximately $25 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,500 shares was accounted for as additional compensation expense of approximately $74 for the nine months ended March 31, 2016.
(9)	Cash dividends declared on July 30, 2015 were paid on August 27, 2015. Cash dividends declared on October 29, 2015 were paid on November 27, 2015. Cash dividends declared on January 28, 2016 were paid on February 25, 2016.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	March 31,	March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$3,781	$3,267
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	433	16
Provision for real estate owned	110	112
Depreciation and amortization, net	1,077	782
Deferred loan costs, net	(212)	(3)
Deferred income tax expense	1,390	18
Net (gain) loss on sale of real estate owned	68	(63)
Change in loan servicing asset	228	50
Gain on sales of securities	(104)	(149)
Mortgage loans originated for sale	(3,579)	(1,734)
Mortgage loans sold	3,352	1,492
(Gain) loss on sales of mortgage loans	(40)	81
Increase in cash surrender value of bank owned life insurance	(360)	(221)
Gain on disposition of purchased credit impaired loans	(809)	-
ESOP compensation expense	427	384
Stock-based compensation expense	213	203
Net change in operating assets and liabilities:
Accrued interest receivable	(117)	(34)
Accrued interest payable	(9)	-
Other	686	(1,403)
Net cash provided by operating activities	6,535	2,798
Cash Flows From Investing Activities
Net cash received from acquisition of Stephens Federal	-	24,079
Purchases of premises and equipment	(221)	(340)
Disposal of premises and equipment	(37)	(340)
Purchases of securities available-for-sale	(40,008)	(23,009)
Proceeds from maturities, paydowns and calls of securities available-for-sale	17,094	14,654
Proceeds from sales of securities available-for-sale	6,213	11,025
Redemptions of restricted equity securities	7	27
Purchases of bank owned life insurance	(8,000)	-
Proceeds from sale of real estate owned	1,798	1,750
Dispositions of purchased credit impaired loans	3,251	-
Loan originations and repayments, net	13,601	3,732
Net cash (used in) provided by investing activities	(6,302)	31,578
Cash Flows from Financing Activities
Net change in deposits	3,218	(19,451)
Dividends paid	(1,672)	(1,653)
Purchase of treasury stock	(342)	(35)
Net cash provided by (used in) financing activities	1,204	(21,139)
Change in cash and cash equivalents	1,437	13,237
Cash and cash equivalents, beginning of year	26,192	11,890
Cash and cash equivalents, end of period	$27,629	$25,127

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

On December 1, 2014, the Company acquired Stephens Federal Bank. The consolidated financial statements at March 31, 2016 and June 30, 2015 and for the three and nine months ended March 31, 2016 and 2015 are reflective of the addition of Stephens Federal Bank’s assets and liabilities.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2016 and June 30, 2015 and the results of operations and cash flows for the interim periods ended March 31, 2016 and 2015. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

(2)	NEW ACCOUNTING STANDARDS

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued final amendments (ASU 2016-08 and ASU 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company continues to assess the impact of ASU 2014-09 on its accounting and disclosures.

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

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Earnings per share
Net income	$1,393	$1,196	$3,781	$3,267
Less: distributed earnings allocated to participating securities	(6)	(8)	(17)	(22)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(7)	(8)	(20)	(22)
Net earnings available to common shareholders	$1,380	$1,180	$3,744	$3,223
Weighted average common shares outstanding including participating securities	5,877,820	5,880,480	5,881,993	5,853,577
Less: participating securities	(56,902)	(78,499)	(56,902)	(78,499)
Less: average unearned ESOP shares	(131,696)	(161,110)	(141,192)	(170,051)
Weighted average common shares outstanding	5,689,222	5,640,871	5,683,899	5,605,027
Basic earnings per share	$0.24	$0.21	$0.66	$0.58
Weighted average common shares outstanding	5,689,222	5,640,871	5,683,899	5,605,027
Add: dilutive effects of assumed exercises of stock options	75,180	76,901	72,928	68,256
Average shares and dilutive potential common shares	5,764,402	5,717,772	5,756,827	5,673,283
Diluted earnings per share	$0.24	$0.21	$0.65	$0.57

During the three months ended March 31, 2016 and 2015, 28,700 and 7,700 shares, respectively, were considered anti-dilutive as the exercise price was below the average market price for the respective periods. During the nine months ended March 31, 2016 and 2015, 28,700 and 15,400 shares, respectively, were considered anti-dilutive as the exercise price was below the average market price for the respective periods.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at March 31, 2016 and June 30, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
FHLMC common stock	$20	$89	$-	$109
Certificates of deposit	7,221	45	-	7,266
Corporate debt securities	5,336	45	-	5,381
Municipal securities	30,143	558	(56)	30,645
SBA loan pools	1,368	11	(3)	1,376
U.S. Government agency mortgage-backed securities	68,432	911	(86)	69,257
U.S. Government agency bonds	14,919	187	-	15,106
Total available-for-sale	$127,439	$1,846	$(145)	$129,140

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
FHLMC common stock	$20	$160	$-	$180
Certificates of deposit	7,221	29	(8)	7,242
Municipal securities	13,574	11	(152)	13,433
SBA loan pools	2,249	17	-	2,266
U.S. Government agency mortgage-backed securities	64,177	488	(523)	64,142
U.S. Government agency bonds	23,967	80	(143)	23,904
Total available-for-sale	$111,208	$785	$(826)	$111,167

Securities pledged at March 31, 2016 and June 30, 2015 had carrying amounts of $6,068 and $5,951, respectively. These securities were pledged to secure public deposits.

At March 31, 2016 and June 30, 2015, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at March 31, 2016 and June 30, 2015. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
			Number in			Number in			Number in
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Loss	Loss (1)	Value	Loss	Loss (1)	Value	Loss	Loss (1)
March 31, 2016
Municipal securities	$6,006	$(54)	13	$339	$(2)	1	$6,345	$(56)	14
SBA loan pools	617	(3)	1	-	-	-	617	(3)	1
U.S. Government agency mortgage-backed securities	5,264	(14)	5	1,801	(72)	7	7,065	(86)	12
	$11,887	$(71)	19	$2,140	$(74)	8	$14,027	$(145)	27

	Less than 12 Months			12 Months or More			Total
			Number in			Number in			Number in
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Loss	Loss (1)	Value	Loss	Loss (1)	Value	Loss	Loss (1)
June 30, 2015
Certificates of deposit	$1,737	$(6)	7	$247	$(2)	1	$1,984	$(8)	8
Municipal securities	10,472	(152)	30	-	-	-	10,472	(152)	30
SBA loan pools	-	-	-	-	-	-	-	-	-
U.S. Government agency mortgage-backed securities	18,981	(195)	15	11,521	(328)	12	30,502	(523)	27
U.S. Government agency bonds	6,951	(68)	4	4,920	(75)	3	11,871	(143)	7
	$38,141	$(421)	56	$16,688	$(405)	16	$54,829	$(826)	72

(1)	Actual amounts.

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

None of the unrealized losses at March 31, 2016 were recognized into net income for the three or nine months ended March 31, 2016 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2015 were recognized as having OTTI during the three or nine months ended March 31, 2016.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2016 and June 30, 2015 by contractual maturity. FHLMC common stock is not presented in this table.

	March 31, 2016		June 30, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$1,494	$1,499	$1,244	$1,249
Due from one to five years	17,173	17,356	22,156	22,042
Due from six to ten years	30,595	31,068	11,450	11,412
Due after ten years	8,357	8,475	9,912	9,876
Mortgage-backed securities (1)	69,800	70,633	66,426	66,408
Total	$127,419	$129,031	$111,188	$110,987

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Proceeds	$5,058	$4,604	$6,213	$11,025
Gross gains	95	120	104	149
Gross losses	-	-	-	-

The tax provision related to these net realized gains for the three and nine months ended March 31, 2016 was $34 and $37, respectively, and for the three and nine months ended March 31, 2015 was $43 and $54, respectively.

(5)	LOANS

The components of loans at March 31, 2016 and June 30, 2015 were as follows:

	March 31,	June 30,
	2016	2015
Real estate loans:
One-to-four family	$241,874	$256,321
Multi-family	2,030	2,574
Home equity	6,947	8,198
Nonresidential	20,513	21,685
Agricultural	3,332	4,164
Construction and land	16,349	14,590
Total real estate loans	291,045	307,532
Commercial and industrial	127	184
Consumer and other loans	1,508	2,745
Total loans	292,680	310,461
Deferred net loan fees	(1,141)	(1,194)
Total loans net of deferred loan fees	$291,539	$309,267

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2016 by portfolio segment:

	Beginning				Ending
Three Months Ended March 31, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Real estate loans:
One-to-four family	$961	$17	$-	$-	$978
Multi-family	4	-	-	-	4
Home equity	1	1	-	-	2
Nonresidential	67	6	-	-	73
Agricultural	4	39	-	-	43
Construction and land	86	(43)	-	-	43
Total real estate loans	1,123	20	-	-	1,143
Commercial and industrial	8	(1)	-	-	7
Consumer and other loans	17	(8)	(2)	-	7
Total loans	$1,148	$11	$(2)	$-	$1,157

Nine Months Ended March 31, 2016
Real estate loans:
One-to-four family	$910	$276	$(208)	$-	$978
Multi-family	4	-	-	-	4
Home equity	1	73	(72)	-	2
Nonresidential	55	18	-	-	73
Agricultural	4	39	-	-	43
Construction and land	25	18	-	-	43
Total real estate loans	999	424	(280)	-	1,143
Commercial and industrial	-	7	-	-	7
Consumer and other loans	9	2	(4)	-	7
Total loans	$1,008	$433	$(284)	$-	$1,157

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2016:

	Ending Allowance on Loans:			Loans:
	Individually		Collectively	Individually		Collectively
	Evaluated for		Evaluated for	Evaluated for		Evaluated for
At March 31, 2016	Impairment		Impairment	Impairment		Impairment
	Non-PCI	PCI (1)		Non-PCI	PCI (1)
Real estate loans:
One-to-four family	$284	$57	$637	$2,636	$2,063	$237,175
Multi-family	-	-	4	-	-	2,030
Home equity	-	-	2	33	-	6,914
Nonresidential	-	16	57	-	1,500	19,013
Agricultural	-	40	3	-	948	2,384
Construction and land	2	8	33	49	570	15,730
Total real estate loans	286	121	736	2,718	5,081	283,246
Commercial and industrial	-	-	7	-	-	127
Consumer and other loans	5	-	2	6	-	1,502
Total loans	$291	$121	$745	$2,724	$5,081	$284,875

(1)	“Purchase Credit Impaired” (or “PCI”) loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2015 by portfolio segment:

	Beginning				Ending
Three Months Ended March 31, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Real estate loans:
One-to-four family	$782	$7	$-	$-	$789
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	50	(1)	-	-	49
Agricultural	-	-	-	-	-
Construction and land	26	(1)	-	-	25
Total real estate loans	863	5	-	-	868
Commercial and industrial	-	-	-	-	-
Consumer and other loans	1	2	(2)	-	1
Total loans	$864	$7	$(2)	$-	$869

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Beginning				Ending
Nine Months Ended March 31, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Real estate loans:
One-to-four family	$736	$53	$-	$-	$789
Multi-family	4	-	-	-	4
Home equity	1	-	-	-	1
Nonresidential	52	(3)	-	-	49
Agricultural	-	-	-	-	-
Construction and land	59	(34)	-	-	25
Total real estate loans	852	16	-	-	868
Commercial and industrial	-	-	-	-	-
Consumer and other loans	3	-	(2)	-	1
Total loans	$855	$16	$(2)	$-	$869

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2015:

	Ending Allowance on Loans:			Loans:
	Individually		Collectively	Individually		Collectively
	Evaluated for		Evaluated for	Evaluated for		Evaluated for
At June 30, 2015	Impairment		Impairment	Impairment		Impairment
	Non-PCI	PCI (1)		Non-PCI	PCI (1)
Real estate loans:
One-to-four family	$197	$6	$707	$2,666	$2,778	$250,877
Multi-family	-	-	4	-	-	2,574
Home equity	-	-	1	-	-	8,198
Nonresidential	-	10	45	-	2,627	19,058
Agricultural	-	-	4	-	1,441	2,723
Construction and land	-	-	25	-	599	13,991
Total real estate loans	197	16	786	2,666	7,445	297,421
Commercial and industrial	-	-	-	-	-	184
Consumer and other loans	7	-	2	7	-	2,738
Total loans	$204	$16	$788	$2,673	$7,445	$300,343

(1)	PCI loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2016 and June 30, 2015, including the average recorded investment balance and interest earned for the nine months ended March 31, 2016 and year ended June 30, 2015:

	March 31, 2016
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$3,487	$2,638	$-	$3,021	$89
Multi-family	-	-	-	-	-
Home equity	225	39	-	20	-
Nonresidential	1,307	631	-	969	56
Agricultural	-	-	-	721	-
Construction and land	1,120	582	-	591	83
Total real estate loans	6,139	3,890	-	5,322	228
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total loans	$6,139	$3,890	$-	$5,322	$228
With recorded allowance:
Real estate loans:
One-to-four family	$2,424	$2,061	$340	$2,052	$82
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	1,306	869	16	1,094	16
Agricultural	1,803	948	40	474	79
Construction and land	110	31	11	16	-
Total real estate loans	5,643	3,909	407	3,636	177
Commercial and industrial	-	-	-	-	-
Consumer and other loans	6	6	5	-	-
Total loans	$5,649	$3,915	$412	$3,636	$177

Totals:
Real estate loans	$11,782	$7,799	$407	$8,958	$405
Consumer and other loans	6	6	5	-	-
Total loans	$11,788	$7,805	$412	$8,958	$405

The unpaid principal balance and recorded investment of PCI loans included in the table above was $9,064 and $5,081, respectively, at March 31, 2016.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	June 30, 2015
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$4,651	$3,403	$-	$1,889	$92
Multi-family	-	-	-	-	-
Home equity	207	-	-	-	-
Nonresidential	2,830	1,307	-	654	39
Agricultural	2,893	1,441	-	721	45
Construction and land	1,271	599	-	300	23
Total real estate loans	11,852	6,750	-	3,564	199
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$11,852	$6,750	$-	$3,564	$199

With recorded allowance:
Real estate loans:
One-to-four family	$2,082	$2,042	$203	$1,658	$28
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	1,938	1,319	10	660	25
Agricultural	-	-	-	-	-
Construction and land	-	-	-	-	-
Total real estate loans	4,020	3,361	213	2,318	53
Commercial and industrial	-	-	-	-	-
Consumer and other loans	9	7	7	-	-
Total	$4,029	$3,368	$220	$2,318	$53

Totals:
Real estate loans	$15,872	$10,111	$213	$5,882	$252
Consumer and other loans	9	7	7	-	-
Total	$15,881	$10,118	$220	$5,882	$252

The unpaid principal balance and recorded investment of PCI loans included in the table above was $13,209 and $7,445, respectively, at June 30, 2015.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the carrying amount of those loans at March 31, 2016 and June 30, 2015:

PCI Loans, net of related discounts:

	March 31,	June 30,
	2016	2015
Real estate loans:
One-to-four family	$2,011	$2,772
Multi-family	-	-
Home equity	-	-
Nonresidential	1,484	2,617
Agricultural	909	1,441
Construction and land	556	599
Total real estate loans	4,960	7,429
Commercial and industrial	-	-
Consumer and other loans	-	-
Total loans	$4,960	$7,429

Carrying amounts listed above are net of an allowance for loan losses of $121 and $16 at March 31, 2016 and June 30, 2015, respectively.

The following table presents the changes in the carrying value and the accretable yield on purchased credit impaired loans for the three and nine months ended March 31, 2016.

	Three Months Ended		Nine Months Ended
	March 31, 2016		March 31, 2016
	Accretable	Carrying	Accretable	Carrying
	Yield	Value	Yield	Value
Balance at beginning of period	$(518)	$5,517	$(694)	$7,429
Subsequent adjustments	-	-	-	-
Liquidations	-	(169)	123	(2,008)
Reductions from payments	-	(315)	-	(356)
Accretion	123	-	375	-
Reclassification from nonaccretable to accretable	(242)	-	(441)	-
Change in the allowance	-	(73)	-	(105)
Balance at end of period	$(637)	$4,960	$(637)	$4,960

The acquisition of Stephens Federal Bank occurred on December 1, 2014. The amount of accretion recognized for the three and nine months ended March 31, 2015 was $119 and $131, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Income is not recognized on PCI loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amount of such loans at March 31, 2016 is as follows:

March 31,
2016
Balance at beginning of year	$2,798
Additions	132
Reductions from payments and liquidations	(1,211)
Balance at end of period	$1,719

No income was recognized for the three or nine months ended March 31, 2016 and 2015 on the cost recovery basis for these loans.

The following tables present the aging of past due loans as well as nonaccrual loans. Nonaccrual loans and accruing loans past due 90 days or more include both smaller balance homogenous loans and larger balance loans that are evaluated either collectively or individually for impairment. Separate tables are presented to show the aging of total past due loans and the aging of past due PCI loans only.

Total past due loans and nonaccrual loans at March 31, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
March 31, 2016	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$4,672	$833	$1,164	$6,669	$235,205	$241,874	$1,317	$-
Multi-family	-	-	-	-	2,030	2,030	-	-
Home equity	111	-	39	150	6,797	6,947	39	-
Nonresidential	255	-	952	1,207	19,306	20,513	952	-
Agricultural	462	-	-	462	2,870	3,332	462	-
Construction and land	5	7	31	43	16,306	16,349	31	-
Total real estate loans	5,505	840	2,186	8,531	282,514	291,045	2,801	-
Commercial and industrial	-	-	-	-	127	127	-	-
Consumer and other loans	-	-	-	-	1,508	1,508	-	-
Total loans	$5,505	$840	$2,186	$8,531	$284,149	$292,680	$2,801	$-

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

PCI past due and nonaccrual loans at March 31, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
March 31, 2016	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$-	$154	$126	$280	$1,783	$2,063	$280	$-
Nonresidential	-	-	952	952	548	1,500	952	-
Agricultural	462	-	-	462	486	948	462	-
Construction and land	-	-	25	25	539	564	25	-
Total loans	$462	$154	$1,103	$1,719	$3,356	$5,075	$1,719	$-

PCI loans for which the Company cannot reasonably estimate the amount and timing of future cash flows are classified as nonaccrual.

Total past due and nonaccrual loans by portfolio segment at June 30, 2015:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
June 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$5,871	$1,243	$2,311	$9,425	$246,896	$256,321	$2,311	$-
Multi-family	-	-	-	-	2,574	2,574	-	-
Home equity	49	-	-	49	8,149	8,198	-	-
Nonresidential	229	313	1,108	1,650	20,035	21,685	1,379	-
Agricultural	-	-	-	-	4,164	4,164	487	-
Construction and land	78	-	-	78	14,512	14,590	-	-
Total real estate loans	6,227	1,556	3,419	11,202	296,330	307,532	4,177	-
Commercial and industrial	-	-	-	-	184	184	-	-
Consumer and other loans	1	1	-	2	2,743	2,745	-	-
Total loans	$6,228	$1,557	$3,419	$11,204	$299,257	$310,461	$4,177	$-

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

Troubled Debt Restructurings:

At March 31, 2016 and June 30, 2015, total loans that have been modified as troubled debt restructurings were $462 and $487, respectively, which consisted of one agricultural loan and one home equity line of credit. These loans were PCI loans recorded initially at fair value. No additional allowance has been specifically reserved for these loans. Additionally, there were no commitments to lend any additional amounts under either loan or any payment default on any loan after the modification. There were no troubled debt restructurings during the three or nine months ended March 31, 2016.

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

Construction and Land: The Company makes construction loans to individuals for the construction of their primary residences and to commercial businesses for their real estate needs. These loans generally have maximum terms of twelve months, and upon completion of construction convert to conventional amortizing mortgage loans. Residential construction loans have rates and terms comparable to one-to-four family residential mortgage loans that the Company originates. Commercial construction loans have rate and terms comparable to commercial loans that we originate. During the construction phase, the borrower generally pays interest only. Generally, the maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating commercial loans.

The Company also makes interim construction loans for nonresidential properties. In addition, the Company occasionally makes loans for the construction of homes "on speculation," but the Company generally permits a borrower to have only two such loans at a time. These loans generally have a maximum term of eight months, and upon completion of construction convert to conventional amortizing nonresidential real estate loans. These construction loans have rates and terms comparable to permanent loans secured by property of the type being constructed that we originate. Generally, the maximum loan-to-value ratio of these construction loans is 85%.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Commercial and Industrial Loans: Commercial and industrial loans are offered to businesses and professionals in the Company’s market area. These loans generally have short and medium terms on both a collateralized and uncollateralized basis. The structure of these loans are largely determined by the loan purpose and collateral. Sources of collateral can include a lien on furniture, fixtures, equipment, inventory, receivables and other assets of the company. A UCC-1 is typically filed to perfect our lien on these assets.

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

Total loans by risk grade and portfolio segment at March 31, 2016:

			Special
March 31, 2016	Pass	Pass-Watch	Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$227,461	$7,915	$1,799	$4,699	$-	$241,874
Multi-family	2,030	-	-	-	-	2,030
Home equity	6,380	267	261	39	-	6,947
Nonresidential	13,362	4,142	1,509	1,500	-	20,513
Agricultural	1,285	404	695	948	-	3,332
Construction and land	14,605	890	241	613	-	16,349
Total real estate loans	265,123	13,618	4,505	7,799	-	291,045
Commercial and industrial	113	14	-	-	-	127
Consumer and other loans	1,499	-	3	6	-	1,508
Total loans	$266,735	$13,632	$4,508	$7,805	$-	$292,680

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Total loans by risk grade and portfolio segment at June 30, 2015:

			Special
June 30, 2015	Pass	Pass-Watch	Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$242,399	$6,909	$1,568	$5,445	$-	$256,321
Multi-family	2,574	-	-	-	-	2,574
Home equity	7,840	184	174	-	-	8,198
Nonresidential	13,226	4,275	1,558	2,355	271	21,685
Agricultural	1,295	423	1,005	1,441	-	4,164
Construction and land	12,586	920	485	599	-	14,590
Total real estate loans	279,920	12,711	4,790	9,840	271	307,532
Commercial and industrial	169	15	-	-	-	184
Consumer and other loans	2,725	6	7	7	-	2,745
Total loans	$282,814	$12,732	$4,797	$9,847	$271	$310,461

At March 31, 2016, consumer mortgage loans secured by residential real estate properties totaling $302 were in formal foreclosure proceedings and are included in one-to-four family loans.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and June 30, 2015 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
	March 31,		June 30,
	2016		2015
Financial assets:
Securities available-for-sale	$129,031	$109	$110,987	$180
Loan servicing rights	-	1,168	-	1,396
Total financial assets	$129,031	$1,277	$110,987	$1,576

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Presented in the table below are assets measured at fair value on a nonrecurring basis using Level 3 inputs at March 31, 2016 and June 30, 2015:

	Fair Value Measurements
	(Level 3)	(Level 3)
	March 31,	June 30,
	2016	2015
Impaired loans, with specific allocations:
One-to-four family	$2,061	$1,839
Nonresidential	869	1,309
Agricultural	948	-
Construction and land	31	-
Consumer and other loans	5	-
Total financial assets	3,914	3,148
Non-financial assets:
Real estate owned, net:
One-to-four family	1,125	1,335
Nonresidential	436	365
Construction and land	168	392
Total non-financial assets	1,729	2,092
Total assets measured at fair value on a non-recurring basis	$5,643	$5,240

The Company's impaired loans at March 31, 2016 and June 30, 2015 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell and, with respect to nonresidential, agricultural, and consumer loans, were based upon discounted cash flow assumptions. The carrying amounts of these loans were $3,914 and $3,148, respectively, which consisted of valuation allowances of $412 and $220, respectively. Not shown in the table above, there were recorded investments at June 30, 2015 of consumer and other loans with a recorded investment amount of $7 with a valuation allowance of $7. The impact to the provision for loan losses from the change in the valuation allowance for the three and nine months ended March 31, 2016 was an increase of $10 and $302, respectively, and for the three and nine months ended March 31, 2015 was an increase of $0 and $16, respectively.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at March 31, 2016 and June 30, 2015 were $1,729 and $2,092 and $19 and $84, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the three and nine months ended March 31, 2016 were $0 and $110, respectively. The write-downs for real estate owned for the three and nine months ended March 31, 2015 were $112.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the three and nine months ended March 31, 2016 and 2015:

	Fair Value Measurements
	(Level 3)
	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	FHLMC	Loan		FHLMC	Loan
	Common	Servicing		Common	Servicing
	Stock	Rights	Total	Stock	Rights	Total
Balance at beginning of period:	$132	$1,310	$1,442	$167	$1,369	$1,536
Purchases	-	-	-	-	-	-
Change in fair value	(23)	(142)	(165)	-	(50)	(50)
Balance at end of period:	$109	$1,168	$1,277	$167	$1,319	$1,486

	Fair Value Measurements
	(Level 3)
	Nine Months Ended			Nine Months Ended
	March 31, 2016			March 31, 2015
	FHLMC	Loan		FHLMC	Loan
	Common	Servicing		Common	Servicing
	Stock	Rights	Total	Stock	Rights	Total
Balance at beginning of year:	$180	$1,396	$1,576	$314	$-	$314
Purchases	-	-	-	-	1,369	1,369
Change in fair value	(71)	(228)	(299)	(147)	(50)	(197)
Balance at end of period:	$109	$1,168	$1,277	$167	$1,319	$1,486

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2016 and June 30, 2015.

	Level 3 Quantitative Information
	March 31,	June 30,	Valuation	Unobservable
	2016	2015	Technique	Inputs	Range
	Fair Value	Fair Value

Impaired real estate loans net, with specific allocations:
One-to-four family	$2,061	$1,839	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Nonresidential	869	1,309	Discounted cash flows	Discount rate, estimated timing of cash flows	2% to 28%
Agricultural	948	-	Discounted cash flows	Discount rate, estimated timing of cash flows	0% to 30%
Construction and land	31	-	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Consumer and other loans	5	-	Discounted cash flows	Discount rate, estimated timing of cash flows	0% to 30%

Real estate owned net:
One-to-four family	$1,125	$1,335	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Nonresidential	436	365	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Construction and land	168	392	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2016 and June 30, 2015 are summarized below:

	March 31, 2016
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$129,140	$-	$129,031	$109	$129,140
Loans, net	290,382	-	-	290,211	290,211
Loans held for sale (1)	385	-	-	385	385
Loan servicing rights	1,168	-	-	1,168	1,168
Restricted equity securities (2)	433	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$397,311	$170,489	$226,856	$-	$397,345

	June 30, 2015
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$111,167	$-	$110,987	$180	$111,167
Loans, net	308,259	-	-	310,116	310,116
Loans held for sale (1)	118	-	-	118	118
Loan servicing rights	1,396	-	-	1,396	1,396
Restricted equity securities (2)	440	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$394,093	$137,618	$256,681	$-	$394,299

(1)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 2 classification.
(2)	It is not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.

(7)	EMPLOYEE STOCK OWNERSHIP PLAN

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

No contributions to the ESOP were made during the three or nine months ended March 31, 2016. The expense recognized for the three months ended March 31, 2016 and 2015 was $92 and $91, respectively. The expense recognized for the nine months ended March 31, 2016 and 2015 was $427 and $384, respectively.  An additional $100 discretionary contribution was paid to the ESOP for additional debt retirement during the nine months ended March 31, 2016 and March 31, 2015, which resulted in the release of additional shares and recognition of additional compensation expense of $190 and $160, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at March 31, 2016 and June 30, 2015 were as follows:

	March 31,	June 30,
	2016	2015
Committed to be released to participants	5,935	9,938
Allocated to participants	106,924	85,248
Unearned	135,983	153,656
Total ESOP shares	248,842	248,842

Fair value of unearned shares	$2,520	$2,827

(8)	STOCK BASED COMPENSATION

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

On February 5, 2016, the compensation committee of the board of directors approved the issuance of 21,000 stock options to purchase Company stock and 7,000 shares of restricted stock were granted to officers. Stock options and restricted stock have vesting periods of 5 years or 7 years, a percentage of which vests annually on each anniversary of the grant date. The weighted average vesting period of stock options and restricted stock granted was 5.7 years and 6.0 years, respectively. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the nine months ended March 31, 2016:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price/Share	Life (in years)	Value (1)
Outstanding - July 1, 2015	248,686	$12.02
Granted	21,000	19.40
Exercised	-	-
Forfeited	(7,700)	17.16
Outstanding - March 31, 2016	261,986	$12.46	6.46	$1,590
Fully vested and exercisable at March 31, 2016	127,741	$11.65	6.46	$879
Expected to vest in future periods	134,245
Fully vested and expected to vest - March 31, 2016	261,986	$12.46	6.46	$1,590

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $18.53 per share on March 31, 2016.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The fair value for each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the following assumptions. The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate. The expected dividend yield is estimated using the projected annual dividend level and recent stock price of the Company’s common stock at the date of grant. Expected stock volatility is based on historical volatilities of the SNL Financial Index of Thrift MHCs. The expected life of the options is calculated based on the “simplified” method as provided for under generally accepted accounting principles.

The weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below:

	Fiscal Years Granted
	2016	2015	2014	2012
Risk-free interest rate	1.67%	1.68%	2.32%	1.54%
Expected dividend yield	2.06%	2.00%	2.33%	3.45%
Expected stock volatility	16.1	15.9	15.5	15.3
Expected life (years)	8	8	8	8
Fair value	$2.75	$2.86	$2.46	$1.00

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 22,935 and 21,835 options that were earned during the nine months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense for stock options for the three and nine months ended March 31, 2016 was $7 and $29, respectively, and for the three and nine months ended March 31, 2015 was $12 and $34, respectively. Total unrecognized compensation cost related to stock options was $107 at March 31, 2016 and is expected to be recognized over a weighted-average period of 3.4 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2016:

March 31,
2016
Balance - beginning of year	62,502
Granted	7,000
Forfeited	(9,000)
Vested	(3,600)
Balance - end of period	56,902
Weighted average grant date fair value	$13.52

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on April 27, 2012 was $11.58 per share or $1,009 in total. The weighted-average grant date fair value of restricted stock granted on November 13, 2013 was $17.16 per share or $216 in total. The weighted-average grant date fair value of restricted stock granted on January 23, 2015 was $20.01 per share or $252 in total. The weighted-average grant date fair value of restricted stock granted on February 5, 2016 was $19.40 per share or $136 in total. Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended March 31, 2016 was $55 and $184 and for the three and nine months ended March 31, 2015 was $60 and $169, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $609 at March 31, 2016 and is expected to be recognized over a weighted-average period of 3.4 years.

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

The principal balances of those loans at March 31, 2016 and June 30, 2015 are as follows:

	March 31,	June 30,
	2016	2015
Mortgage loan portfolio serviced for:
FHLMC	$130,327	$141,195

Custodial escrow balances maintained in connection with serviced loans were $719 and $986 at March 31, 2016 and June 30, 2015.

Activity for loan servicing rights for the three and nine months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Loan servicing rights:
Beginning of period:	$1,310	$1,369	$1,396	$-
Additions	-	-	-	1,369
Change in fair value	(142)	(50)	(228)	(50)
End of period:	$1,168	$1,319	$1,168	$1,319

Fair value at March 31, 2016 was determined using a discount rate of 9.38%, prepayment speed assumptions ranging from 9.0% to 19.7% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.61%.  Fair value at March 31, 2015 was determined using a discount rate of 9.50%, prepayment speed assumptions ranging from 7.0% to 19.8% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

(10)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended March 31, 2016 and 2015 is as follows:

	March 31,	March 31,
	2016	2015
Cash paid during the period for:
Interest paid	$884	$932
Income taxes paid	$117	$1,240
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$1,613	$163

Acquisition:
Assets acquired (excluding goodwill) $2,593	$-	$137,985
Liabilities assumed	$-	$140,155
Acquisition price (common stock issued to OFED, MHC)	$-	$700
Goodwill recorded	$-	$2,870

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(11)	SUBSEQUENT EVENTS

On April 22, 2016, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend is payable to stockholders of record as of May 5, 2016, and will be paid on or about May 19, 2016.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

•	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	increased competition among depository and other financial institutions;

•	our ability to attract and maintain deposits, including attracting and maintaining deposits from former depositors of Stephens Federal Bank and introducing new deposit products;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

•	risks related to high concentration of loans secured by real estate located in our market areas;

•	changes in the level of government support of housing finance;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	the integration of our business with that of Stephens Federal Bank may take longer to accomplish than expected;

•	the growth opportunities and cost savings from the acquisition of Stephens Federal Bank may not be fully realized or may take longer to realize than expected;

•	our ability to manage increased expenses following the acquisition of Stephens Federal Bank, including salary and employee benefit expenses, occupation expenses, additional provisions related to loans acquired from Stephens Federal Bank and expenses related to foreclosed real estate acquired from Stephens Federal Bank;

•	operating costs, customer losses and business disruption following the acquisition of Stephens Federal Bank, including adverse effects of relationships with employees, may be greater than expected;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	our reliance on a small executive staff;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

•	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

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

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

Our total assets increased by $7.2 million, or 1.6%, to $482.7 million at March 31, 2016 from $475.3 million at June 30, 2015. The increase largely reflects increases in securities available-for-sale and bank owned life insurance, which were partially offset by a decrease in loans. Securities increased by $17.9 million as we utilized the cash from our decrease in the loan portfolio of the same amount from June 30, 2015 to March 31, 2016. During September 2015 we purchased $8.0 million in bank owned life insurance.

Total gross loans decreased by $17.8 million, or 5.8%, to $291.5 million at March 31, 2016 from $309.3 million at June 30, 2015. A portion of this decrease, $3.3 million, was from the liquidation and foreclosure of PCI loans during the nine months ended March 31, 2016 that we acquired from the Stephens Federal Bank acquisition. An additional $1.6 million in originated loans were foreclosed on during the nine months ended March 31, 2016. The remaining $13.6 million decrease in loans is reflective of the seasonally slower loan demand in our market area as well normal loan payment amortization.

Deposits increased $3.2 million, or 0.81%, to $397.3 million at March 31, 2016 from $394.1 million at June 30, 2015. The increase in our deposits reflected an increase in money market and NOW and demand deposits of $32.9 million, offset by a decrease of $29.7 million in certificates of deposit. The increase in money market deposits is reflective of an increase in rate on certain money market accounts during the nine months ended March 31, 2016. We believe the decline in our certificates of deposit is reflective of depositors moving their deposits into higher yielding investments in the market.

Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2016.

We had no advances from the Federal Home Loan Bank of Atlanta as of March 31, 2016 or June 30, 2015. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of our total assets (as of March 31, 2016), or approximately $53.1 million.

Total shareholders’ equity increased $3.5 million, or 4.4%, to $84.3 million at March 31, 2016 compared to $80.8 million at June 30, 2015. The increase in total shareholders’ equity is primarily reflective of net income of $3.8 million, net of dividends paid of $1.7 million, and increases from other comprehensive income, stock based compensation expense, and ESOP expense of $1.1 million, $213 thousand, and $427 thousand, respectively, for the nine months ended March 31, 2016.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31,	June 30,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,317	$2,311
Home equity	39	-
Nonresidential	952	1,379
Agricultural	462	487
Construction and land	31	-
Total real estate loans	2,801	4,177
Consumer and other loans	-	-
Total nonaccrual loans	$2,801	$4,177
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	$-	$-
Total of nonaccrual and 90 days or more past due loans (1)	$2,801	$4,177
Real estate owned, net:
One-to-four family	$1,125	$1,335
Nonresidential	436	365
Construction and land	168	392
Total real estate owned, net	1,729	2,092
Total nonperforming assets	$4,530	$6,269
Troubled debt restructurings	$462	$487
Troubled debt restructurings and total nonperforming assets	$4,992	$6,756
Total nonperforming loans to total loans	0.96%	1.35%
Total nonperforming assets to total assets	1.03%	1.42%
Total nonperforming assets to loans and real estate owned	1.70%	2.16%

(1)	There were no loans past due 90 days or more and still accruing at March 31, 2016 and June 30, 2015.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $84 thousand and $193 thousand for the nine months ended March 31, 2016 and 2015, respectively. Interest of $15 thousand and $164 thousand, respectively, was recognized on these loans and is included in net income for the nine months ended March 31, 2016 and 2015, respectively.

Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $55 thousand and $24 thousand for the nine months ended March 31, 2016 and 2015. No interest was recognized on trouble debt restructured loans for the nine months ended March 31, 2015 or 2016.

The decrease in nonperforming loans to total loans is reflective of continued improvement in asset quality by the successful liquidation through sale or payoff of $3.3 million in PCI loans that were nonperforming during the nine months ended March 31, 2016. The net decline in our real estate owned of $363 thousand, or 17.4%, to $1.7 million at March 31, 2016 from $2.1 million at June 30, 2015 improved our ratios of nonperforming assets to total assets and nonperforming assets to loans and real estate owned to 1.03% and 1.70%, respectively, at March 31, 2016 from 1.42% and 2.16%, respectively at June 30, 2015.

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

	For the Three Months Ended
	March 31, 2016				March 31, 2015
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$293,916		$3,984	5.42%	$326,828		$4,047	4.95%
Investment securities	99,392		458	1.84	96,767		404	1.67
Investment securities, tax-free	24,451		135	2.21	8,896		50	2.25
Interest-bearing deposits	21,205		39	0.74	15,429		16	0.41
Total interest-earning assets	438,964		4,616	4.21	447,920		4,517	4.03
Noninterest-earning assets	40,647				38,004
Total assets	$479,611				$485,924

Liabilities and shareholders' equity:
Interest-bearing liabilities:
NOW and demand deposits	$49,154		$6	0.05%	$48,832		$13	0.11%
Money market and regular savings	95,348		55	0.23	64,055		24	0.15
Certificates of deposit	229,353		230	0.40	270,828		272	0.40
Total interest-bearing deposits	373,855		291	0.31	383,715		309	0.33
Total interest-bearing liabilities	373,855				383,715
Noninterest-bearing deposits	27,750				20,155
Other noninterest-bearing liabilities	1,643				1,723
Total liabilities	403,248				405,593
Shareholders' equity	76,363				80,331
Total liabilities and shareholders' equity	$479,611				$485,924

Net interest income			$4,325				$4,208
Interest rate spread				3.90%				3.70%
Net interest margin				3.94%				3.76%
Average interest-earning assets to average interest-bearing liabilities	1.17	x			1.17	x

	For the Nine Months Ended
	March 31, 2016				March 31, 2015
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$300,232		$11,717	5.20%	$274,695		$10,267	4.98%
Investment securities	98,113		1,278	1.74	94,938		1,155	1.62
Investment securities, tax-free	20,670		342	2.21	7,213		126	2.33
Interest-earning deposits	18,472		81	0.58	11,266		39	0.46
Total interest-earning assets	437,487		13,418	4.09	388,112		11,587	3.98
Noninterest-earning assets	40,165				26,200
Total assets	$477,652				$414,312

Liabilities and shareholders' equity:
Interest-bearing liabilities:
NOW and demand deposits	$49,507		$28	0.08%	$31,878		$21	0.09%
Money market and regular savings	82,715		146	0.23	58,918		110	0.25
Certificates of deposit	239,871		701	0.39	230,623		801	0.46
Total interest-bearing deposits	372,093		875	0.31	321,419		932	0.39
Total interest-bearing liabilities	372,093				321,419
Noninterest-bearing deposits	25,840				12,334
Other noninterest-bearing liabilities	1,617				1,783
Total liabilities	399,550				335,536
Shareholders' equity	78,102				78,776
Total liabilities and shareholders' equity	$477,652				$414,312

Net interest income			$12,543				$10,655
Interest rate spread				3.78%				3.59%
Net interest margin				3.82%				3.66%
Average interest-earning assets to average interest-bearing liabilities	1.18	X			1.21	X

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015

General. We reported net income of $1.4 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. Interest income increased by $99 thousand, or 2.2%, to $4.6 million for the three months ended March 31, 2016 from 4.5 million for the three months ended March 31, 2015, which was primarily offset by the increase in noninterest expense of $127 thousand, or 4.4%, to $3.0 million from $2.9 million for the same periods ended. The increase in interest income was primarily from the increase in the size of our securities portfolio and the increased yields on our securities. The increase in noninterest expense was primarily a result of the increase in the change in loan servicing assets, salaries and employee benefits, and occupancy and equipment, offset by a decrease in the provision for real estate owned for the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015.

Interest Income. Interest income increased by $99 thousand, or 2.2%, to $4.6 million for the three months ended March 31, 2016 from $4.5 million for the three months ended March 31, 2015. The increase reflected an increase in the yield on interest earning-assets of 18 basis points, offset partially by a decrease in the average balance of interest-earning assets by $8.9 million, or 2.0%, to $439.0 million for the three months ended March 31, 2016 from $447.9 million for the three months ended March 31, 2015. The increase in the yield on interest-earning assets was primarily due to the acquisition of Stephens Federal and shifts in our investment portfolio to higher yielding investment securities.

Interest income on loans was $4.0 million for the three months ended March 31, 2016 and 2015. The average balance of loans decreased by $32.9 million, or 10.1%, to $293.9 million for the three months ended March 31, 2016 from $326.8 million for the three months ended March 31, 2015, which was offset by an increase of 47 basis points in the yield on loans to 5.42% from 4.95% for the same periods. The decrease in the average balance of our loans is reflective of the early payoffs in the months following the aforementioned acquisition of Stephens Federal Bank. As a result of the acquisition, we obtained loans with slightly higher coupon rates from ours, which had the positive effect of increasing our overall loan portfolio yield. Interest income on investment securities increased by $139 thousand, or 30.6%, to $593 thousand for the three months ended March 31, 2016 from $454 thousand for the three months ended March 31, 2015. The increase reflected an increase in the average balance of securities of $18.1 million, or 17.1%, to $123.8 million for the three months ended March 31, 2016 from $105.7 million for the three months ended March 31, 2015 and an increase of 20 basis points in the yield on securities to 1.92% from 1.72%. The increase in the average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand. The increase in the yield on our investment securities is reflective of our efforts to shift our portfolio concentration to investments in municipal securities, which give us slightly higher yields.

Interest Expense. Interest expense decreased by $18 thousand, or 5.8%, to $291 thousand for the three months ended March 31, 2016 from $309 thousand for the three months ended March 31, 2015. The decrease in interest expense reflected a decrease of two basis points in the average rate paid on deposits for the three months ended March 31, 2016 to 0.31% from 0.33% for the three months ended March 31, 2015. The average balances of interest-bearing deposits decreased by $9.8 million, or 2.6%, to $373.9 million for the three months ended March 31, 2016 from $383.7 million for the three months ended March 31, 2015. The largest decrease in interest expense related to expense on certificates of deposit, which decreased by $38 thousand, or 14.0%, to $230 thousand for the three months ended March 31, 2016 from $272 thousand for the three months ended March 31, 2015. The decrease in interest expense is reflective of the decrease of $41.4 million, or 15.3%, in the average balance of these deposits to $229.4 million for the three months ended March 31, 2016 from $270.8 million for the three months ended March 31, 2015. The decrease in interest expense from certificates of deposit was partially offset by the increase in interest expense related to money market and regular savings accounts, which increased $31 thousand, or 129.2%, to $55 thousand for the three months ended March 31, 2016 from $24 thousand for the three months ended March 31, 2015. The increase is reflective of the increase in the average rate paid on these deposits of eight basis points to 23 basis points for the three months ended March 31, 2016 compared to 15 basis points for the three months ended March 31, 2015 combined with the increase in the average balance of the money market and regular savings accounts of $31.2 million, or 48.7%, to $95.3 million from $64.1 million for the same periods ended. We believe the decline in our certificates of deposit is reflective of depositors moving their deposits into higher yielding investments in the market.

Net Interest Income. Net interest income before the provision for loan losses increased by $117 thousand, or 2.7%, to $4.3 million for the three months ended March 31, 2016 from $4.2 million for the three months ended March 31, 2015. Our interest rate spread and net interest margin for the three months ended March 31, 2016 increased to 3.89% and 3.94%, respectively, from 3.70% and 3.76%, respectively, for the three months ended March 31, 2015. The increase in interest rate spread and net interest margin are primarily reflective of our higher yields on our loans and securities for the three months ended March 31, 2016.

Provision for Loan Losses. We recorded a provision for loan losses of $11 thousand for the three months ended March 31, 2016 compared with $7 thousand for the three months ended March 31, 2015. Net charge-offs for the three months ended March 31, 2016 and 2015 were $2 thousand. The provision for specific valuation allowances on impaired loans was approximately $11 thousand for the three months ended March 31, 2016. Total loans evaluated collectively for impairment decreased $26.6 million, or 8.5% to $284.9 million at March 31, 2016 compared to $311.5 million at March 31, 2015. Approximately $73 thousand of the specific valuation allowance at March 31, 2016 was related to PCI loans, which was offset by a decrease in the specific allowance needed on the non-PCI loans of $62 thousand for the same period. All of the charge-offs for the three months ended March 31, 2016 and 2015 were related to loans we acquired.

Our total allowance for loan losses was $1.2 million, or 0.40%, of total gross loans, at March 31, 2016 and $1.0 million, or 0.32% of total gross loans at June 30, 2015. The ending allowance for specifically identified impaired loans was $412 thousand at March 31, 2016 compared to $220 thousand at June 30, 2015. The general valuation allowance at March 31, 2016 and June 30, 2015 was $745 thousand and $788 thousand, respectively. The allowance for specifically identified impaired loans at March 31, 2016 and June 30, 2015 includes an allowance of $121 thousand and $16 thousand, respectively for PCI loans. No general valuation allowance has been recorded for the acquired portion of our loan portfolio that was not determined to be PCI.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2016 and 2015. There have been no changes to our allowance for loan loss methodology, and even though our policy with respect to identifying loans for individual impairment analysis does not require a review of every loan, we review all loans adversely classified as substandard or doubtful for impairment, regardless of size.

Noninterest Income. Noninterest income decreased $40 thousand, or 7.9%, to $468 thousand for the three months ended March 31, 2016 from $508 thousand for the three months ended March 31, 2015. The decreases were a result of lower mortgage banking income and gains on sales of securities, and net losses on sales of real estate owned during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which were partially offset by increased income on bank owned life insurance during the same periods. Mortgage banking income decreased $52 thousand, or 35.4%, to $95 thousand for the three months ended March 31, 2016 from $147 thousand for the three months ended March 31, 2015. The decrease was primarily due to decrease of $11.4 million, or 8.0%, in the FHLMC loan portfolio serviced to $130.3 million at March 31, 2016 from $141.7 million at March 31, 2015. Income on bank owned life insurance increased $62 thousand, or 75.6%, to $144 thousand for the three months ended March 31, 2016 from $82 thousand for the three months ended March 31, 2015, which is reflective of the purchase of $8.0 million in bank owned life insurance in September 2015. There was also a decrease in gain on sales of securities of $26 thousand, or 21.7%, to $94 thousand for the three months ended March 31, 2016 from $120 thousand for the three months ended March 31, 2015 and a decrease in gain on sales of real estate owned of $27 thousand for the same periods. Gains on sales of securities are largely market driven, as we have no need to sell securities unless a gain will be realized. Real estate owned is carried at the lower of its carrying value or fair value, less costs to sell. We typically do not experience large gains or losses on real estate properties sold.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2016 increased by $127 thousand, or 4.4%, to $3.0 million from $2.9 million for the same period in 2015. The increase in noninterest expenses is primarily reflective of the increase in the change in loan servicing asset of $92 thousand, to $142 thousand for the three months ended March 31, 2016 from $50 thousand for the three months ended March 31, 2015 and an increase in occupancy and equipment of $108 thousand, or 33.9%, to $427 thousand from $319 thousand for the same periods, which were partially offset by a lower provision for real estate owned and related expenses of $147 thousand, or 88.0%, to $20 thousand from $167 for the comparable periods. The decrease in the loan servicing asset was reflective of the smaller FHLMC loan portfolio serviced during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in occupancy and equipment expense was a result of adding a loan production office additional office in Clemson, South Carolina. During the three months ended March 31, 2015 we recorded a provision of $112 thousand on a foreclosed property from our originated loan portfolio. No such provisions were considered necessary during the three months ended March 31, 2016.

Income Tax Expense. Income tax expense for the three months ended March 31, 2016 was $359 thousand compared with $610 thousand for the three months ended March 31, 2015. Our effective income tax rate was 20.5% and 33.8% for the same periods, respectively. The decrease in our effective tax rate is largely due to the increase in non-taxable bank owned life insurance, resulting from the purchase of $8.0 million of bank owned life insurance during September 2015 and the release of reserves related to uncertain tax positions due to the expiration of the statute of limitations.

Comparison of Operating Results for the Nine months ended March 31, 2016 and March 31, 2015

General. We reported net income of $3.8 million for the nine months ended March 31, 2016 as compared to net income of $3.3 million for the nine months ended March 31, 2015. The increase in net income is largely reflective of increases in net interest income before the provision for loan losses and in noninterest income, offset partially by an increase in noninterest expense for the nine months ended March 31, 2016 as compared to amounts reported for the nine months ended March 31, 2015. Net interest income before the provision for loan losses increased $1.8 million, or 16.8%, to $12.5 million from $10.7 million. Noninterest income increased $1.1 million, or 125.0%, to $2.0 million from $876 thousand. Noninterest expense increased by $2.3 million, or 35.9%, to $8.7 million from $6.4 million.

Interest Income. Interest income increased by $1.8 million, or 15.5%, to $13.4 million for the nine months ended March 31, 2016 from $11.6 million for the nine months ended March 31, 2015. The increase reflected an increase in average balance of interest-earning assets of $49.4 million, or 12.7%, to $437.5 million for the nine months ended March 31, 2016 from $388.1 million for the nine months ended March 31, 2015 and an increase in the yield on interest-earning assets of eleven basis points. The increase in the average balance of interest-earning assets was primarily the result of the acquisition of Stephens Federal Bank and the related addition of $94.5 million in loans at fair value on December 1, 2014. The average balances of loans for the nine months ended March 31, 2015 only included four months of these acquired assets. The increase in the yield on earning assets reflects slightly higher loan yields on the acquired loan portfolio and a 22 basis point increase in the yield on total investment securities.

Interest income on loans increased by $1.4 million, or 13.6%, to $11.7 million for the nine months ended March 31, 2016 from $10.3 million for the nine months ended March 31, 2015. The increase reflected an increase of $25.5 million, or 9.3%, in the average balance of loans to $300.2 million for the nine months ended March 31, 2016 from $274.7 million for the nine months ended March 31, 2015 and an increase of 22 basis points in the yield on loans to 5.20% from 4.98% for the same periods. The increase in the average balance of our loans is reflective of the aforementioned acquisition of Stephens Federal Bank, and as a result of the acquisition, we obtained loans with slightly higher coupon rates from ours, which had a positive effect of increasing our overall loan portfolio yield. Interest income on investment securities increased by $339 thousand, or 23.1%, to $1.6 million for the nine months ended March 31, 2016 from $1.3 million for the nine months ended March 31, 2015. The increase reflected an increase in the average balance of securities of $16.6 million, or 16.2%, to $118.8 million for the nine months ended March 31, 2016 from $102.2 million for the nine months ended March 31, 2015 and an increase of 22 basis points in the yield on securities to 2.73% from 2.51%. The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand. The increase in the yield on our investment securities is reflective of our efforts to shift our portfolio concentration to investments in municipal securities, which give us slightly higher yields.

Interest Expense. Interest expense decreased by $57 thousand, or 6.1%, to $875 thousand for the nine months ended March 31, 2016 from $932 thousand for the nine months ended March 31, 2015. The decrease reflected a decrease of eight basis points in the average rate paid on deposits for the nine months ended March 31, 2016 to 0.31% from 0.39% for the nine months ended March 31, 2015. The decrease in the average rate paid on deposits more than offset the increase of $50.7 million, or 15.8%, in the average balances of interest-bearing deposits to $372.1 million for the nine months ended March 31, 2016 from $321.4 million for the nine months ended March 31, 2015. The decrease in interest expense came from certificates of deposit, which decreased by $100 thousand, or 12.5%, to $701 thousand for the nine months ended March 31, 2016 from $801 thousand for the nine months ended March 31, 2015. The decrease is reflective of a decrease in the average rate paid on these deposits of seven basis points to 39 basis points for the nine months ended March 31, 2016 compared to 46 basis points for the nine months ended March 31, 2015, which more than offset the increase of $9.3 million, or 4.0%, in the average balance of these deposits to $239.9 million for the nine months ended March 31, 2016 from $230.6 million for the nine months ended March 31, 2015. The increase in the average balance of all deposits is largely the result of only four months of the $139.2 million in total deposits acquired from Stephens Federal Bank being in the average balances of deposits for the nine months ended March 31, 2015, further aided by the increase in total deposits of $3.2 million, or 0.8%, to $397.3 million at March 31, 2016 compared to $394.1 million at June 30, 2015.

Net Interest Income. Net interest income before the provision for loan losses increased $1.8 million, or 16.8%, to $12.5 million from $10.7 million. Our interest rate spread and net interest margin for the nine months ended March 31, 2016 increased to 3.78% and 3.82%, respectively, from 3.59% and 3.66%, respectively, for the nine months ended March 31, 2015. The increase in interest rate spread and net interest margin are reflective of our lower costs of funds on interest-bearing liabilities for the nine months ended March 31, 2016.

Provision for Loan Losses. We recorded a provision for loan losses of $433 thousand for the nine months ended March 31, 2016 compared with $16 thousand for the nine months ended March 31, 2015. Net charge-offs for the nine months ended March 31, 2016 were $284 thousand compared with $2 thousand for the nine months ended March 31, 2015. The provision for specific valuation allowances on impaired loans was approximately $308 thousand, and for our general valuation allowance, the provision was $125 thousand. Total loans evaluated collectively for impairment decreased $26.6, or 8.5% to $284.9 million at March 31, 2016 compared to $311.5 million at March 31, 2015. Of the $308 thousand in provision for specific valuation allowances for the nine months ended March 31, 2016, approximately $121 thousand was related to specific valuation allowances needed on PCI loans.

Our total allowance for loan losses was $1.2 million, or 0.40%, of total gross loans, at March 31, 2016 and $1.0 million, or 0.32% of total gross loans at June 30, 2015. The ending allowance for specifically identified impaired loans was $412 thousand at March 31, 2016 compared to $220 thousand at June 30, 2015. The general valuation allowance at March 31, 2016 and June 30, 2015 was $745 thousand and $788 thousand, respectively. The allowance for specifically identified impaired loans at March 31, 2016 and June 30, 2015 includes an allowance of $121 thousand and $16 thousand, respectively for PCI loans. No general valuation allowance has been recorded for the acquired portion of our loan portfolio that was not determined to be PCI.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2016 and 2015. There have been no changes to our allowance for loan loss methodology, and even though our policy with respect to identifying loans for individual impairment analysis does not require a review of every loan, we review all loans adversely classified as substandard or doubtful for impairment, regardless of size.

Noninterest Income. Noninterest income increased $1.1 million, or 128.3%, to $2.0 million for the nine months ended March 31, 2016 from $876 thousand for the nine months ended March 31, 2015. The majority of this increase comes from gains on disposition of purchase credit impaired loans with smaller amounts from increases in service charges on deposit accounts, income on bank owned life insurance and mortgage banking income. During the nine months ended March 31, 2016 we recognized $809 thousand of gains on disposition of purchase credit impaired loans. No gains were recognized during the nine months ended March 31, 2015. The gains recognized during 2016 were a result of improvement in the quality of some of the PCI loans acquired that were subsequently liquidated. Service charges on deposit accounts increased $149 thousand, or 70.6%, to $360 thousand for the nine months ended March 31, 2016 from $211 thousand for the nine months ended March 31, 2015. The significant factor contributing to the increase is that service charges on deposit accounts for the nine months ended March 31, 2015 only included four month’s service charges and other deposit related fee income related to acquired deposits from Stephens Federal Bank. Income on bank owned life insurance increased $163 thousand, or 73.8%, to $384 thousand for the nine months ended March 31, 2016 from $221 thousand for the nine months ended March 31, 2015, which is reflective of the purchase of $8.0 million in bank owned life insurance during September 2015. Mortgage banking income increased $105 thousand, or 58.0% to $286 thousand for the nine months ended March 31, 2016 from $181 thousand for the nine months ended March 31, 2015. As with service charges on deposit accounts, the primary reason for the increase is the five additional months of mortgage banking income included in the nine months ended March 31, 2016 as compared with four months for the nine months ended March 31, 2015. Prior to the acquisition of Stephens Federal Bank, we did not have a secondary mortgage platform or perform any servicing of loans outside of our own portfolio.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2016 increased by $2.3 million, or 35.9%, to $8.7 million from $6.4 million for the same period in 2015. The increase in noninterest expenses is primarily reflective of increases in salaries and employee benefits of $1.3 million, or 35.1%, to $5.0 million for the nine months ended March 31, 2016 from $3.7 million for the nine months ended March 31, 2015, and occupancy and equipment expenses of $425 thousand, or 59.4% to $1.1 million for the nine months ended March 31, 2016 from $716 thousand for the nine months ended March 31, 2015. The increase in salaries and employee benefits is primarily due to increases in salaries related to promotions and pay increases for supervisory and management personnel taking on more responsibilities resulting from the acquisition of Stephens Federal Bank, and the fact the total salaries and employee benefits for the nine months ended March 31, 2015 only included four months of compensation and benefits expense for the employees of Stephens Federal Bank. We also accrued an additional $100 thousand in December 2015 for a profit sharing match to all eligible employees’ 401(k) accounts as reward for our financial success and successful completion of the acquisition, which was contributed to the 401(k) Plan during our third fiscal quarter. The increase in occupancy and equipment expenses is related to the increase in additional costs to maintain three newly added branch facilities as well as moderate increases in depreciation expense due to the addition of property and equipment, all as a result of the acquisition, and as with salaries and employee benefits, occupancy and equipment expenses for the three months ended March 31, 2015 only includes the additional costs for acquired Stephens Federal Bank properties for four months. The decrease in the fair value of the loan servicing asset at March 31, 2016 also contributed to the overall increase in noninterest expense. The change in the loan servicing asset increased by $178 thousand, or 356%, to $228 thousand for the three months ended March 31, 2016 from $50 thousand for the three months ended March 31, 2015. This was a result of the decreases in the FHLMC loans serviced due to a smaller loan demand.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2016 and March 31, 2015 was $1.8 million and $1.6 million, respectively. Our effective income tax rate was 29.7% and 35.8% for the same periods ended, respectively. The decrease in our effective tax rate is largely due to the increase in non-taxable bank owned life insurance, resulting from the purchase of $8.0 million of bank owned life insurance during the nine months ended March 31, 2016 and the release of reserves related to uncertain tax positions due to the expiration of the statute of limitations.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% assets (as of March 31, 2016), or approximately $52.9 million.

Common Stock Dividends. On August 27, 2015, November 27, 2015 and February 25, 2016, the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.7 million.

Equity Compensation Plans. During the nine months ended March 31, 2016, 7,700 shares of restricted stock and 21,000 stock options were issued to management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the period January 1, 2016 through March 31, 2016.

					Approximate Maximum
	Total		Total Number of		Dollar Value or Number
	Number of	Average Price	Shares Purchased		of Shares That May Yet
	Shares	Paid Per	as Part of Publicly		be Purchased Under
	Purchased	Share	Announced Plan		Publicly Announced Plan
January 1 - January 31, 2016	-	$-	-		-
February 1 - February 29, 2016	13,875	19.30	13,875		159,325
March 1 - March 31, 2016	2,000	20.33	2,000		157,325
Total	15,875	$39.63	15,875	(1)	316,650	(2)

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.
(2)	Represents the maximum number of shares available for repurchase under the repurchase plan at March 31, 2016.

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

Oconee Federal Financial Corp.

Date: May 13, 2016

/s/ T. Rhett Evatt
T. Rhett Evatt
Chairman and Chief Executive Officer

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

10.1	Separation Agreement and Full and Final Waiver, Release and Dismissal of all Claims among Oconee Federal Financial Corp., Oconee Federal Savings and Loan Association, Oconee Federal, MHC and H. Allen Salter.*

31.1	Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Curtis T. Evatt, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, and Curtis T. Evatt, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets
(ii)	Consolidated Statements of Income and Comprehensive Income
(iii)	Consolidated Statements of Changes In Shareholders’ Equity
(iv)	Consolidated Statements of Cash Flows, and
(v)	Notes to The Consolidated Financial Statements

*	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Oconee Federal Financial Corp. (file on 001-35033), filed with the Securities and Exchange Commission on March 24, 2016.
47