Form 10-K
period 2016-06-30
Oconee Federal Financial Corp.
filed 2016-09-28
CIK 1501078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 19, 2016 there were 5,812,690 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2015 was $22.3 million.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders. (Part III)

i

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

•
our ability to attract and maintain deposits, including by introducing new deposit products;

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

•
changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs and the resources we have available to address such changes;

•
technological changes that may be more difficult or expensive than expected;

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

•
other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the Federal Home Loan Bank (“FHLB”) of Atlanta; and

•
other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Oconee Federal Financial Corp.
Oconee Federal Financial Corp. (the “Company”) is a federally-chartered corporation that was incorporated in January 2011 to be the mid-tier stock holding company for Oconee Federal Savings and Loan Association in connection with the mutual holding company reorganization of Oconee Federal Savings and Loan Association.
As of June 30, 2016, Oconee Federal Financial Corp. had 5,837,908 shares outstanding and a market capitalization of approximately $114.2 million.
The executive offices of Oconee Federal Financial Corp. are located at 201 East North Second Street, Seneca, South Carolina 29678, and the telephone number is (864) 882-2765. Our website address is www.oconeefederal.com. Information on our website should not be considered a part of this annual report. Oconee Federal Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At June 30, 2016, we had total assets of  $485.6 million, total deposits of  $399.6 million and total equity of  $85.4 million. We recorded net income of  $5.2 million for the year ended June 30, 2016.
Oconee Federal Savings and Loan Association
Oconee Federal Savings and Loan Association is a federally chartered savings and loan association headquartered in Seneca, South Carolina. Oconee Federal Savings and Loan Association was originally chartered by the State of South Carolina in 1924 and in 1991 it converted to a federal charter.
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
The acquisition expanded our market area to northeast Georgia, specifically Stephens and Rabun Counties, where we added three additional branches, two in Toccoa, Georgia of Stephens County and one in Clayton, Georgia of Rabun County. These counties and surrounding counties and townships have enhanced our ability to build our deposit base and opened up new lending markets to us. We also acquired a secondary mortgage lending platform with Freddie Mac through the acquisition that has opened new opportunities for us to reach customers with new mortgage products that we were not able to offer before.
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
Our primary market area, which consists of Oconee County, South Carolina and Stephens and Rabun Counties, Georgia and their nearby communities and townships in adjacent counties in both South Carolina and Georgia, is mostly rural and suburban in nature. The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government representing the primary industries. In addition, Oconee County and nearby counties are experiencing an increase in retiree populations. Oconee County’s and South Carolina’s respective June 2016 unemployment rates of 5.8% and 5.4%. Rabun County and Stephens County had 5.6% and 6.0% June 2016 unemployment rates, respectively, and Georgia’s overall rate was 5.1%. The national unemployment rate was 4.9% for June 2016.
The largest employers in our market area are education and health services providers; public utilities and light manufacturing companies; including the city and county school systems; Oconee Memorial Hospital; Duke Energy, an electric utility and provider of nuclear and hydroelectric energy; Schneider Electric-Square D, a manufacturer of electronic components; Itron, a manufacturer of electronic measuring devices; and BorgWarner, a supplier of motor vehicle parts and systems. Other employers include the local government, retail trade and the leisure/hospitality industry. Many residents of Oconee County are employed in nearby Greenville, South Carolina, which has major employers such as BMW Motors, Inc. and Greenville Health System, and in Pickens County, which has major employers such as Clemson University and the Pickens County school system.
Competition
Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of our primary markets and the relatively large number of institutions that maintain a presence in the area. Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks. We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as investment services, trust services and private banking. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2015 the most recent date of available data, our market share of deposits represented 24.1%, 30.0%, and 9.8% of FDIC-insured deposits in Oconee County, SC, Stephens County, GA, and Rabun County, GA, respectively.
Lending Activities
The principal lending activity of Oconee Federal Savings and Loan Association is originating one-to-four family residential mortgage loans and, to a lesser extent, home equity loans and lines of credit, nonresidential real estate loans, construction and land loans, commercial loans, agricultural loans, and other loans. We increased our loan portfolio of nonresidential real estate loans, home equity loans and lines of credit, and added agricultural loans and to a much lesser extent than the other segments, commercial and industrial loans through the acquisition of Stephens Federal. We plan to continue to maintain the loans we acquired that are of sound credit quality in our portfolio and to increase our lending in nonresidential real estate loans to a modest extent in our primary market area.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:
	At June 30,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$242,067	82.56%	$256,321	82.57%	$214,735	92.55%
Multi-family	1,996	0.68	2,574	0.83	254	0.11
Home equity	6,433	2.19	8,198	2.64	227	0.10
Nonresidential	20,310	6.93	21,685	6.98	8,408	3.62
Agricultural	2,958	1.01	4,164	1.34	—	0.00
Construction and land	14,332	4.89	14,590	4.70	7,661	3.30
Total real estate loans	288,096	98.26	307,532	99.06	231,285	99.68
Commercial and industrial	176	0.06	184	0.06	—	0.00
Consumer and other loans	4,915	1.68	2,745	0.88	747	0.32
Total loans	$293,187	100.00%	$310,461	100.00%	$232,032	100.00%
Net deferred loan fees	(1,124)		(1,194)		(1,246)
Allowance for loan losses	(922)		(1,008)		(855)
Loans, net	$291,141		$308,259		$229,931

	At June 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$204,397	91.61%	$234,125	92.82%
Multi-family	258	0.12	264	0.10
Home equity	292	0.13	395	0.16
Nonresidential	8,521	3.82	9,226	3.66
Construction and land	8,735	3.91	7,232	2.87
Total real estate loans	222,203	99.59	251,242	99.61
Consumer and other loans	925	0.41	987	0.39
Total loans	$223,128	100.00%	$252,229	100.00%
Net deferred loan fees	(1,214)		(1,540)
Allowance for loan losses	(751)		(857)
Loans, net	$221,163		$249,832

Contractual Maturities and Interest Rate Sensitivity.   The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.
	Real Estate Loans
	One-to- Four Family	Multi- family	Home Equity	Nonresidential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$1,710	$—	$1,455	$856	$—	$805	$125	$4,261	$9,212
More than one to two years	1,672	—	1,661	20	39	202	51	264	3,909
More than two to three years	2,218	—	1,942	66	352	320	—	59	4,957
More than three to five years	4,948	116	262	1,691	70	997	—	74	8,158
More than five to ten years	26,890	171	945	7,709	939	5,969	—	131	42,754
More than ten to fifteen years	18,420	633	81	5,107	827	407	—	—	25,475
More than fifteen years	186,209	1,076	87	4,861	731	5,632	—	126	198,722
Total	$242,067	$1,996	$6,433	$20,310	$2,958	$14,332	$176	$4,915	$293,187

The following table summarizes our fixed-rate and adjustable-rate loans that are due after June 30, 2017:
	Real Estate Loans
	One-to- Four Family	Multi- family	Home Equity	Nonresidential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Interest rate terms on amounts due after one year:
Fixed-rate loans	$216,896	$665	$3,193	$13,095	$1,758	$12,962	$51	$654	$249,274
Adjustable-rate loans	23,461	1,331	1,785	6,359	1,200	565	—	—	34,701
Total	$240,357	$1,996	$4,978	$19,454	$2,958	$13,527	$51	$654	$283,975

Loan Approval Procedures and Authority.   Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2016, based on the 15% limitation, Oconee Federal Savings and Loan Association’s loans-to-one-borrower limit was approximately $12.8 million. At June 30, 2016, our largest loan relationship with one borrower was for approximately $3.5 million secured by a brokerage account and was performing in accordance with its terms on that date.
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
Our lending officers do not have individual lending authority. Two members of the Management Credit Committee must jointly approve all portfolio loan applications where the total credit exposure would be up to $500 thousand. Total credit exposure is the sum total of all loans that a customer has directly or guarantees with Oconee Federal. Three members of the Management Credit Committee must jointly approve all portfolio loan applications where the total credit exposure would be between $500 thousand and

$1 million. These loan applications would be reviewed regularly by the Board Credit Committee. The Board of Directors approves all portfolio loan applications where the total credit exposure exceeds $1 million. To ensure adequate liquidity, under our loan policy, aggregate loans outstanding should not exceed our total deposits and advances from the Federal Home Loan Bank of Atlanta.
Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.
One-to-four Family Residential Real Estate.   The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences. At June 30, 2016, $242.1 million, or 82.6% of our total loan portfolio, consisted of one-to-four family residential mortgage loans. At that date, our average outstanding one-to-four family residential mortgage loan balance was $120 thousand and our largest outstanding residential loan had a principal balance of $1.7 million. At June 30, 2016, our ten largest one-to-four family residential loans in our portfolio totaled $12.3 million. Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.
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
Our adjustable-rate mortgage loans have fixed rates for the first 12 months, and then carry interest rates that adjust annually at a rate based on the change, between closing of the loan and the adjustment date, of the Federal Housing Finance Agency’s published contract interest rate, which represents the national average rate for purchases of previously occupied homes. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by us generally provide for a 100 basis point annual interest rate change cap, a lifetime cap of 500 basis points over the initial rate and a lifetime floor of 200 basis points under the initial rate.
Although adjustable-rate mortgage loans may reduce our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. At June 30, 2016, $23.5 million, or 9.7% of our one-to-four family residential loans, had adjustable rates of interest. No adjustable-rate one-to-four family residential loans were originated during the year ended June 30, 2016.
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
At June 30, 2016, we had $1.9 million of one-to-four family residential mortgage loans that were 60 days or more delinquent and $7.1 million of one-to four-family residential mortgage loans that were 30-59 days delinquent. Among delinquent loans past due more than 60 days, two loans exceeded $200 thousand in outstanding principal, or 23.9%, of total loans in this category. For loans 30-59 days past due, four loans with outstanding balances greater than $250 thousand totaled $1.3 million, or 18.7%, of the total balance of loans in this category.
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
At June 30, 2016, multi-family real estate loans totaled $2.0 million or 0.7% of the loan portfolio. All of these loans were performing in accordance with their terms at June 30, 2016.
Home Equity.   The Company offers home equity loans and lines of credit secured by first or second deeds of trust on primary residences in our market area. The Company’s home equity loans and lines of credit are limited to an 80% loan-to-value ratio (including all prior liens). Standard residential mortgage underwriting requirements are used to evaluate these loans. The Company offers adjustable-rate and fixed-rate options for these loans with a maximum term of 10 years. The repayment terms on lines of credit are interest only monthly with principle due at maturity. Home equity loans have a more traditional repayment structure with principal and interest due monthly. The maximum term on home equity loans is 10 years with an amortization schedule not to exceed 20 years.
At June 30, 2016, we had $6.4 million of home equity loans and lines of credit outstanding, representing 2.2% of our total loan portfolio. We had $106 thousand of home equity loans that were 60 days or more delinquent and $94 thousand of home equity loans that were 30-59 days delinquent at June 30, 2016.
Nonresidential Real Estate.   Nonresidential loans include those secured by real estate mortgages on churches, owner-occupied and non-owner occupied commercial buildings of various types, retail and office buildings, hotels, and other business and industrial properties. The nonresidential real estate loans that we originate generally have terms of five to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75%. At June 30, 2016, we had $20.3 million in nonresidential real estate loans, representing 6.9% of our total loan portfolio. At June 30, 2016, our average outstanding nonresidential mortgage loan balance was $257 thousand. Our largest nonresidential real estate relationship totaled $2.4 million, all of which was related to one loan. This loan is secured by a mortgage on a church building in Oconee County, and, at June 30, 2016, this loan was performing in accordance with its terms. At June 30, 2016, of our ten largest loans in our total portfolio, three loans totaling $5.2 million were nonresidential real estate loans.
Set forth below is information regarding our nonresidential real estate loans at June 30, 2016:
Type of Loan	Number of Loans	Balance
	(Dollars in thousands)
Church	22	$9,357
Office buildings	22	4,050
Other nonresidential	35	6,903
Total	79	$20,310

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
Loans secured by nonresidential real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. In addition, because a church’s financial stability often depends on donations from congregation members, some of whom may not reside in our market area, rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar. In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other nonresidential real estate. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At June 30, 2016, we had $990 thousand of nonresidential real estate loans that were 60 days or more delinquent. No nonresidential real estate loans were 30-59 days delinquent. Among delinquent loans past due 60 days or more, two loans exceeded $350 thousand in outstanding principal.
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
Loans secured by agricultural real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Agricultural real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. At June 30, 2016, we had $2.9 million of agricultural loans outstanding, representing 1.0% of our total loan portfolio. At June 30, 2016, our average outstanding agricultural loan balance was $246 thousand. Our largest agricultural relationship totaled $977 thousand, of which $938 thousand was related to one loan. This loan is secured by a mortgage on a farm in Stephens County, and, at June 30, 2016, this loan was performing in accordance with its terms. At June 30, 2016, all of our agricultural loans were performing in accordance with their terms.
Construction and Land.   We generally make construction loans to individuals for the construction of their primary residences and to commercial businesses for their real estate needs. These loans generally have maximum terms of twelve months, and upon completion of construction convert to conventional amortizing mortgage loans. Residential construction loans have rates and terms comparable to one-to-four family residential mortgage loans that we originate. Commercial construction loans have rates and terms comparable to other commercial real estate loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating other commercial real estate loans.
We make loans secured by land to complement our construction lending activities. These loans have terms of up to 10 years, and maximum loan-to-value ratios of 75% for improved lots and 65% for unimproved land. At June 30, 2016, we had $14.3 million of construction and land loans outstanding, representing 4.9% of our total loan portfolio.
	Number of Loans	Loans in Process	Net Principal Balance
	(Dollars in thousands)
One-to-four family	41	$9,456	$7,210
Residential land	112	—	6,180
Nonresidential	5	—	942
Total construction and land loans	158	$9,456	$14,332

At June 30, 2016, our largest residential construction loan was for $2.0 million, of which $1.2 million was outstanding. This loan was performing according to its terms at June 30, 2016. At June 30, 2016, we had $93 thousand of our residential land loans that were 30-59 days delinquent and $25 thousand that were 60 days or more delinquent.
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
Commercial and industrial loans and leases typically are underwritten on the basis of the borrower’s or lessee’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets. As a result, such loans and leases involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans and leases. At June 30, 2016, we had $176 thousand of commercial and industrial loans outstanding, representing 0.1% of our total loan portfolio. At June 30, 2016, all of our commercial and industrial loans were performing in accordance with their terms.
Consumer.   We offer installment loans for various consumer purposes, including the purchase of automobiles, boats, and for other legitimate personal purposes. The maximum terms of consumer loans is 18 months for unsecured loans, 12 months for loans secured by marketable securities and 18 to 60 months for loans secured by a vehicle, depending on the age of the vehicle. The Company generally only extends consumer loans to existing customers or their immediate family members, and these loans generally have relatively low balances.
To date, our consumer lending, apart from home equity loans, has been quite limited. At June 30, 2016, we had $4.9 million of consumer loans outstanding, representing 1.7% of our total loan portfolio. Of these loans, $1.4 million, or 28.6%, were secured by deposits at Oconee Federal Savings and Loan Association.
Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2016, all of our consumer loans were performing in accordance with their terms.
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
The following table shows our gross loan origination and principal repayment activity for loans originated for our portfolios during the periods indicated:
	Years Ended June 30,
	2016	2015
	(In thousands)
Total loans at beginning of period	$310,461	$232,032
Loans originated:
Real estate loans:
One-to-four family	15,270	20,505
Multi-family	—	—
Home equity	178	170
Nonresidential	3,738	895
Agricultural	263	974
Construction and land	7,313	5,680
Total real estate loans	26,762	28,224
Commercial and industrial	51	131
Consumer and other loans	4,610	1,584
Total loans originated	31,423	29,939
Loans acquired through Stephens Federal Acquisition:	—	95,462
Deduct:
Principal repayments	(43,747)	(43,393)
Sold loans that were acquired in Stephens Federal acquisition	(2,587)	(2,809)
Charge-offs	(537)	(42)
Transfers to real estate owned	(1,826)	(728)
Net loan activity	(17,274)	78,429
Total loans at end of period	$293,187	$310,461

Secondary Mortgage Lending
We added the capabilities and access to the Freddie Mac secondary mortgage lending program through the acquisition of Stephens Federal. As such we originated $4.3 million and sold $4.6 million of conforming one-to-four residential real estate mortgage loans for the year ended June 30, 2016.
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
Delinquent Loans.   The following table sets forth our loan delinquencies by type and amount at the dates indicated:
	At June 30,
	2016				2015
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four family	$7,086	$1,001	$863	$8,950	$5,871	$1,243	$2,311	$9,425
Multi-family	—	—	—	—	—	—	—	—
Home equity	94	22	84	200	49	—	—	49
Nonresidential	—	48	942	990	229	313	1,108	1,650
Agricultural	—	—	—	—	—	—	—	—
Construction and land	93	—	25	118	78	—	—	78
Total real estate loans	7,273	1,071	1,914	10,258	6,227	1,556	3,419	11,202
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	1	1	—	2
Total	$7,273	$1,071	$1,914	$10,258	$6,228	$1,557	$3,419	$11,204

Total delinquencies decreased $946 thousand, or 8.4%, to $10.3 million at June 30, 2016 as compared to total delinquencies of  $11.2 million at June 30, 2015. At June 30, 2016, $3.9 million of loans past due were acquired loans, with $1.3 million past due 90 days or more. Of the total past due acquired loans, $1.4 million were loans that at the date of acquisition had evidence of credit deterioration that according to generally accepted accounting principles are defined as “purchased credit impaired loans.” There were $988 thousand of purchased credit impaired loans that were 90 or more days past due at June 30, 2016. Total delinquencies among our originated loans was $6.4 million, with $627 thousand 90 days or more past due. We count loans with partial payments due as delinquent.
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
	At June 30,
	2016	2015
	(Dollars in thousands)
Special mention assets	$4,562	$4,797
Substandard assets	8,208	9,847
Doubtful assets	—	271
Loss assets	—	—
Real estate owned	1,354	2,092
Total classified assets	$14,124	$17,007

Real estate owned assets decreased by $738 thousand, or 35.3%, to $1.4 million at June 30, 2016 from $2.1 million at June 30, 2015. Our doubtful assets decreased from $271 thousand at June 30, 2015 to $0 at June 30, 2016 and our substandard assets decreased by $1.6 million, or 16.6%, to $8.2 million at June 30, 2016 from $9.8 million at June 30, 2015. Our overall classified asset totals decreased by $2.9 million, or 17.0%, to $14.1 million at June 30, 2016 from $17.0 million at June 30, 2015. Special mention assets at June 30, 2016 consisted primarily of one-to-four family real estate loans of  $1.9 million, nonresidential real estate loans of  $1.5 million and agricultural loans of  $676 thousand. Substandard assets at June 30, 2016 consisted primarily of  $5.5 million in one-to-four family residential real estate loans and $1.5 million of nonresidential real estate loans.
Loans classified as substandard and doubtful are considered to be impaired loans. Impaired loans are loans for which we do not reasonably believe that we will collect all contractual principal and interest payments due on the loans. The recorded investment of these loans at June 30, 2016 was $5.4 million, a decrease of  $4.7 million from $10.1 million at June 30, 2015. Specific allowances of  $184 thousand and $220 thousand were reserved for these loans at June 30, 2016 and 2015, respectively.
Nonperforming Assets.   We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection. Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual. Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. Loans are moved to nonaccrual status in accordance with our policy, which is typically after 90 days of non-payment. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended June 30, 2016, there were no defaults on any loans that were considered TDRs. At June 30, 2016, all TDRs were on nonaccrual status.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:
	At June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,133	$2,311	$1,647	$1,493	$2,157
Multi-family	—	—	—	—	—
Home equity	126	—	—	—	—
Nonresidential	942	1,379	—	—	—
Agricultural	531	487	—	—	—
Construction and land	25	—	—	—	—
Total real estate loans	3,757	4,177	1,647	1,493	2,157
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total nonaccrual loans	$3,757	$4,177	$1,647	$1,493	$2,157
Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family	$—	$—	$—	$493	$145
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	493	145
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total accruing loans past due 90 days or more	—	—	—	493	145
Total of nonaccrual and 90 days or more past due loans	$3,757	$4,177	$1,647	$1,986	$2,302
Real estate owned:
One-to-four family	$899	$1,335	$744	$1,047	$854
Multi-family	—	—	—	—	—
Home equity	267	—	—	—	—
Nonresidential	188	365	—	—	—
Construction and land	—	392	—	—	—
Total real estate owned	1,354	2,092	744	1,047	854
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$5,111	$6,269	$2,391	$3,033	$3,156
Troubled debt restructurings	$—	$—	$—	$—	$—
Troubled debt restructurings and total nonperforming assets	$5,111	$6,269	$2,391	$3,033	$3,156
Total nonperforming loans to total loans	1.28%	1.35%	0.71%	0.89%	0.91%
Total nonperforming assets to total assets	1.05%	1.32%	0.66%	0.82%	0.84%
Total nonperforming assets to loans and real estate owned	1.73%	2.01%	1.03%	1.35%	1.25%

All nonperforming loans in the table above were classified either as substandard or doubtful. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
Interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $109 thousand for the year ended June 30, 2016. Interest of  $46 thousand was recognized on these loans and is included in net income for the year ended June 30, 2016. Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $130 thousand for the year ended June 30, 2016. Interest recognized on trouble debt restructured loans during the year ended June 30, 2016 totaled $37 thousand.
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
General Valuation Allowance of the Loan Portfolio.   We establish a general allowance for smaller balance, homogenous loans that are not otherwise specifically impaired to recognize the probable incurred losses within our portfolio, but which, unlike specific allowances, has not been allocated to particular problem loans. In estimating this portion of the allowance, we apply loss factors to each loan portfolio segment. Loans not identified as impaired are aggregated into homogenous pools of loans, or segments, which share similar risk characteristics, primarily based on the type of loan, the purpose of the loan, and the underlying collateral supporting the loan. We estimate our loss factors taking into consideration both quantitative and qualitative aspects that would affect our estimation of probable incurred losses. These aspects include, but are not limited to historical charge-offs; loan delinquencies and foreclosure trends; current economic trends and demographic data within our primary market area such as unemployment rates and population trends; current trends in real estate values within our market area; charge-off trends of other comparable institutions; the results of any internal loan reviews; loan to value ratios; our historically conservative credit risk policy; the strength of our underwriting and ongoing credit monitoring function; and other relevant factors.

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
Acquired Loans.   We separate loans that we have acquired through a business combination from loans that we have originated when computing the general valuation allowance. We do this as loans that we have acquired have a completely different risk profile as these loans were originated from a different demographic market from ours and underwritten and collateralized according to different lending policies and practices. Therefore, we apply different loss factors to those loans in determining the general valuation allowance. These loss factors represent the credit discounts used in the original fair value determinations made on the date of acquisition of these loans. We will continue to evaluate these factors on a quarterly basis based on both quantitative and qualitative considerations and revise these factors as necessary.
Purchased credit impaired loans are evaluated on a quarterly basis. All purchased credit impaired loans remain identified as purchased credit impaired loans for their remaining lives, even if modified, extended or renewed with the exception of loans that are considered TDR. We perform the same type of evaluation for these loans as any other loan that we believe to be impaired. Each loan acquired that was purchased credit impaired is evaluated on an individual basis. We estimate, based on an evaluation of each loan’s credit and collateral, the amount and timing of future cash flows that we expect to receive and discount these cash flows using a risk adjusted rate. If the present value of the future cash flows is less than the current carrying value of the loan, we record a specific valuation allowance against that loan. Each quarter, we perform this process and adjust the allowance for each loan accordingly.
Our allowance at June 30, 2016 reflects both a general valuation component of  $738 thousand and a specific component of  $184 thousand for loans determined to be impaired. In comparison, our allowance at June 30, 2015 consisted of a general valuation component of  $788 thousand and a specific component of $220 thousand. The overall allowance decreased $86 thousand and remained stable as a percentage of total loans at 0.31% and 0.32% for the years ended June 30, 2016 and 2015, respectively. Impaired loans decreased from $10.1 million to $5.4 million from June 30, 2015 to June 30, 2016 as a result of our efforts to continue liquidating acquired problem loans. At June 30, 2016, all impaired loans were within our acquired loan portfolio and totaled $5.4 million, $4.4 million of which were purchased credit impaired. The remaining $1.0 million of impaired loans were identified as having evidence of credit deterioration not existing at the acquisition date. The amount of impairment measured on these loans was $184 thousand. Within our originated portfolio, there were no loans identified as impaired at June 30, 2016. At June 30, 2015, within our acquired loan portfolio, we had a total of  $7.9 million in impaired loans, $7.4 million of which were purchased credit impaired. The remaining $546 thousand of impaired loans were identified as having evidence of credit deterioration not existing at the acquisition date. The amount of impairment measured on these loans was $89 thousand. Within our originated portfolio, we had $2.1 million in impaired loans, and the impairment amount on these loans was $116 thousand. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2016 and 2015. Net charge-offs for the year ended June 30, 2016 were $537 thousand compared to $42 thousand for the year ended June 30, 2015.

Allowance for Loan Losses.   The following table sets forth activity in our allowance for loan losses for the periods indicated:
	Year Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance at beginning of period	$1,008	$855	$751	$857	$749
Provision for loan losses	451	195	108	260	270
Charge-offs:
Real estate loans
One-to-four family	(447)	—	(4)	(366)	(145)
Multi-family	—	—	—	—	—
Home equity	(72)	(40)	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	(9)	—	—	—	(17)
Commercial and industrial	—	—	—	—	—
Consumer and other loans	(9)	(2)	—	—	—
Total charge-offs	(537)	(42)	(4)	(366)	(162)
Recoveries:
Real estate loans
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	—	—	—	—	—
Net charge-offs	(537)	(42)	(4)	(366)	(162)
Allowance at end of period	$922	$1,008	$855	$751	$857
Allowance to nonperforming loans	24.54%	24.13%	51.91%	37.81%	37.23%
Allowance to total loans outstanding at the end of the period	0.31	0.32	0.37	0.34	0.34
Net charge-offs to average loans outstanding during the period	0.18	0.01	0.00	0.16	0.06

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
	At June 30,
	2016			2015			2014
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$733	79.50%	82.56%	$910	90.27%	82.57%	$736	86.08%	92.55%
Multi-family	4	0.43	0.68	4	0.40	0.83	4	0.47	0.11
Home equity	2	0.22	2.19	1	0.10	2.64	1	0.12	0.10
Nonresidential	130	14.10	6.93	55	5.46	6.98	52	6.08	3.62
Agricultural	5	0.54	1.01	4	0.40	1.34	—	—	—
Construction and land	39	4.23	4.89	25	2.48	4.70	59	6.90	3.30
Total real estate loans	913	99.02	98.26	999	99.11	99.06	852	99.65	99.68
Commercial and industrial	6	0.65	0.06	—	—	0.06	—	—	—
Consumer and other loans	3	0.33	1.68	9	0.89	0.88	3	0.35	0.32
Total allowance for loan losses	$922	100.00%	100.00%	$1,008	100.00%	100.00%	$855	100.00%	100.00%

	At June 30,
	2013			2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$665	88.55%	91.61%	$773	90.20%	92.82%
Multi-family	4	0.53	0.12	4	0.47	0.10
Home equity	1	0.13	0.13	1	0.12	0.16
Nonresidential	52	6.92	3.82	56	6.53	3.66
Construction and land	27	3.60	3.91	21	2.45	2.87
Total real estate loans	749	99.73	99.59	855	99.77	99.61
Consumer and other loans	2	0.27	0.41	2	0.23	0.39
Total allowance for loan losses	$751	100.00%	100.00%	$857	100.00%	100.00%

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
At June 30, 2016, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.
Our investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of June 30, 2016, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. At June 30, 2016, none of the collateral underlying our securities portfolio was considered subprime or Alt-A.
Current accounting principles require that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at fair value and securities held-to-maturity are reported at amortized cost. All securities were classified as available-for-sale at June 30, 2016 and 2015. A periodic review and evaluation of our securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. At June 30, 2016, the fair values of our securities are based on published or securities dealers’ market values. At June 30, 2016, the amortized cost of our securities classified as available-for-sale was $129.3 million compared to $111.2 million at June 30, 2015. The fair value of securities classified as available-for-sale was $132.1 million compared to $111.2 million at June 30, 2015. The increase in securities classified as available-for-sale is a result of moderate loan demand, resulting in excess cash liquidity.
U.S. Government and Federal Agency Obligations.   We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
Mortgage-Backed Securities.   At June 30, 2016, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $68.1 million and $69.4 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a

United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.
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
Restricted Equity Securities.   We invest in the common stock of the Federal Home Loan Bank of Atlanta and in preferred and common stock of First National Bankers Bancshares, Inc. The stock is carried at cost and classified as restricted equity securities. We periodically evaluate the stock for impairment based on ultimate recovery of par value.
Bank-Owned Life Insurance.   We invest in bank-owned life insurance to provide us with a funding source for deferred compensation agreements. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2016 and 2015, we had $17.6 million and $9.0 million, respectively, invested in bank-owned life insurance. During September 2015 we purchased an additional $8.0 million in bank owned life insurance.
Securities Portfolio Composition.   The following table sets forth the composition of our securities portfolio at the dates indicated:
	At June 30,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	$151	$20	$180	$20	$314
Preferred stock	—	—	—	—	271	298
Certificates of deposit	7,470	7,534	7,221	7,242	7,221	7,237
Corporate debt securities	8,932	9,116	—	—	—	—
Municipal securities	33,508	34,481	13,574	13,433	5,846	5,809
SBA loan pools	1,268	1,273	2,249	2,266	—	—
U.S. Government agency mortgage-backed securities	68,103	69,403	64,177	64,142	60,742	60,440
U.S. Government agencies	9,957	10,126	23,967	23,904	29,946	29,708
Total available-for-sale	$129,258	$132,084	$111,208	$111,167	$104,046	$103,806

Securities Portfolio Maturities and Yields.   The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2016. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2016 was 4.0 years.
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$—	—%	$—	0.00%	$—	—%
Certificates of deposit	2,739	1.00	4,482	1.55	249	2.35
Corporate debt securities	—	—	3,052	1.88	5,880	2.56
Municipal securities	—	—	3,296	2.55	21,682	3.17
SBA loan pools	—	—	1,268	2.65	—	—
U.S. Government agency mortgage-backed securities	—	—	59,668	2.11	8,435	2.16
U.S. Government agency bonds	1,001	1.10	1,995	1.53	6,961	1.87
Total available-for-sale	$3,740	1.03%	$73,761	2.00%	$43,207	2.33%

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	—%	$20	—%
Certificates of deposit	—	—	7,470	1.38
Corporate debt securities	—	—	8,932	2.33
Municipal securities	8,530	3.79	33,508	3.26
SBA loan pools	—	—	1,268	2.65
U.S. Government agency mortgage-backed securities	—	—	68,103	2.12
U.S. Government agency bonds	—	—	9,957	1.73
Total available-for-sale	$8,550	3.78%	$129,258	2.20%

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
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Oconee Federal Savings and Loan Association in the community to attract and retain deposits. We also offer a fully functional electronic banking platform, including on-line bill pay, and mobile banking as services to our deposit customers.
The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products.
The following table sets forth the distribution of total deposits by account type, at the dates indicated:
	At June 30,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits(1)	$72,201	18.07%	$71,208	18.07%	$26,334	9.37%
Money market deposits	74,774	18.71	17,514	4.44	12,459	4.43
Regular savings and other deposits	28,677	7.18	48,821	12.39	41,945	14.93
Certificates of deposit – IRA	62,111	15.54	66,670	16.92	54,646	19.45
Certificates of deposit – other	161,871	40.50	189,880	48.18	145,631	51.82
Total	$399,634	100.00%	$394,093	100.00%	$281,015	100.00%

(1)
Includes noninterest bearing deposits of  $23.4 million and $20.3 million at June 30, 2016 and 2015, respectively.

As of June 30, 2016, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $250 thousand was approximately $11.1 million. The following table sets forth the maturity of these certificates of deposit as of June 30, 2016:
June 30, 2016 Certificates of Deposit
(Dollars in thousands)
Maturity Period:
Three months or less	$2,611
Over three through six months	810
Over six through twelve months	3,354
Over twelve months	4,359
Total	$11,134

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

We had no borrowings from the Federal Home Loan Bank of Atlanta at June 30, 2016 and June 30, 2015. At June 30, 2016, we had access to Federal Home Loan Bank of Atlanta advances of up to $53.4 million. That amount was increased to $121.4 million subsequent to year-end. It is possible that we may use Federal Home Loan Bank of Atlanta advances or other short-term borrowings to fund loan demand or to purchase securities in the future.
Subsidiary and Other Activities
Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.
Personnel
As of June 30, 2016, we had 80 full-time employees and one part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.
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
At June 30, 2016, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.
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
Net Operating Loss Carryovers.   A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. A net operating loss carryforward of  $375 thousand was acquired as part of the Stephens Federal acquisition. At June 30, 2016 and 2015, $360 thousand and $364 thousand, respectively, of this carryforward remained.
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
As savings and loan holding companies, Oconee Federal Financial Corp. and Oconee Federal, MHC are subject to examination and supervision by, and are required to file certain reports with, the Federal Reserve Board.
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
The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation required that originators of securitized loans retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.
Many provisions of the Dodd-Frank Act involved delayed effective dates and/or required implementing regulations that are being issued over time. Their impact on our operations cannot yet be fully assessed. However, it is likely that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Oconee Federal Savings and Loan Association and Oconee Federal Financial Corp.

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
Capital Requirements.   On January 1, 2015, the OCC and the other federal bank regulatory agencies made effective a final rule which revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The revised requirements apply to all depository institutions and top-tier bank and savings and loan holding companies with total consolidated assets of  $1 billion or more.
The revised risk-based capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor (from 0% to 1,250%) assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and for institutions, such as Oconee Federal Savings and Loan Association, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Oconee Federal Savings and Loan Association exercised the one-time permanent opt-out election in order to reduce the impact of market volatility on its regulatory capital levels. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Reserve takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
We have conducted an analysis of the application of these new capital requirements as of June 30, 2016. We have determined that we meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.
Loans-to-One Borrower.   Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2016, Oconee Federal Savings and Loan Association’s largest lending relationship with a single or related group of borrowers totaled $3.5 million, which represented 4.1% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.
Qualified Thrift Lender Test.   As a federal savings and loan association, Oconee Federal Savings and Loan Association is subject to a qualified thrift lender, or “QTL” test. Under the QTL test, Oconee Federal Savings and Loan Association must either qualify as a “domestic building and loan association” within the meaning of Internal Revenue Code or maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgage loans and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings and loan association’s business.
A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. In addition, the Dodd-Frank Act made non-compliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2016, Oconee Federal Savings and Loan Association maintained approximately 77% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.
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

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before its board of directors declares a dividend or approves a capital distribution.
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
Liquidity.   A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater of highly liquid assets. At June 30, 2016, this ratio was 40.0%. Total cash and cash equivalents was 6.9% of total deposits at June 30, 2016.

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
Transactions with Related Parties.   A federal savings and loan association’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and it’s implementing Regulation W. The term “affiliate” for these purposes generally means any company that controls, is controlled by, or is under common control with an insured depository institution such as Oconee Federal Savings and Loan Association. Oconee Federal Financial Corp. and Oconee Federal, MHC are affiliates of Oconee Federal Savings and Loan Association. In general, transactions with affiliates must be on terms that are as favorable to the savings and loan association as comparable transactions with non-affiliates and are subject to certain quantitative limits and collateral requirements. In addition, savings and loan associations are prohibited from lending to any affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Transactions with affiliates also must be consistent with safe and sound banking practices, and not involve the purchase of low-quality assets.
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
Standards for Safety and Soundness.   Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. These standards relate to, among other things, internal controls, information security systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
Prompt Corrective Action Regulations.   Under the prompt corrective action regulations, the regulators are authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings and loan associations. For this purpose, a savings and loan association is placed in one of five categories based on the association’s capital. The final capital rule effective in January 2015 revised the prompt corrective action categories to incorporate the revised regulatory capital requirements.
An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, an institution that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized institution’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more of a number of additional restrictions. Such restrictions may include, but are not limited to, an order by the regulator to: (i) sell sufficient voting stock to become adequately capitalized, (ii) reduce total assets, (iii) cease receipt of deposits from correspondent banks, (iv) dismiss directors or officers, (v) restrict interest rates paid on deposits, (vi) limit compensation of executive officers and/or (vii) limit capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
At June 30, 2016, Oconee Federal Savings and Loan Association met the criteria for being considered “well-capitalized.”
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

Under the FDIC’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund. Originally, each institution was assigned to a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) ranged from 2 1∕2 to 45 basis points of each institution’s total assets less tangible capital. In conjunction with the Deposit Insurance Fund’s reserve ratio reaching 1.15%, the range of assessments for banks of less than $10 billion in assets was reduced to 1 1∕2 basis points to 30 basis points of total assets less tangible capital, effective July 1, 2016. In addition, the risk categories were eliminated in favor of a combination of examination ratings and financial modeling designed to estimate the probability that an institution fails over a three year period.
The FDIC has the authority to increase insurance assessments. A material increase would likely have an adverse effect on the operating expenses and results of operations of Oconee Federal Savings and Loan Association. Management cannot predict what insurance assessment rates will be in the future.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2016, the annualized FICO assessment rate equaled 0.56 basis points of total assets less tier 1 capital. The bonds issued by the FICO are due to mature in 2017 through 2019.
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
Federal Home Loan Bank System.   Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2016, Oconee Federal Savings and Loan Association was in compliance with this requirement.
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

Holding Company Regulation
General.   Oconee Federal, MHC and Oconee Federal Financial Corp. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Oconee Federal, MHC and Oconee Federal Financial Corp. are registered savings and loan holding companies and are subject to regulations, examinations, supervision by and reporting to the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over Oconee Federal Financial Corp. and Oconee Federal, MHC, and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Oconee Federal Savings and Loan Association.
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
Federal law prohibits a savings and loan holding company, including Oconee Federal Financial Corp. and Oconee Federal, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a class of voting stock of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted for a savings and loan holding company; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board evaluates such factors as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community, and competitive factors.
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
Capital.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. The components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which excludes instruments such as trust preferred securities and cumulative preferred stock. Instruments issued before May 19, 2010 are grandfathered in for companies with consolidated assets of  $15 billion or less. The final capital rule discussed above implemented the consolidated capital requirements for savings and loan holding companies, effective January 1, 2015. However, holding companies with less than $1 billion of assets (which currently includes the Company) are exempted from the consolidated capital requirements unless otherwise advised by the Federal Reserve Board.
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

The level of any dividends that may be paid by Oconee Federal Financial Corp. will also be affected by the ability of Oconee Federal, MHC to waive the receipt of dividends.
Waivers of Dividends by Oconee Federal, MHC.   Oconee Federal Financial Corp. may pay dividends on its common stock to public shareholders. If it does, it is also required to pay dividends to Oconee Federal, MHC, unless Oconee Federal, MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, Oconee Federal, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Oconee Federal Financial Corp. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. There can be no assurance that a particular dividend waiver request would be approved by the Federal Reserve Board. In addition, any dividends waived by Oconee Federal, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.
ITEM 1A.   Risk Factors
Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 1B.   Unresolved Staff Comments
None.
ITEM 2.   Properties
As of June 30, 2016, the net book value of our properties was $6.3 million. The following is a list of our offices:
Location		Year Acquired	Square Footage	Net Book Value of Real Property
		(Dollars in thousands)
Main Office: 115 E. North 2nd St. Seneca, South Carolina	Owned	1966	7,000	$850
Main Office Annex: 201 E. North 2nd St. Seneca, South Carolina	Owned	1996	7,500	608
Branch Offices: 813 123 By-Pass Seneca, South Carolina	Owned	1985	5,250	508
204 W. North Broad St. Walhalla, South Carolina	Owned	1973	3,100	372
111 W. Windsor St. Westminster, South Carolina	Owned	1972	3,200	259
2859 Highway 17 Alternate Toccoa, Georgia	Owned	2014	17,007	2,456
12 East Doyle St. Toccoa, Georgia	Owned	2014	5,548	276
221 Highway 76 East Clayton, Georgia	Owned	2014	5,851	1,018
				$6,347

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
At June 30, 2016, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 4.   Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market.   Our common stock is listed on the Nasdaq Capital Market under the symbol “OFED.” The approximate number of holders of record of our common stock as of September 19, 2016 was 357. Certain shares of our common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the Nasdaq Capital Market and the cash dividends declared per common share, for the periods shown:
	High	Low	Dividends
Quarter ended June 30, 2016	$20.75	$18.53	$0.10
Quarter ended March 31, 2016	$20.49	$18.21	$0.10
Quarter ended December 31, 2015	$20.00	$17.95	$0.10
Quarter ended September 30, 2015	$20.00	$17.01	$0.10
Quarter ended June 30, 2015	$20.95	$18.00	$0.10
Quarter ended March 31, 2015	$21.50	$19.01	$0.10
Quarter ended December 31, 2014	$21.00	$18.35	$0.10
Quarter ended September 30, 2014	$18.83	$17.00	$0.10
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
Dividend payments by Oconee Federal Financial Corp. are dependent primarily on dividends it receives from Oconee Federal Savings and Loan Association, because Oconee Federal Financial Corp. has no source of income other than dividends from Oconee Federal Savings and Loan Association, earnings from the investments by Oconee Federal Financial Corp. and interest payments with respect to its loan to the Employee Stock Ownership Plan. Oconee Federal Savings and Loan Association is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. In addition, if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements, it will be prohibited from making capital distributions. The capital conservation buffer requirement began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019. For information concerning additional federal laws and regulations regarding the ability of Oconee Federal Savings and Loan Association to make capital distributions, including the payment of dividends to Oconee Federal Financial Corp., see “Supervision and Regulation — Federal Banking Regulation” and “— Holding Company Regulation.”
When Oconee Federal Financial Corp. pays dividends on its common stock to public shareholders, it will also be required to pay dividends to Oconee Federal, MHC, unless Oconee Federal, MHC elects to, and is permitted to, waive the receipt of dividends. There can be no assurance that a dividend waiver request would be approved by the Federal Reserve Board.

Equity Compensation Plans.   At June 30, 2016, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Repurchases.   On November 24, 2015, the Board of Directors authorized the repurchase of up to 175,000 shares of the Company’s common stock, terminating the previous authorization on June 19, 2013 to repurchase 150,000 shares. The repurchase authorization has no expiration date. In connection with this repurchase authorization, the Company has purchased a total of 154,532 shares of its common stock. During the three months ended June 30, 2016, the Company repurchased the following shares:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
April 1 – April 30, 2016	—	$—	—	157,325
May 1 – May 31, 2016	23,650	19.89	23,650(1)	133,675(2)
June 1 – June 30, 2016	9,907	20.20	9,907(1)	123,768(2)
Total	33,557	$19.98	33,557

(1)
All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.

(2)
Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at June 30, 2016.

Sales of Unregistered Securities.   During the year ended June 30, 2016, we did not offer or sell any unregistered securities.
ITEM 6.
Selected Financial Data

	At or For the Year Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Financial condition data:
Total assets	$485,640	$475,344	$360,501	$370,095	$377,753
Investment securities	132,084	111,167	103,806	96,024	73,273
Loans receivable, net	291,141	308,259	229,931	221,163	249,832
Deposits	399,634	394,093	281,015	292,422	293,368
Total equity	85,401	80,790	76,981	76,162	82,984
Operating data:
Interest and dividend income	$17,755	$16,185	$12,976	$13,992	$15,269
Interest expense	1,189	1,229	1,480	2,174	3,202
Net interest income	16,566	14,956	11,496	11,818	12,067
Provision for loan losses	451	195	108	260	270
Noninterest income	2,643	1,398	608	410	412
Noninterest expenses	11,480	8,957	6,307	5,496	5,624
Income before income taxes	7,278	7,202	5,689	6,472	6,585
Income taxes	2,032	2,690	2,050	2,432	2,572
Net income	$5,246	$4,512	$3,639	$4,040	$4,013
Basic net income per share	$0.91	$0.79	$0.64	$0.67	$0.66
Diluted net income per share	$0.90	$0.78	$0.64	$0.67	$0.65

	For the Years Ended June 30,
	2016	2015	2014	2013	2012
Performance ratios:
Return on average assets	1.09%	1.04%	1.00%	1.08%	1.07%
Return on average equity	6.31	5.64	4.78	5.00	4.89
Interest rate spread(1)	3.72	3.66	3.20	3.10	3.26
Net interest margin(2)	3.77	3.73	3.30	3.25	3.31
Noninterest expense to average assets	2.39	2.07	1.74	1.46	1.49
Efficiency ratio(3)	60.16	55.33	53.13	45.44	45.07
Average interest-earning assets to average interest-bearing liabilities	1.18x	1.20x	1.24x	1.26x	1.27x
End of year equity to average assets	17.78%	18.61%	21.22%	20.30%	22.05%
Average equity to average assets	17.29	18.44	20.98	21.54	21.79
Capital ratios:
Total capital to risk weighted assets	31.00%	32.28%	42.31%	44.29%	45.25%
Common equity tier 1 capital to risk weighted assets	30.59	31.82	N/A	N/A	N/A
Tier I capital to risk weighted assets	30.59	31.82	41.73	43.83	44.74
Tier I capital to adjusted total assets	15.40	15.39	19.61	19.62	19.94
Asset quality ratios:
Allowance for loan losses as a percentage of total loans	0.31%	0.32%	0.37%	0.34%	0.34%
Allowance for loan losses as a percentage of nonperforming loans	24.54	24.13	51.91	37.81	37.23
Allowance for loan losses as a percentage of nonperforming assets	18.04	16.08	35.76	24.76	27.15
Net charge-offs to average outstanding loans during the period	0.18	0.01	0.00	0.16	0.06
Nonperforming loans as a percentage of total loans	1.28	1.35	0.71	0.89	0.91
Nonperforming assets as a percentage of total assets	1.05	1.32	0.66	0.82	0.84
Nonperforming assets as a percentage of loans and real estate owned	1.74	2.01	1.03	1.35	1.25
Other:
Number of full-service branch offices	7	7	4	4	4

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

ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a much lesser extent, nonresidential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities and mortgage-backed securities. Our revenues are derived principally from the interest on loans and securities and loan fees and service charges. Our primary sources of funds are deposits and principal and interest payments on loans and securities. At June 30, 2016, we had total assets of  $485.6 million, total deposits of  $399.6 million and total equity of  $85.4 million.
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
Allowance for Loan Losses.   Our allowance for loan losses is the estimated amount considered necessary to reflect probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. In determining the allowance for loan losses, management makes significant estimates and judgments, which to some extent involve assumptions about borrowers’ abilities to continue to make future principal and interest payments. These estimates and judgments involve a high degree of judgment and subjectivity and are based on facts and circumstances that existed at the date in which the allowance is determined. Changes in the macro and micro economic environment can have a significant impact on these estimates and judgments in the future that could result in changes to the allowance for loan losses.
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
The allowance methodology consists of two parts: an evaluation of loss for specific loans and an evaluation of loss for homogenous pools of loans, commonly referred to as the specific and general valuation allowance. Certain loans exhibiting signs of potential credit weakness are evaluated individually for impairment. A loan is considered to be impaired if it is probable that we will not receive substantially all contractual principal and interest payments. The amount of impairment, or specific valuation allowance, is measured by a comparison of the present value of expected future cash flows less selling expenses to the loan’s carrying value, or in the case of collateral dependent loans a comparison to the fair value of the collateral less selling costs. To the extent the carrying value of the loan exceeds the present value of a loan’s expected cash flows less selling expenses, a specific allowance is recorded. If the carrying value is less than the present value of the impaired loan’s expected future cash flows, no specific allowance is recorded however the loan is not included in the determination of the general valuation allowance.
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
Valuation of Goodwill.   The testing for impairment of goodwill is a two-step process. The first step in testing for impairment is to determine the fair value of our reporting unit and compare that fair value with the carrying value of the reporting unit (including goodwill.) If the fair value of the reporting unit exceeds the carrying value, the second step is not necessary and goodwill is deemed not to be impaired. If the fair value of the reporting unit is less than the carrying value, the Company must estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. Our annual impairment evaluation is May of each year.
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
Loans acquired with no evidence of credit deterioration at the date of purchase are recorded at their outstanding principal balances net of their relevant fair value premiums or discounts, forming the initial carrying value of those loans. These premiums or discounts are amortized into income over the life of the loans using the effective interest method. Income recognition on purchased credit impaired loans is based upon the cash flow method.
Under this method, the initial fair value discount on these loans is separated into two components, the accretable yield and nonaccretable difference. The accretable yield represents the excess of the expected future cash flows of these loans over the amount paid for these loans. The nonaccretable difference represents the excess of contractually required principal and interest payments over the expected cash flows to be received. These cash flow estimations are performed at the date of acquisition and form the basis for the determination of the fair value of these loans. Periodically, management reevaluates the expected future cash flows of purchased credit impaired loans and adjusts for increases to or decreases from the previous period’s expectations. Increases in future expected cash flows of a purchased credit impaired loan will result in a reversal of any allowance previously allocated with the difference increasing the accretable yield. Decreases result in an additional provision for loan loss to account for the impairment of the loan. Gains on dispositions are recognized on PCI loan prepayments and payoffs that are not anticipated and, therefore, are not accounted for as yield adjustments. Because these gains are significantly affected by PCI loan payments and payoffs, this income item may vary significantly from period to period.
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
Business Strategy
We have continued our primarily focus on the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:
•
Continue to Focus on Residential Lending.   We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area. As of June 30, 2016, $248.5 million, or 84.8%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (including home equity loans). In the future, we may gradually increase our residential construction and home equity loan portfolios.

•
Maintain a Modest Portfolio of Nonresidential Real Estate Loans.   We have historically maintained a small portfolio of nonresidential real estate loans, primarily loans to churches located in our market area. However, as a result of the acquisition of Stephens Federal, our nonresidential real estate loans have increased and were $20.3 million, or 6.9% of our total loan portfolio at June 30, 2016. Of the $20.3 million of nonresidential real estate loans, $9.4 million were loans to churches. We plan to increase our efforts toward more nonresidential real estate lending in the future in an effort to increase our loan portfolio yields and to better manage our interest rate risk.

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

•
Rely on Community Orientation and High Quality Service to Maintain and Build a Loyal Local Customer Base and Maintain our Status as an Independent Community-Based Institution.   We were established in 1924 and have been operating continuously in Oconee County since that time. By using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services, we have been able to attract a solid base of local retail customers on which to continue to build our banking business. We have historically focused on promoting relationships within our community rather than specific banking products, and we expect to continue to build our customer base by relying on customer referrals and referrals from local builders and realtors. We intend to extend this strategy to the Rabun and Stephens counties as well.

•
Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality.   We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our nonperforming assets totaled $5.1 million, or 1.1% of total assets at June 30, 2016. Our total nonperforming loans to total loans ratio was 1.3% at June 30, 2016. Total loan delinquencies, 30 days or more past due, as of June 30, 2016, were $10.3 million, or 3.5% of total loans. The acquisition of Stephens Federal resulted in increases to nonperforming assets and delinquencies compared to periods prior to the acquisition; however, these have subsequently declined.

Comparison of Financial Condition at June 30, 2016 and June 30, 2015
Our total assets increased by $10.3 million, or 2.2%, to $485.6 million at June 30, 2016 from $475.3 million at June 30, 2015. Increases in deposits and funds from loan repayments were invested in securities available-for-sale and bank-owned life insurance. Securities available-for-sale increased $20.9 million from June 30, 2015 to June 30, 2016. Total gross loans decreased to $292.1 million at June 30, 2016 from $309.3 million at June 30, 2015. The decrease in loans was primarily due to lower demand during this period of slow economic recovery. The majority of the decrease was in our one-to-four family loans, which decreased by $14.2 million, or 5.5%, to $242.1 million at June 30, 2016 from $256.3 million at June 30, 2015. During September 2015 we purchased an additional $8.0 million of bank owned life insurance.
Our total deposits increased to $399.6 million at June 30, 2016 from $394.1 million at June 30, 2015. The sustained low interest rate environment has prompted many depositors to move their funds to the market seeking higher yielding investments. We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2016.
Our total cash and deposit balance includes the deposits of Oconee Federal, MHC.
We had no advances from the Federal Home Loan Bank of Atlanta as of June 30, 2016 and 2015. We had credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets, or approximately $53.2 million at June 30, 2016. This amount increased to 25% of total assets or $121.4 million subsequent to June 30, 2016 due to the new credit policies of the Federal Home Loan Bank of Atlanta.
Our total stockholders’ equity increased $4.6 million to $85.4 million at June 30, 2016 from $80.8 million at June 30, 2015. The increase is primarily the result of net income for the year ended June 30, 2016 of  $5.2 million; an increase in unrealized gains on our available-for-sale securities of  $1.8 million, which is included net of tax in accumulated other comprehensive income; and the approximate $290 thousand reduction in the unearned ESOP balance and recognition of compensation expense associated with our equity incentive plans, which both increased equity. These increases to equity were offset by dividend payments of  $2.3 million and the repurchases of 51,232 shares of stock for $1.0 million.
Comparison of Operating Results for the Years Ended June 30, 2016 and June 30, 2015
General.   Net income increased by $734 thousand, or 16.3%, to $5.2 million for the year ended June 30, 2016 from $4.5 million for the year ended June 30, 2015. The increase in net income was the result of an increase in net interest income before the provision for loan losses of  $1.6 million, or 10.8%, to $16.6 million for the year ended June 30, 2016 from $15.0 million for the year ended June 30, 2015 and an increase in noninterest income of  $1.2 million, or 89.1%, to $2.6 million from $1.4 million. The increase to noninterest income is primarily attributable to gains on the disposition of purchase credit impaired loans which amounted to $1.1 million for the year ended June 30, 2016 compared to $256 thousand for the prior year. These increases were offset partially by an increase in noninterest expense of  $2.5 million, or 28.2%, to $11.5 million for the year ended June 30, 2016 from $9.0 million for the year ended June 30, 2015. Most of this increase relates to the recognition of a full year of personnel and occupancy costs from the Stephens Federal acquisition. Tax expense decreased from $2.7 million for the year ended June 30, 2015 to $2.0 million for the year ended June 30, 2016.
Interest Income.   Interest income increased by $1.6 million, or 9.7%, to $17.8 million for the year ended June 30, 2016 from $16.2 million for the year ended June 30, 2015. The increase was the result of both an increase in the average balance of interest-earning assets and a slight increase in the average yield on these assets during the year ended June 30, 2016 as compared to the year ended June 30, 2015. The average balance of interest-earning assets increased to $439.2 million for the year ended June 30, 2016 from $401.2 million for the year ended June 30, 2015. The average yield on interest-earning assets increased to 4.04% for the year ended June 30, 2016 from 4.03% for the year ended June 30, 2015.
Interest income on loans increased $973 thousand, or 6.8%, to $15.4 million for the year ended June 30, 2016 from $14.4 million for the year ended June 30, 2015. Both volume and rate contributed to the increase. The average balance of our loans increased to $297.9 million for the year ended June 30, 2016 from $285.2 million for the year ended June 30, 2015. The average yield was 5.16% for the year ended June 30, 2016 compared to 5.05% for the year ended June 30, 2015.

Interest income on investment securities increased $528 thousand, or 30.6%, to $2.3 million for the year ended June 30, 2016 from $1.7 million for the year ended June 30, 2015, reflecting an increase of  $18.5 million, or 18.0%, in the average balances of securities to $121.5 million from $103.0 million for the years ended June 30, 2016 and 2015 and an increase in the total average yield of our investment securities of 18 basis points to 1.85% from 1.67%. The increase in average balances of our investment securities is reflective of our efforts to continue to invest excess cash liquidity in high-quality investment securities during this period of low loan demand. Additionally, we continue to shift more of our investment portfolio into high-quality, higher yielding municipal securities, which helps to reduce our overall tax liability.
Interest Expense.   Interest expense remained flat at $1.2 million for the years ended June 30, 2016 and 2015. The average rate paid on deposits decreased five basis points in fiscal year 2016 to 0.32% from 0.37% for fiscal year 2015. The decrease in the average rate paid on deposits was offset by the increase in the average balance of deposits of  $37.8 million, or 11.3%, to $373.2 million for the year ended June 30, 2016 from $335.5 million for the year ended June 30, 2015.
Interest expense on money market deposits increased $170 thousand as the cost of these deposits increased 24 basis points from 0.17% for the year ended June 30, 2015 to 0.41% for the year ended June 30, 2016. The average balance of money market deposits increased from $14.9 million to $47.6 million for the same period. The increases resulted from a successful money market campaign during the year ended June 30, 2016.
Interest expense on NOW and demand deposits and regular savings and other deposits decreased by $71 thousand to $68 thousand for the year ended June 30, 2016 from $139 thousand for the year ended June 30, 2015. The decrease in interest expense on these deposits was largely attributable to the decrease in the cost on these deposits. The total average cost on these deposits decreased nine basis points to 0.08% from 0.17%.
Interest expense on certificates of deposit decreased $139 thousand, or 13.1%, to $926 thousand for the year ended June 30, 2016 from $1.1 million for the year ended June 30, 2015. The decrease in interest expense on certificates of deposits primarily reflected a decrease of six basis points in the average cost on certificates of deposit to 0.39% from 0.45%. The average balance of certificates of deposits also decreased to $236.3 million for the year ended June 30, 2016 from $238.1 million for the year ended June 30, 2015.
Net Interest Income.   Net interest income increased by $1.6 million, or 10.8%, to $16.6 million for the year ended June 30, 2016 compared to $15.0 million for 2015. Net interest margin for the year ended June 30, 2016 was 3.77%, up four basis points from 3.73% for the year ended June 30, 2015. This increase in net interest margin was reflective of the decrease in our average cost of funds to 0.32% for the year ended June 30, 2016 from 0.37% for the year ended June 30, 2015 and a slight increase in the average yield on interest-earning assets to 4.04% for the year ended June 30, 2016 from 4.03% for the year ended June 30, 2015.
Provision for Loan Losses.   We recorded a provision for loan losses of  $451 thousand for the year ended June 30, 2016 compared with a provision of  $195 thousand for the year ended June 30, 2015. Net charge-offs for the year ended June 30, 2016 were $537 thousand and consisted of  $371 thousand on acquired loans and $166 thousand on originated loans. Net charge-offs for the year ended June 30, 2015 were $42 thousand.
Both the general and the specific valuation allowances decreased from June 30, 2015 to June 30, 2016; however the allowance as a percentage of total loans only decreased by one basis point, from 0.32% to 0.31%, respectively. Both the general and specific valuation allowances for the portfolio declined as a result of the decline in the average balance outstanding of portfolio loans and charge-offs on previously allocated impaired loans.
At June 30, 2016, all impaired loans were within our acquired loan portfolio and totaled $5.4 million, $4.4 million of which were purchased credit impaired. The remaining $1.0 million of impaired loans were identified as having evidence of credit deterioration not existing at the acquisition date. The amount of impairment measured on these loans was $55 thousand. Within our originated portfolio, there were no loans identified as impaired at June 30, 2016. At June 30, 2015, within our acquired loan portfolio, we had a total of  $7.9 million in impaired loans, $7.4 million of which were purchased credit impaired. The remaining $546 thousand of impaired loans were identified as having evidence of credit deterioration not existing at the acquisition date. The amount of impairment measured on these loans was $89 thousand. Within our originated portfolio, we had $2.1 million in impaired loans, and the impairment amount on these loans was $115 thousand. During 2016 we changed our policy to only identify specific impairment on loans over $250 thousand. All smaller, homogenous loans are evaluated on a pool basis as of June 30, 2016.
Our ratio of nonperforming loans to total loans decreased to 1.3% at June 30, 2016 from 1.4% at June 30, 2015, and our ratio of nonperforming assets to total assets decreased to 1.1% from 1.3% at the same dates. Total nonperforming loans was $3.8 million at June 30, 2016 compared to $4.2 million at June 30, 2015. A total of  $731 thousand of nonperforming loans was related to our originated portfolio and $3.0 million was related to our acquired loan portfolio. Of the $3.0 million in nonperforming loans within our acquired portfolio, $1.6 million are loans identified as purchased credit impaired. At June 30, 2015, a total of  $1.0 million of nonperforming loans was related to our originated portfolio and $3.2 million was related to our acquired loan portfolio. Of the $3.2 million in nonperforming loans within our acquired portfolio, $2.8 million are loans identified as purchased credit impaired.
We used the same methodology in assessing the allowances for both periods ended. Our allowance at June 30, 2016 reflects both a general valuation component of  $738 thousand and a specific component of $184 thousand for loans determined to be impaired based upon an analysis of certain individual loans determined to be impaired. In comparison, our allowance at June 30, 2015 consisted of a general valuation component of  $788 thousand and a specific component of  $220 thousand. Overall, our allowance for loan losses to the total gross carrying value of loans remained level at 0.32% for both years. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2016 and 2015.
Noninterest Income.   For the year ended June 30, 2016, noninterest income increased $1.2 million, or 89.1%, to $2.6 million from $1.4 million for the year ended June 30, 2015. The significant portion of the increase relates to gains on the disposition of purchase credit impaired loans which totaled $1.1 million for the year ended June 30, 2016 compared to $256 thousand for the year ended June 30, 2015. The increase also included increased income on bank owned life insurance and an increase in service charges on deposit accounts for the year ended June 30, 2016. Income from bank owned life insurance increased $228 thousand as a result of the additional investment. Service charges on deposit accounts increased by $138 thousand, or 42.7%, to $461 thousand for the year ended June 30, 2016 from $323 thousand for the year ended June 30, 2015.
Noninterest Expense.   Noninterest expense increased $2.5 million, or 28.2%, to $11.5 million for the year ended June 30, 2016 from $9.0 million for the year ended June 30, 2015. The increase in noninterest expenses was reflective of increases in salaries and employee benefits of  $1.3 million, or 24.1%, to $6.6 million for the year ended June 30, 2016 from $5.3 million for the year ended June 30, 2015 and increases in occupancy and equipment expenses to $1.5 million for the year ended June 30, 2016 from $1.1 million for the year ended June 30, 2015. The increases in salaries and employee benefits resulted from the increase of approximately 45 additional employees from the Stephens Federal acquisition. The increase in occupancy and equipment expenses reflects the increase in maintenance costs and depreciation expense associated with three additional branches and their furnishings and equipment from the acquisition.
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. For the year ended June 30, 2016, we recognized an expense for the decrease in the loan servicing asset of  $350 thousand compared to recognizing income for the increase of  $27 thousand for the year ended June 30, 2015. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
Income Tax Expense.   Income tax expense for the years ended June 30, 2016 and 2015 was $2.0 million and $2.7 million, respectively, with effective income tax rates of 27.9% and 37.4%, respectively. The decrease in our effective tax rate for the year ended June 30, 2016 is a result of management’s strategy to shift the investment portfolio into high-quality, higher-yielding municipal securities along with additional tax reducing strategies. The tax liability for June 30, 2015 included certain nondeductible acquisition related costs for income tax purposes that gave rise to permanent tax adjustments in determining income tax expense for book purposes. The total amount of nondeductible costs included in the calculation of income tax expense for the year ended June 30, 2015 was $242 thousand.

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
	For the Year Ended June 30,
	2016			2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$297,928	$15,378	5.16%	$285,231	$14,405	5.05%	$224,295	$11,365	5.07%
Investment securities	98,285	1,740	1.77	94,875	1,537	1.62	98,901	1,535	1.55
Investment securities, tax-free	23,196	511	2.20	8,110	186	2.29	790	22	2.78
Other interest-earning assets	19,751	126	0.64	13,004	57	0.44	23,951	54	0.23
Total interest-earning assets	439,160	17,755	4.04	401,220	16,185	4.03	347,937	12,976	3.73
Noninterest-earning assets	41,214			32,790			14,892
Total assets	$480,374			$434,010			$362,829
Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$49,432	$42	0.08%	$36,707	$36	0.10%	$18,463	$12	0.06%
Money market deposits	47,622	195	0.41	14,942	25	0.17	12,756	25	0.20
Regular savings and other deposits	39,867	26	0.07	45,749	103	0.23	39,841	70	0.17
Certificates of deposit	236,318	926	0.39	238,073	1,065	0.45	209,201	1,373	0.66
Total interest-bearing deposits	373,239	1,189	0.32	335,471	1,229	0.37	280,261	1,480	0.53
Total interest-bearing liabilities	373,239	1,189	0.32	335,471	1,229	0.37	280,261	1,480	0.53
Noninterest bearing deposits	22,242			17,988			4,910
Other noninterest-bearing liabilities	1,817			536			1,531
Total liabilities	397,298			353,995			286,702
Equity	83,076			80,015			76,127
Total liabilities and equity	$480,374			$434,010			$362,829
Net interest income		$16,566			$14,956			$11,496
Interest rate spread			3.72%			3.66%			3.20%
Net interest margin			3.77%			3.73%			3.30%
Average interest-earning assets to average interest-bearing liabilities	1.18x			1.20x			1.24x

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
	Year Ended June 30, 2016 Compared to 2015
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$651	$322	$973
Investment securities	330	198	528
Other interest-earning assets	37	32	69
Total	1,018	552	1,570
Interest expense:
Deposits	15	(55)	(40)
Total	15	(55)	(40)
Increase in net interest income	$1,003	$607	$1,610

	Year Ended June 30, 2015 Compared to 2014
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$3,077	$(37)	$3,040
Investment securities	53	113	166
Other interest-earning assets	(3)	6	3
Total	3,127	82	3,209
Interest expense:
Deposits	273	(524)	(251)
Total	273	(524)	(251)
Increase (decrease) in net interest income	$2,854	$606	$3,460

Management of Market Risk
Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Our board of directors is responsible for the review and oversight of our asset/liability strategies. The Asset/Liability Committee of our board of directors meets monthly and is charged with developing an asset/liability management plan. Our board of directors has established an Asset/Liability Management Committee, consisting of senior management, which communicates daily to review pricing and liquidity needs and to assess our interest rate risk. This committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by our board of directors.

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
An important measure of interest rate risk is the amount by which the net present value (“NPV”) of an institution’s cash flows from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have prepared an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2016 in the event of designated changes in the United States treasury yield curve. At June 30, 2016, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.
	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage Total of Market Value of Assets
	(Dollars in thousands)
Up 300 basis points	$114,469	$(2,413)	(2.06)%	(0.50)%
Up 200 basis points	116,651	(231)	(0.20)	(0.05)
Up 100 basis points	117,618	736	0.63	0.15
Base	116,882	—	—	—
Down 100 basis points	117,624	742	0.63	0.15
Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. In addition, the net portfolio value table does not reflect the impact of a change in interest rates on the credit quality of our assets. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
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
Our cash flows are derived from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $8.1 million for the year ended June 30, 2016 and $5.7 million for the year ended June 30, 2015. Net cash flows provided by operating activities consisted primarily of our net income. Net cash flows used in investing activities were ($8.9) million for the year ended June 30, 2016 and consisted primarily of purchases of investment securities, offset by proceeds from maturities and paydowns on investment securities, net loan repayments, and an investment in bank owned life insurance. Net cash flows provided by investing activities for the year ended June 30, 2015 were $37.0 million, which consisted of the net cash received of  $24.1 million from the acquisition of Stephens Federal and purchases of investment securities, offset by proceeds from maturities and paydowns on investment securities, and net loan repayments. Net cash flows provided by financing activities were $2.3 million for the year ended June 30, 2016 and primarily consisted of increases in deposits offset by the payment of dividends and share repurchases of our common stock. Net cash flows used in financing activities were ($28.4) million for the year ended June 30, 2015. Net cash flows used in financing activities consisted primarily of the payment of the net deposit outflow of  ($26.1) million for the year ended June 30, 2015 and the payments of dividends and share repurchases of our common stock.
Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2016 and 2015, cash and short-term investments totaled $27.7 million and $26.2 million, respectively. We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.
At June 30, 2016 and 2015, we had outstanding commitments to originate loans of  $2.9 million and $662 thousand, respectively. We had $15.3 in unfunded commitments under lines of credit at June 30, 2016 and $7.9 in unfunded commitments under lines of credit at June 30, 2015. We anticipate that we will have sufficient funds available to meet our current loan commitments. In recent periods, loan commitments have been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2016 totaled $175.1 million. Management believes based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs. Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At June 30, 2016, we had an available borrowing limit of  $53.4 million in advances from the Federal Home Loan Bank of Atlanta which was subsequently increased to $121.4 million.
We are subject to various regulatory capital requirements and at June 30, 2016, we were in compliance with all applicable capital requirements. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 11 of the Notes to our Consolidated Financial Statements.
Common Stock Dividend Policy.   The Company paid a quarterly $0.10 per share dividend on August 27, 2015, November 27, 2015, February 25, 2016, and May 19, 2016 for a total of  $2.3 million in dividends paid during the year ended June 30, 2016. On July 28, 2016, the Board of Directors of the Company declared a quarterly cash dividend of  $0.10 per share of the Company’s common stock payable to stockholders of record as of August 11, 2016, which was paid on August 25, 2016.
Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 10 of the Notes to our Consolidated Financial Statements.
For the fiscal year ended June 30, 2016, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.
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

ITEM 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Oconee Federal Financial Corp.
Seneca, South Carolina
We have audited the accompanying consolidated balance sheet of Oconee Federal Financial Corp. and Subsidiary (the “Company”) as of June 30, 2016, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Federal Financial Corp. and Subsidiary as of June 30, 2016, and the results of their operations and their cash flows for the year ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Horwath LLP
Atlanta, Georgia
September 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Oconee Federal Financial Corp.
Seneca, South Carolina
We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. and Subsidiary (the “Company”) as of June 30, 2015, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Federal Financial Corp. and Subsidiary as of June 30, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Cherry Bekaert LLP
Greenville, South Carolina
September 28, 2015

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 AND 2015
(Amounts in thousands, except share and per share data)
	June 30, 2016	June 30, 2015
ASSETS
Cash and due from banks	$4,874	$4,883
Interest-earning deposits	22,802	21,309
Total cash and cash equivalents	27,676	26,192
Securities available-for-sale	132,084	111,167
Loans	292,063	309,267
Allowance for loan losses	(922)	(1,008)
Net loans	291,141	308,259
Loans held for sale, at fair value	129	118
Premises and equipment, net	6,811	7,058
Real estate owned, net	1,354	2,092
Accrued interest receivable
Loans	1,016	1,077
Investments	492	312
Restricted equity securities, at cost	1,021	440
Bank owned life insurance	17,558	9,044
Goodwill	2,593	2,593
Core deposit intangible	744	874
Loan servicing rights	1,046	1,396
Deferred tax assets	1,128	3,766
Other assets	847	956
Total assets	$485,640	$475,344
LIABILITIES
Deposits
Noninterest bearing	$23,356	$20,254
Interest bearing	376,278	373,839
Total deposits	399,634	394,093
Accrued interest payable and other liabilities	605	461
Total liabilities	400,239	394,554
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,837,908 and 5,882,140 shares outstanding, respectively	65	65
Treasury stock, at par, 634,131 and 589,899 shares, respectively	(6)	(6)
Additional paid-in capital	12,882	13,354
Retained earnings	71,909	68,950
Accumulated other comprehensive income (loss)	1,808	(26)
Unearned ESOP shares	(1,257)	(1,547)
Total shareholders’ equity	85,401	80,790
Total liabilities and shareholders’ equity	$485,640	$475,344

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015
(Amounts in thousands, except share and per share data)
	Years Ended
	June 30, 2016	June 30, 2015
Interest and dividend income:
Loans, including fees	$15,378	$14,405
Securities, taxable	1,740	1,537
Securities, tax-exempt	511	186
Interest-bearing deposits and other	126	57
Total interest income	17,755	16,185
Interest expense:
Deposits	1,189	1,229
Total interest expense	1,189	1,229
Net interest income	16,566	14,956
Provision for loan losses	451	195
Net interest income after provision for loan losses	16,115	14,761
Noninterest income:
Service charges on deposit accounts	461	323
Income on bank owned life insurance	514	286
Mortgage banking income	373	351
Gain on sales of securities	128	149
Gain on disposition of purchase credit impaired loans	1,119	256
Other	48	33
Total noninterest income	2,643	1,398
Noninterest expense:
Salaries and employee benefits	6,550	5,277
Occupancy and equipment	1,512	1,060
Data processing	518	424
Professional and supervisory fees	940	830
Office expense	223	243
Advertising	204	98
FDIC deposit insurance	219	220
Foreclosed assets, net	288	313
Change in loan servicing asset	350	(27)
Other	676	519
Total noninterest expense	11,480	8,957
Income before income taxes	7,278	7,202
Income tax expense	2,032	2,690
Net income	$5,246	$4,512
Other comprehensive income
Unrealized gain on securities available-for-sale	$2,995	$348
Tax effect	(1,079)	(134)
Reclassification adjustment for gains realized in net income	(128)	(149)
Tax effect	46	56
Total other comprehensive income	1,834	121
Comprehensive income	$7,080	$4,633
Basic net income per share: (Note 3)	$0.91	$0.79
Diluted net income per share: (Note 3)	$0.90	$0.78
Dividends declared per share:	$0.40	$0.40
See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015
(Amounts in thousands, except share and per share data)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total
Balance at June 30, 2014	$64	$(6)	$12,186	$66,705	$(147)	$(1,821)	$76,981
Net income	—	—	—	4,512	—	—	4,512
Other comprehensive income	—	—	—	—	121	—	121
Purchase of 1,800 shares of treasury stock(1)	—	—	(35)	—	—	—	(35)
Issuance of 12,600 shares of restricted stock(2)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	278	—	—	—	278
Common stock issued, 36,945 shares(3)	1	—	699	—	—	—	700
Dividends(4)	—	—	25	(2,267)	—	—	(2,242)
ESOP shares earned(4)	—	—	201	—	—	274	475
Balance at June 30, 2015	$65	$(6)	$13,354	$68,950	$(26)	$(1,547)	$80,790
Net income	—	—	—	5,246	—	—	5,246
Other comprehensive income	—	—	—	—	1,834	—	1,834
Purchase of 51,232 shares of treasury stock(5)	—	—	(1,013)	—	—	—	(1,013)
Issuance of 7,000 shares of restricted stock(6)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	288	—	—	—	288
Dividends(7)	—	—	35	(2,287)	—	—	(2,252)
ESOP shares earned(7)	—	—	218	—	—	290	508
Balance at June 30, 2016	$65	$(6)	$12,882	$71,909	$1,808	$(1,257)	$85,401

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

(4)
Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 7,889 additional shares. The portion of the dividend paid on allocated shares of approximately $25 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 7,889 shares was accounted for as additional compensation expense of approximately $74 for the year ended June 30, 2015.

(5)
The weighted average cost of treasury shares purchased during the year ended was $19.77 per share. Treasury stock repurchases were accounted for using the par value method.

(6)
On February 5, 2016, the Company granted 7,000 shares of restricted stock. The grant date fair value of these shares was $19.40.

(7)
Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 7,891 additional shares. The portion of the dividend paid on allocated shares of approximately $35 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 7,891 shares was accounted for as additional compensation expense of approximately $64 for the year ended June 30, 2016.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015
(Amounts in thousands, except share and per share data)
	Years Ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities
Net income	$5,246	$4,512
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	451	195
Provision for real estate owned	193	196
Depreciation and amortization, net	1,269	1,075
Net accretion of purchase accounting adjustments	(136)	(352)
Deferred income tax expense	1,605	1,923
Net loss on sale of real estate owned	14	6
Change in loan servicing asset	350	(27)
Gain on sales of securities	(128)	(149)
Mortgage loans originated for sale	(4,282)	(4,669)
Mortgage loans sold	4,304	4,978
(Gain) loss on sales of mortgage loans	(33)	145
Increase in cash surrender value of bank owned life insurance	(514)	(286)
Gain on disposition of purchased credit impaired loans	(1,119)	(256)
ESOP compensation expense	508	475
Stock based compensation expense	288	278
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	(10)	(709)
Accrued interest payable and other liabilities	144	(1,604)
Net cash provided by operating activities	8,150	5,731
Cash Flows From Investing Activities
Net cash received from acquisition of Stephens Federal	—	24,079
Purchases of premises and equipment	(204)	(435)
Purchases of securities available-for-sale	(51,983)	(38,274)
Proceeds from maturities, paydowns and calls of securities available-for-sale	26,469	21,027
Proceeds from sales of securities available-for-sale	6,904	11,174
Purchases of restricted equity securities	(588)	—
Redemptions of restricted equity securities	7	27
Purchases of bank owned life insurance	(8,000)	—
Proceeds from sale of real estate owned	2,357	2,568
Dispositions of purchased credit impaired loans	2,587	1,197
Loan originations and repayments, net	13,509	15,621
Net cash (used in) provided by investing activities	(8,942)	36,984
Cash Flows from Financing Activities
Net change in deposits	5,541	(26,136)
Dividends paid	(2,252)	(2,242)
Purchase of treasury stock	(1,013)	(35)
Net cash provided by (used in) financing activities	2,276	(28,413)
Change in cash and cash equivalents	1,484	14,302
Cash and cash equivalents, beginning of year	26,192	11,890
Cash and cash equivalents, end of year	$27,676	$26,192

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principle of Consolidation:   The consolidated financial statements of Oconee Federal Financial Corp. include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (71.33%) by Oconee Federal, MHC. These consolidated financial statements do not include the transactions and balances of Oconee Federal, MHC. The Association is a federally chartered stock savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans. On December 1, 2014, the Company completed its acquisition of Stephens Federal Bank. The consolidated financial statements include the results of operations of Stephens Federal Bank since the acquisition date. Primarily, the Association’s business is limited to the Oconee County area of northwestern South Carolina and the northeast area of Georgia in Stephens County and Rabun County. The following is a description of the significant accounting policies the Company follows in preparing and presenting its consolidated financial statements.
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
As of and for the Years Ended June 30, 2016 and 2015
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
Loans:   Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method over the contractual lives of the loans without anticipating prepayments.
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
Management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, and doubtful, which are more fully explained in Note 5. Any nonresidential or residential non-owner occupied loans that meet certain size requirements and performance characteristics are individually evaluated for impairment. The amount of impairment, if any, is measured by a comparison of the loan’s carrying value to the net present value of future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected to come solely from the collateral. All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment. To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into segments, each with different risk characteristics and methodologies for assessing risk. Those portfolio segments are discussed below:
One-to-four family:   One-to-four family residential loans consist primarily of loans secured by first or second deeds of trust on primary residences, and are originated as adjustable-rate or fixed-rate loans for the

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
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
For traditional homes, the Company may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral. The Company may make exceptions for special loan programs that we offer. For example, the Company currently offers mortgages with loan-to-value ratios of up to 95% to low- to moderate-income borrowers solely for the purchase of their primary residence. The Company also originates residential mortgage loans for non-owner-occupied homes with loan-to-value ratios of up to 80%.
The Company historically originated residential mortgage loans with loan-to-value ratios of up to 75% for manufactured or modular homes. The Company no longer offers residential mortgage loans for manufactured or modular homes as of December 1, 2014. However, renewals of existing performing credits that meet the Company’s underwriting requirements will be considered. The Company requires lower loan-to-value ratios for manufactured and modular homes because such homes tend to depreciate over time. Manufactured or modular homes must be permanently affixed to a lot to make them more difficult to move without the Company’s permission. Such homes must be “de-titled” by the states of South Carolina or Georgia so that they are taxed and must be transferred as residential homes rather than vehicles. The Company also obtains a mortgage on the real estate to which such homes are affixed.
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
Home Equity:   The Company offers home equity loans and lines of credit secured by first or second deeds of trust on primary residences in our market area. The Company’s home equity loans and lines of credit are limited to an 80% loan-to-value ratio (including all prior liens). Standard residential mortgage underwriting requirements are used to evaluate these loans. The Company offers adjustable-rate and fixed-rate options for these loans with a maximum term of 10 years. The repayment terms on lines of credit are interest only monthly with principle due at maturity. Home equity loans have a more traditional repayment structure with principal and interest due monthly. The maximum term on home equity loans is 10 years with an amortization schedule not to exceed 20 years.
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
As of and for the Years Ended June 30, 2016 and 2015
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
Construction and Land:   The Company makes construction loans to individuals for the construction of their primary residences and to commercial businesses for their real estate needs. These loans generally have maximum terms of twelve months, and upon completion of construction convert to conventional amortizing mortgage loans. Residential construction loans have rates and terms comparable to one-to-four family residential mortgage loans that the Company originates. Commercial construction loans have rates and terms comparable to other commercial real estate loans that we originate. During the construction phase, the borrower generally pays interest only. Generally, the maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating other commercial real estate loans.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also makes interim construction loans for nonresidential properties. In addition, the Company occasionally makes loans for the construction of homes “on speculation,” but the Company generally permits a borrower to have only two such loans at a time. These loans generally have a maximum term of eight months, and upon completion of construction convert to conventional amortizing nonresidential real estate loans. These construction loans have rates and terms comparable to permanent loans secured by property of the type being constructed that we originate. Generally, the maximum loan-to-value ratio of these construction loans is 85%.
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
Purchased Credit Impaired Loans:   The Company has purchased individual loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Purchased credit impaired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loans’ contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Future expected cash flows are re-estimated periodically over the life of each purchased credit impaired loan. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. Gains on dispositions are recognized on PCI loan prepayments and payoffs that are not anticipated and, therefore, are not accounted for as yield adjustments. Because these gains are significantly affected by PCI loan payments and payoffs, this income item may vary significantly from period to period.
Purchased Performing Loans:   The Company accounts for purchased performing loans at acquisition at fair value, which includes a credit discount. The resulting fair value (premium/discount) is amortized/accreted to interest income on a level yield basis over the estimated lives of the loans. There is no allowance for loan losses established for purchased performing loans at acquisition; however, a provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.
Loan Servicing Rights:   When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgaging banking income. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.
Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are shown as change in loan servicing asset on the Consolidated Statements of Income and Comprehensive Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
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
Goodwill and Core Deposit Intangible:   Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Management reviews goodwill for impairment annually, or more frequently if deemed necessary, as goodwill is deemed to have an indefinite life. On the annual assessment date, May 31, management performs a qualitative assessment of whether it was more likely than not that the fair value exceeds carrying value. Based on the most recent assessment, management determined that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment to goodwill.
Core deposit intangibles represent the estimated value of long-term deposit core deposit relationships acquired in a business combination. This value is amortized over the weighted-average estimated useful lives of deposit accounts using a method that management believes reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness. The core deposit intangible acquired will be amortized over 15 years using the original projections of future benefit stream of cash flows, adjusted periodically, if needed for potential impairment of the remaining unamortized balance of the core deposit intangible. The fair value of the core deposit intangible at December 1, 2014 was $959. Amortization expense of  $130 and $85 was recognized for the years ended June 30, 2016 and 2015.
Premises and Equipment:   Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
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
Restricted Equity Securities:   Restricted equity securities consist of Federal Home Loan Bank of Atlanta (“FHLB”) stock and First National Bankers Bancshares, Inc. (“FNBB”) stock. The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. There is a very limited market for FNBB stock. Based on the redemptive provisions of the FHLB and FNBB, the stock is carried at cost, as restricted securities, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
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
The Company recognizes interest and/or penalties related to income tax matters in other noninterest expense.
Comprehensive Income:   Comprehensive income consists of net income and other comprehensive income. Other comprehensive income for the Company consists solely of unrealized gains and losses on securities available-for-sale, net of tax.
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
As of and for the Years Ended June 30, 2016 and 2015
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
Reclassifications:   Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation and had no effect on net income or shareholders’ equity.
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
New Accounting Standards:
On January 5, 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition,

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measurement, presentation, and disclosure of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued final amendments (ASU 2016-08 and ASU 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. In May 2016, the FASB issued final amendments (ASU-11) to clarify guidance related to collectability, noncash considerations, presentation of sales tax, and transition. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company continues to assess the impact of ASU 2014-09 on its accounting and disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments. The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets.
For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense.
Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security.
ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its accounting and disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. The amendment is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The amendments will be applied using a retrospective transition method to each period presented unless impracticable. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
As of and for the Years Ended June 30, 2016 and 2015
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
As of and for the Years Ended June 30, 2016 and 2015
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

(7)
Additional loans were identified as PCI, resulting in a net $575 increase in the fair value discount of those loans. Additionally, fair value estimates were updated on certain loans, increasing the fair value discount approximately $387. The total fair value adjustment on PCI loans was $7,638. The final adjusted accretable difference expected to be recognized into income was $616.

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
The Company incurred transaction-related costs of  $645 thousand, of which $315 were incurred in the year ended June 30, 2015. No transaction-related costs were incurred in the year ended June 30, 2016. Transaction-related costs are expensed as incurred as a component of noninterest expense. Transaction-related costs primarily include professional services and data processing fees.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 3 — EARNINGS PER SHARE (“EPS”)
Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:
	Year Ended
	June 30, 2016	June 30, 2015
Earnings per share
Net income	$5,246	$4,512
Less: distributed earnings allocated to participating securities	(16)	(24)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(21)	(24)
Net earnings available to common shareholders	$5,209	$4,464
Weighted average common shares outstanding including participating securities	5,875,226	5,860,699
Less: participating securities	(40,905)	(62,502)
Less: average unearned ESOP shares	(134,625)	(167,566)
Weighted average common shares outstanding	5,699,696	5,630,631
Basic earnings per share	$0.91	$0.79
Weighted average common shares outstanding	5,699,696	5,630,631
Add: dilutive effects of assumed exercises of stock options	73,795	70,375
Average shares and dilutive potential common shares	5,773,491	5,701,006
Diluted earnings per share	$0.90	$0.78

During the years ended June 30, 2016 and 2015, there were 15,400 shares that were anti-dilutive as the weighted average exercise prices of outstanding stock options were in excess of the weighted average market value for the periods presented.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 4 — SECURITIES AVAILABLE-FOR-SALE
Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at June 30, 2016 and 2015 are as follows:
	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
FHLMC common stock	$20	$131	$—	$151
Certificates of deposit	7,470	64	—	7,534
Corporate debt securities	8,932	186	(2)	9,116
Municipal securities	33,508	989	(16)	34,481
SBA loan pools	1,268	8	(3)	1,273
U.S. Government agency mortgage-backed securities	68,103	1,331	(31)	69,403
U.S. Government agency bonds	9,957	169	—	10,126
Total available-for-sale	$129,258	$2,878	$(52)	$132,084

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
FHLMC common stock	$20	$160	$—	$180
Certificates of deposit	7,221	29	(8)	7,242
Municipal securities	13,574	11	(152)	13,433
SBA loan pools	2,249	17	—	2,266
U.S. Government agency mortgage-backed securities	64,177	488	(523)	64,142
U.S. Government agency bonds	23,967	80	(143)	23,904
Total available-for-sale	$111,208	$785	$(826)	$111,167

Securities pledged at June 30, 2016 and 2015 had a carrying amount of  $6,114 and $5,951, respectively, and were pledged to secure public deposits.
At June 30, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 4 — SECURITIES AVAILABLE-FOR-SALE (Continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at June 30, 2016 and 2015. The table also shows the number of securities in an unrealized loss position for each category of investment security as of the respective dates.
	June 30, 2016
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
Available-for-sale:
Municipal securities	$2,574	$(11)	5	$716	$(5)	2	$3,290	$(16)	7
Corporate debt securities	1,018	(2)	2	—	—	—	1,018	(2)	2
SBA loan pools	—	—	—	508	(3)	1	508	(3)	1
U.S. Government agency mortgage-backed securities	1,057	(1)	1	2,982	(30)	—	4,039	(31)	1
U.S. Government agency bonds	—	—	—	—	—	—	—	—	—
	$4,649	$(14)	8	$4,206	$(38)	3	$8,855	$(52)	11

	June 30, 2015
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
Available-for-sale:
Certificates of deposit	$1,737	$(6)	7	$247	$(2)	1	$1,984	$(8)	8
Municipal securities	10,472	(152)	30	—	—	—	10,472	(152)	30
U.S. Government agency mortgage-backed securities	18,981	(195)	15	11,521	(328)	12	30,502	(523)	27
U.S. Government agency bonds	6,951	(68)	4	4,920	(75)	3	11,871	(143)	7
	$38,141	$(421)	56	$16,688	$(405)	16	$54,829	$(826)	72

(1)
Actual amounts.

None of the unrealized losses at June 30, 2016 were recognized into net income for the year ended June 30, 2016 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2015 were recognized as having OTTI during the year ended June 30, 2016.
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2016 and 2015 by contractual maturity are summarized in the following table. FHLMC common stock is not included as it has no contractual maturity date.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 4 — SECURITIES AVAILABLE-FOR-SALE (Continued)

	June 30, 2016		June 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$3,740	$3,751	$1,244	$1,249
Due from one to five years	8,104	8,356	22,156	22,042
Due from five to ten years	16,819	17,086	11,450	11,412
Due after ten years	31,204	32,064	9,912	9,876
Mortgage-backed securities(1)	69,371	70,676	66,426	66,408
Total	$129,238	$131,933	$111,188	$110,987

(1)
Includes SBA loan pools.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the years ended June 30, 2016 and 2015:
	Years Ended
	June 30, 2016	June 30, 2015
Available-for-sale:
Proceeds	$6,904	$11,174
Gross gains	128	149
Gross losses	—	—
NOTE 5 — LOANS
The components of loans at June 30, 2016 and 2015 were as follows:
	June 30, 2016	June 30, 2015
Real estate loans:
One-to-four family	$242,067	$256,321
Multi-family	1,996	2,574
Home equity	6,433	8,198
Nonresidential	20,310	21,685
Agricultural	2,958	4,164
Construction and land	14,332	14,590
Total real estate loans	288,096	307,532
Commercial and industrial	176	184
Consumer and other loans	4,915	2,745
Total loans	293,187	310,461
Deferred net loan fees	(1,124)	(1,194)
Total loans net of deferred loan fees	$292,063	$309,267

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

The following table presents the activity in the allowance for loan losses for the years ended June 30, 2016 by portfolio segment:
	Year Ended June 30, 2016
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$910	$270	$(447)	$—	$733
Multi-family	4	—	—	—	4
Home equity	1	73	(72)	—	2
Nonresidential	55	75	—	—	130
Agricultural	4	1	—	—	5
Construction and land	25	23	(9)	—	39
Total real estate loans	999	442	(528)	—	913
Commercial and industrial	—	6	—	—	6
Consumer and other loans	9	3	(9)	—	3
Total loans	$1,008	$451	$(537)	$—	$922

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2016:
	At June 30, 2016
	Ending Allowance on Loans:			Loans:
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
	Non-PCI	PCI(1)		Non-PCI	PCI(1)
Real estate loans:
One-to-four family	$55	$46	$632	$1,014	$1,904	$239,149
Multi-family	—	—	4	—	—	1,996
Home equity	—	—	2	—	—	6,433
Nonresidential	—	72	58	—	1,492	18,818
Agricultural	—	—	5	448	—	2,510
Construction and land	—	11	28	—	525	13,807
Total real estate loans	55	129	729	1,462	3,921	282,713
Commercial and industrial	—	—	6	—	—	176
Consumer and other loans	—	—	3	—	—	4,915
Total loans	$55	$129	$738	$1,462	$3,921	$287,804

(1)
PCI loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

The following table presents the activity in the allowance for loan losses for the years ended June 30, 2015 by portfolio segment:
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

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2015:
	At June 30, 2015
	Ending Allowance on Loans:			Loans:
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
	Non-PCI	PCI(1)		Non-PCI	PCI(1)
Real estate loans:
One-to-four family	$197	$6	$707	$2,666	$2,778	$250,877
Multi-family	—	—	4	—	—	2,574
Home equity	—	—	1	—	—	8,198
Nonresidential	—	10	45	—	2,627	19,058
Agricultural	—	—	4	487	954	2,723
Construction and land	—	—	25	—	599	13,991
Total real estate loans	197	16	786	3,153	6,958	297,421
Commercial and industrial	—	—	—	—	—	184
Consumer and other loans	7	—	2	7	—	2,738
Total loans	$204	$16	$788	$3,160	$6,958	$300,343

(1)
PCI loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2016 and 2015, including the average recorded investment balance and interest earned for the years ended June 30, 2016 and 2015:
	June 30, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$1,787	$992	$—	$2,198	$113
Multi-family	—	—	—	—	—
Home equity	185	—	—	—	—
Nonresidential	2,192	1,111	—	1,209	72
Agricultural	997	448	—	945	—
Construction and land	359	185	—	392	35
Total real estate loans	5,520	2,736	—	4,744	220
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$5,520	$2,736	$—	$4,744	$220
With recorded allowance:
Real estate loans:
One-to-four family	$2,021	$1,918	$101	$1,980	$89
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	404	382	72	851	25
Agricultural	—	—	—	—	—
Construction and land	767	347	11	174	61
Total real estate loans	3,192	2,647	184	3,005	175
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$3,192	$2,647	$184	$3,005	$175
Totals:
Real estate loans	$8,712	$5,383	$184	$7,749	$395
Consumer and other loans	—	—	—	—	—
Total	$8,712	$5,383	$184	$7,749	$395

The unpaid principal balance and recorded investment in PCI loans included in the table above was $7,698 and $4,369, respectively at June 30, 2016.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
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

The unpaid principal balance and recorded investment in PCI loans included in the table above was $13,208 and $7,445, respectively at June 30, 2015.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

Purchased Credit Impaired Loans:
The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the carrying amount of those loans at June 30, 2016 and 2015:
PCI Loans, net of related discounts:
	June 30, 2016	June 30, 2015
Real estate loans:
One-to-four family	$1,858	$2,772
Multi-family	—	—
Home equity	—	—
Nonresidential	1,420	2,617
Agricultural	—	954
Construction and land	514	599
Total real estate loans	3,792	6,942
Commercial and industrial	—	—
Consumer and other loans	—	—
Total loans	$3,792	$6,942

Carrying amounts listed above are net of an allowance for loan losses of  $129 and $16 at June 30, 2016 and 2015, respectively.
The following table presents the changes in the carrying value and the accretable yield on PCI loans for the years ended June 30, 2016 and 2015:
	Year Ended June 30, 2016		Year Ended June 30, 2015
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of period	$(694)	$6,942	$—	$—
Acquired loans	—	—	(616)	10,947
Payments and other exit events	—	(2,540)	4	(3,914)
Accretion	497	(497)	206	(75)
Reclassification from nonaccretable to accretable	(1,143)	—	(288)	—
Change in the allowance	—	(113)	—	(16)
Balance at end of period	$(1,340)	$3,792	$(694)	$6,942

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

Income is not recognized on PCI loans if the Company cannot reasonably estimate the amount and timing of cash flows expected to be collected. The carrying amount of such loans at June 30, 2016 and 2015 is as follows:
	June 30, 2016	June 30, 2015
Balance at beginning of year	$2,311	$3,366
Additions	132	1,407
Reductions from payments and liquidations	(1,304)	(2,462)
Balance at end of period	$1,139	$2,311

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
Total past due loans and nonaccrual loans at June 30, 2016:
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$7,086	$1,001	$863	$8,950	$233,117	$242,067	$2,133	$—
Multi-family	—	—	—	—	1,996	1,996	—	—
Home equity	94	22	84	200	6,233	6,433	126	—
Nonresidential	—	48	942	990	19,320	20,310	942	—
Agricultural	—	—	—	—	2,958	2,958	531	—
Construction and land	93	—	25	118	14,214	14,332	25	—
Total real estate loans	7,273	1,071	1,914	10,258	277,838	288,096	3,757	—
Commercial and industrial	—	—	—	—	176	176	—	—
Consumer and other loans	—	—	—	—	4,915	4,915	—	—
Total	$7,273	$1,071	$1,914	$10,258	$282,929	$293,187	$3,757	$—

PCI past due and nonaccrual loans at June 30, 2016:
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$—	$389	$21	$410	$1,486	$1,896	$172	$—
Nonresidential	—	48	942	990	502	1,492	942	—
Agricultural	—	—	—	—	—	—	—	—
Construction and land	—	—	25	25	508	533	25	—
Total loans	$—	$437	$988	$1,425	$2,496	$3,921	$1,139	$—

PCI loans for which the Company cannot reasonably estimate the amount and timing of future cash flows are classified as nonaccrual.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

Total past due and nonaccrual loans by portfolio segment at June 30, 2015:
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$5,871	$1,243	$2,311	$9,425	$246,896	$256,321	$2,311	$—
Multi-family	—	—	—	—	2,574	2,574	—	—
Home equity	49	—	—	49	8,149	8,198	—	—
Nonresidential	229	313	1,108	1,650	20,035	21,685	1,379	—
Agricultural	—	—	—	—	4,164	4,164	487	—
Construction and land	78	—	—	78	14,512	14,590	—	—
Total real estate loans	6,227	1,556	3,419	11,202	296,330	307,532	4,177	—
Commercial and industrial	—	—	—	—	184	184	—	—
Consumer and other loans	1	1	—	2	2,743	2,745	—	—
Total	$6,228	$1,557	$3,419	$11,204	$299,257	$310,461	$4,177	$—

PCI past due and nonaccrual loans at June 30, 2015:
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$237	$—	$932	$1,169	$1,609	$2,778	$932	$—
Nonresidential	14	313	1,108	1,435	1,192	2,627	1,379	—
Agricultural	—	—	—	—	954	954	—	—
Construction and land	—	—	—	—	599	599	—	—
Total loans	$251	$313	$2,040	$2,604	$4,354	$6,958	$2,311	$—

Troubled Debt Restructurings:
At June 30, 2016 and 2015, total loans that have been modified as troubled debt restructurings were $1,588 and $487, respectively, which consisted of two agricultural loans, two home equity lines of credit, and one one-to-four family first lien at June 30, 2016 and one home equity and one agricultural loan at June 30, 2015. All loans were acquired and initially recorded at fair value. An additional allowance of  $55 has been specifically reserved for these loans. Additionally, there were no commitments to lend any additional amounts under either loan or any payment default on any loan after the modification. The three troubled debt restructurings during the year ended June 30, 2016 all involved renewing existing loans as interest-only. No reductions of principal or interest rates were granted. No loans restructured during the past twelve months subsequently defaulted.
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
As of and for the Years Ended June 30, 2016 and 2015
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
Total loans by risk grade and portfolio segment at June 30, 2016:
	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$227,887	$6,805	$1,890	$5,485	$—	$242,067
Multi-family	1,996	—	—	—	—	1,996
Home equity	5,941	106	260	126	—	6,433
Nonresidential	13,229	4,095	1,494	1,492	—	20,310
Agricultural	1,353	398	676	531	—	2,958
Construction and land	12,646	878	239	569	—	14,332
Total real estate loans	263,052	12,282	4,559	8,203	—	288,096
Commercial and industrial	157	19	—	—	—	176
Consumer and other loans	4,907	—	3	5	—	4,915
Total	$268,116	$12,301	$4,562	$8,208	$—	$293,187

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 5 — LOANS (Continued)

Total loans by risk grade and portfolio segment at June 30, 2015:
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

At June 30, 2016 and 2015, consumer mortgage loans secured by residential real estate properties totaling $282 and $1,720 respectively, were in formal foreclosure proceedings and are included in one-to-four family loans.
Loans to principal officers, directors, and their affiliates during the years ended June 30, 2016 and 2015 were as follows:
	June 30, 2016	June 30, 2015
Beginning balance	$1,313	$766
New loans	—	574
Repayments	(35)	(27)
Ending balance	$1,278	$1,313

Directors and officers of the Company are customers of the institution in the ordinary course of business. Loans to directors and executive officers have terms consistent with those offered to other customers. In the opinion of management, these loans do not involve more than normal risk of collectability nor do they present other unfavorable features.
NOTE 6 — PREMISES AND EQUIPMENT
Premises and equipment at June 30, 2016 and 2015 were as follows:
	June 30, 2016	June 30, 2015
Land	$1,425	$1,425
Buildings and improvements	7,913	7,891
Furniture, fixtures and equipment	3,436	3,430
Computer software	238	236
	13,012	12,982
Less: accumulated depreciation	(6,201)	(5,924)
	$6,811	$7,058

Depreciation expense was $451 and $354 for the years ended June 30, 2016 and 2015, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The following tables present the carrying value of goodwill and the core deposit intangible at June 30, 2016 and 2015:
	June 30, 2016	June 30, 2015
Balance at beginning of year	$2,593	$—
Additions	—	2,593
Impairment	—	—
Balance at end of year	$2,593	$2,593

	June 30, 2016	June 30, 2015

Core deposit intangible gross	$874	$959
Accumulated amortization	(130)	(85)
Core deposit intangible net	$744	$874

Amortization expense for the year ended June 30, 2016 and 2015 was $130 and $85, respectively.
Estimated amortization expense for each of the next five years is as follows:
2017	$110
2018	94
2019	80
2020	68
2021	58
NOTE 8 — DEPOSITS
At June 30, 2016 and 2015, time deposit accounts with balances over $250 totaled approximately $11,134 and $12,502, respectively. Scheduled maturities of certificates of deposit at June 30, 2016 are as follows:
June 30, 2016
2017	$175,053
2018	36,238
2019	4,619
2020	4,101
2021	3,971
$223,982

There are no certificates of deposit scheduled to mature after 2021. The Company does not take brokered certificates of deposit.
Directors and executive officers were customers of, and had transactions with, the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1,977 and $1,910 at June 30, 2016 and 2015, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 9 — INCOME TAXES
Income tax expense for the years ended June 30, 2016 and 2015 was as follows:
	June 30, 2016	June 30, 2015
Current federal expense	$232	$619
Current state expense	194	148
Deferred federal expense (benefit)	1,590	1,551
Deferred state expense (benefit)	16	372
Total	$2,032	$2,690

Temporary differences between tax and financial reporting that result in net deferred tax assets are as follows at June 30, 2016 and 2015:
	June 30, 2016	June 30, 2015
Deferred tax assets:
Fair value adjustments from acquisition	$1,438	$3,047
Allowance for loan losses	325	382
Deferred compensation	266	281
Basis difference in premises and equipment	143	(63)
Acquired net operating loss (“NOL”)	132	139
Equity compensation plans	64	327
Real estate owned	39	(16)
Other	155	96
Total deferred tax assets	2,562	4,193
Deferred tax liabilities:
Securities available-for-sale	(1,017)	15
Prepaid expenses	(97)	(126)
FHLB stock dividends	(71)	(82)
Deferred loan fees, net	(249)	(234)
Total deferred tax liabilities	(1,434)	(427)
Net deferred tax asset	$1,128	$3,766

A NOL of  $375 was acquired from the Stephens Federal acquisition at December 1, 2014. At June 30, 2016 and 2015, the NOL remaining totaled $344 and $364, respectively, with a deferred tax asset of  $132 and $139, respectively. The NOL will expire in 2031. The realization of the deferred tax asset resulting from the NOL is dependent upon generating sufficient taxable income prior to the NOL’s expiration. In assessing the realizability of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax asset would not be realized. Based on the Company’s current and expected future financial performance as well as strong asset quality, management determined that no valuation allowance was necessary at June 30, 2016.
Retained earnings as of June 30, 2016 and 2015 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 9 — INCOME TAXES (Continued)

A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense for the years ended June 30, 2016 and 2015 is as follows:
	June 30, 2016		June 30, 2015
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$2,475	34.00%	$2,449	34.00%
Increase (decrease) resulting from:
State income tax expense	139	(1.57)	293	4.07
Life insurance benefits	(175)	(2.40)	(97)	(1.35)
Tax exempt interest income	(174)	(2.39)	(56)	(0.77)
Acquisition related costs	—	0.00	96	1.34
Other – net	(233)	0.27	5	0.07
Total	$2,032	27.92%	$2,690	37.36%

The Company has uncertain tax positions and related tax reserves in place for the years ended June 30, 2016 and 2015 of  $186 and $281, respectively. No amounts were accrued for penalties or interest at June 30, 2016 and 2015. The Company is subject to U.S. federal income tax as well as income tax of the states of South Carolina and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2012.
NOTE 10 — COMMITMENTS
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
The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2016 and 2015 was as follows:
	2016		2015
	Fixed	Variable	Fixed	Variable
Loan commitments	$2,924	$—	$662	$—
Unused lines of credit	$13,835	$1,432	$5,228	$2,656
Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are primarily for the purpose of financing the purchase, the refinance, or the construction of residential real estate. At June 30, 2016, these commitments have interest rates ranging from 2.3% to 7.95% and maturities ranging from 1 to 30 years. At June 30, 2015, these commitments have interest rates ranging from 4.13% to 4.5% and maturities ranging from 15 to 30 years.
Financial instruments with off-balance-sheet risk:   The Company has no additional financial instruments with off-balance-sheet risk.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 11 — REGULATORY CAPITAL REQUIREMENTS
Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2016, the Association met all capital adequacy requirements to which it is subject. Savings and loan holding companies became subject to capital requirements on January 1, 2015. However, such capital requirements do not apply to savings and loan holding companies with assets of less than $1,000.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2016 and 2015, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association’s category.
The Association’s actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:
	June 30, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$74,722	31.00%	$19,284	8.00%	$24,105	10.00%
Common equity tier 1 capital to risk weighted assets	73,741	30.59	10,847	4.50	15,668	6.50
Tier 1 (core) capital to risk weighted assets	73,741	30.59	14,463	6.00	19,284	8.00
Tier 1 (core) capital to tangible assets	73,741	15.40	19,152	4.00	23,940	5.00
	June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$75,058	32.28%	$18,600	8.00%	$23,250	10.00%
Tier 1 (core) capital to risk weighted assets	73,990	31.82	10,462	4.50	15,112	6.50
Tier 1 (core) capital to tangible assets	73,990	31.82	13,950	6.00	18,600	8.00
Tangible capital to tangible assets	73,990	15.39	14,423	3.00	24,038	5.00
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes this test is met.
Dividend Restrictions — The Company’s principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 11 — REGULATORY CAPITAL REQUIREMENTS (Continued)

any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2016, the Association could, without prior approval, declare dividends of approximately $8,870 (based on an annualized net income for the calendar year ending 2016).
NOTE 12 — FAIR VALUE MEASUREMENTS
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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 12 — FAIR VALUE MEASUREMENTS (Continued)

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
Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and 2015 are summarized below:
	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
	June 30, 2016		June 30, 2015
Financial assets:
Securities available-for-sale:
FHLMC common stock	$151	$—	$180	$—
Certificates of deposit	7,534	—	7,242	—
Corporate debt securities	9,116	—	—	—
Municipal securities	34,481	—	13,433	—
SBA loan pools	1,273	—	2,266	—
U.S. Government agency mortgage-backed securities	69,403	—	64,142	—
U.S. Government agency bonds	10,126	—	23,904	—
Total securities available-for-sale	132,084	—	111,167	—
Loan servicing rights	—	1,046	—	1,396
Total financial assets	$264,017	$1,046	$222,334	$1,396

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the years ended June 30, 2016 and 2015:
	Fair Value Measurements
	(Level 3)
	Year Ended June 30, 2016	Year Ended June 30, 2015
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of year:	$1,396	$—
Purchases	—	1,369
Change in fair value	(350)	27
Balance at end of year:	$1,046	$1,396

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 12 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents assets measured at fair value on a non-recurring basis by level at June 30, 2016 and 2015:
	Fair Value Measurements
	(Level 3)	(Level 3)
	June 30, 2016	June 30, 2015
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$1,817	$1,839
Nonresidential	310	1,309
Construction and land	336	—
Total financial assets	2,463	3,148
Non-financial assets:
Real estate owned, net:
One-to-four family	899	1,335
Nonresidential	267	365
Construction and land	188	392
Total non-financial assets	1,354	2,092
Total assets measured at fair value on a non-recurring basis	$3,817	$5,240

The Company’s impaired loans at June 30, 2016 and 2015 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of these loans were $2,463 and $3,148, respectively, which consisted of valuation allowances of  $184 and $220, respectively. Not shown in the table above, there were recorded investments at June 30, 2016 and 2015 of consumer and other loans with a recorded investment amount of  $7 with a valuation allowance of  $7. The impact to the provision for loan losses from the change in the valuation allowance for the years ended June 30, 2016 and 2015 was a decrease of  $36 and an increase of  $193, respectively.
Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at June 30, 2016 and 2015 were $1,354 and $2,092 and $102 and $84, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the years ended June 30, 2016 and 2015 were $193 and $196, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 12 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at June 30, 2016 and 2015:
	Level 3 Quantitative Information
	June 30, 2016	June 30, 2015	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$1,046	$1,396	Discounted cash flows	Discount rate, estimated timing of cash flows	9% to 10%
Impaired real estate loans net, with specific allocations:
One-to-four family	$1,817	$1,839	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Nonresidential	310	1,309	Discounted cash flows	Discount rate, estimated timing of cash flows	2% to 28%
Construction and land	336	—	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Real estate owned net:
One-to-four family	$899	$1,335	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Nonresidential	267	365	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Construction and land	188	392	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at June 30, 2016 and 2015 are summarized below:
	June 30, 2016
	Carrying Amount	Fair Value
		(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$132,084	$—	$132,084	$—	$132,084
Loans, net	291,141	—	—	296,203	296,203
Loans held for sale(1)	129	—	—	129	129
Loan servicing rights	1,046	—	—	1,046	1,046
Restricted equity securities	1,021	N/A	N/A	N/A	N/A
Financial liabilities
Deposits	$399,634	$175,652	$224,037	$—	$399,689

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 12 — FAIR VALUE MEASUREMENTS (Continued)

	June 30, 2015
	Carrying Amount	Fair Value
		(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$111,167	$—	$111,167	$—	$111,167
Loans, net	308,259	—	—	310,116	310,116
Loans held for sale(1)	118	—	—	118	118
Loan servicing rights	1,396	—	—	1,396	1,396
Restricted equity securities	440	N/A	N/A	N/A	N/A
Financial liabilities
Deposits	$394,093	$137,618	$256,681	$—	$394,299

(1)
Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 2 classification.

NOTE 13 — EMPLOYEE BENEFIT PLANS
The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed. These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement. The directors vest ratably over periods established in the agreements. Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 6.69% to 8.05% at both June 30, 2016 and 2015, respectively. The total expense incurred under these plans for the years ended June 30, 2016 and 2015 was $55 and $59, respectively. The recorded liability for these agreements was $701 and $739 at June 30, 2016 and 2015, respectively, and is included in other accrued liabilities in the consolidated balance sheet.
To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.
The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service. The Company has exercised this option in 2016 and 2015, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2016 and 2015 was $226 and $101, respectively.
NOTE 14 — EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)
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
Participants receive the shares at the end of employment. During the year ended June 30, 2016 and 2015, $100 of discretionary contributions were made to the ESOP for debt retirement, which resulted in the

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 14 — EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) (Continued)

release of additional shares and recognition of additional compensation expense of  $160 and $140, respectively. ESOP compensation expense recognized for the years ended June 30, 2016 and 2015 was $508 and $475, respectively.
Shares held by the ESOP at June 30, 2016 and 2015 were as follows:
	June 30, 2016	June 30, 2015
Committed to be released to participants	10,602	9,938
Allocated to participants	112,043	85,248
Unearned	126,197	153,656
Total ESOP shares	248,842	248,842
Fair value of unearned shares	$2,470	$2,827

NOTE 15 — STOCK BASED COMPENSATION
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
On January 23, 2015, the compensation committee of the board of directors approved the issuance of 7,700 stock options to purchase Company stock and 12,600 shares of restricted stock to one of the Company’s officers. Stock options and restricted stock have vesting periods of seven years, a percentage of which and vests annually at each anniversary date of grant. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.
On February 5, 2016, the compensation committee of the board of directors approved the issuance of 21,000 stock options to purchase Company stock and 7,000 shares of restricted stock were granted to officers. Stock options and restricted stock have vesting periods of five years or seven years, a percentage of which vests annually on each anniversary of the grant date. The weighted average vesting period of stock options and restricted stock granted was 5.7 years and 6.0 years, respectively. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 15 — STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the year ended June 30, 2016:
	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding – July 1, 2015	248,686	$12.02
Granted	21,000	19.40
Exercised	—	—
Forfeited	(7,700)	17.16
Outstanding – June 30, 2016	261,986	$12.46	3.35	$1,862,592
Fully vested and exercisable at June 30, 2016	169,954	$11.65	3.35	$1,346,036
Expected to vest in future periods	92,032
Fully vested and expected to vest – June 30, 2016	261,986	$12.46	3.35	$1,862,592

(1)
The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of  $19.57 per share on June 30, 2016.

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
The fiscal weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below:
	Fiscal Years Granted
	2016	2015
Risk-free interest rate	1.67%	1.68%
Expected dividend yield	2.06%	2.00%
Expected stock volatility	16.1	15.9
Expected life (years)	8	8
Fair value	$2.75	$2.86
Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 44,414 and 43,313 options that were earned during the years ended June 30, 2016 and 2015, respectively. Stock-based compensation expense for stock options for the years ended June 30, 2016 and 2015 was $45 and $46, respectively. Total unrecognized compensation cost related to nonvested stock options was $125 at June 30, 2016 and is expected to be recognized over a weighted-average period of 2.5 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 15 — STOCK BASED COMPENSATION (Continued)

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2016:
June 30, 2016
Balance – beginning of year	62,502
Granted	7,000
Forfeited	(9,000)
Vested	(19,597)
Balance – end of period	40,905
Weighted average grant date fair value	$13.52

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on January 23, 2015 was $20.01 per share or $252. The weighted-average grant date fair value of restricted stock granted on February 5, 2016 was $19.40 per share or $136. Total shares of restricted stock granted under the Plan is 119,294 of which 40,905 remain unvested at June 30, 2016. The weighted-average grant date fair value of all shares granted is $13.52 per share. Stock-based compensation expense for restricted stock included in noninterest expense for the years ended June 30, 2016 and 2015 was $243 and $232, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $548 and is expected to be recognized over 3.4 years.
NOTE 16 — LOAN SERVICING RIGHTS
Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.
The principal balances of those loans at June 30, 2016 and 2015 are as follows:
	June 30, 2016	June 30, 2015
Mortgage loan portfolio serviced for:
FHLMC	$125,812	$141,195

Custodial escrow balances maintained in connection with serviced loans were $1,007 and $986 at June 30, 2016 and 2015, respectively.
	Years Ended
	June 30, 2016	June 30, 2015
Loan servicing rights:
Beginning of period:	$1,396	$—
Additions	—	1,369
Change in fair value	(350)	27
End of period:	$1,046	$1,396

Fair value at June 30, 2016 was determined using a discount rate of 9.13%, prepayment speed assumptions ranging from 6.4% to 20.3% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.61%. Fair value at June 30, 2015 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 6.2% to 18.6% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.66%.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 17 — SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended June 30, 2016 and 2015 is as follows:
	June 30, 2016	June 30, 2015
Cash paid during the period for:
Interest paid	$1,190	$1,219
Income taxes paid	$682	$1,520
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$1,826	$727
Acquisition:
Assets acquired (excluding goodwill $2,593)	$—	$138,263
Liabilities assumed	$—	$140,156
Acquisition price (common stock issued to OFED, MHC)	$—	$700
Goodwill recorded	$—	$2,593

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 18 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
JUNE 30, 2016 AND 2015
	June 30, 2016	June 30, 2015
ASSETS
Cash and cash equivalents	$5,815	$1,566
ESOP loan receivable	1,348	1,641
Other	127	822
Investment in banking subsidiary	78,723	77,124
Total assets	$86,013	$81,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$612	$363
Shareholders’ equity	85,401	80,790
Total liabilities and shareholders’ equity	$86,013	$81,153

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015
	June 30, 2016	June 30, 2015

Interest income	$49	$69
Other income	—	29
Dividend from banking subsidiary	6,882	—
Other expenses	(815)	(709)
Income before equity in undistributed income of subsidiary	6,116	(611)
Equity in undistributed income (losses) of subsidiary	(1,131)	4,915
Income before income taxes	4,985	4,304
Income tax benefit	(261)	(208)
Net income	$5,246	$4,512

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2016 and 2015
(Amounts in thousands, except share and per share data)

NOTE 18 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015
	June 30, 2016	June 30, 2015

Cash Flows From Operating Activities
Net income	$5,246	$4,512
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in other assets	695	(379)
Change in accounts payable and other liabilities	249	62
Undistributed (income) losses of subsidiary	1,131	(4,915)
Net cash provided by (used in) operations	7,321	(720)
Cash Flows From Investing Activities
Payments received on ESOP loans	193	184
Maturities of available-for-sale securities	—	270
Net cash provided by investing activities	193	454
Cash Flows from Financing Activities
Purchases of treasury shares	(1,013)	(35)
Dividends paid	(2,252)	(2,242)
Net cash used in financing activities	(3,265)	(2,277)
Change in cash and cash equivalents	4,249	(2,543)
Cash and cash equivalents, beginning of year	1,566	4,109
Cash and cash equivalents, end of year	$5,815	$1,566

NOTE 19 — SUBSEQUENT EVENTS
On July 28, 2016, the Board of Directors of the Company declared a quarterly cash dividend of  $0.10 per share of the Company’s common stock payable to stockholders of record as of August 11, 2016, which was paid on August 25, 2016.

ITEM 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
(a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.
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
As of June 30, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of June 30, 2016 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.
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

PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information contained under the sections captioned “Proposal I — Election of Directors — Directors,” “— Executive Officers Who Are Not Directors,” “— Section 16(a) Beneficial Ownership Reporting Compliance,” “— Code of Ethics” and “— Meetings and Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
ITEM 11.   Executive Compensation
The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance Under Stock-Based Compensation Plans.   The following table sets forth information as of June 30, 2016 about Company common stock that may be issued under the Company’s equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation
Equity compensation plans approved by security holders(1)	248,686	$13.52	40,905
Total	248,686	$13.52	40,905

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
ITEM 14.   Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the section captioned “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV
ITEM 15.   Exhibits and Financial Statement Schedules
3.1	Charter of Oconee Federal Financial Corp.(1)
3.2	Bylaws of Oconee Federal Financial Corp.(2)
4	Form of Common Stock Certificate(1)
10.1	Form of Employee Stock Ownership Plan(1)
10.2	Non-Qualified Salary Continuation Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore(1)
10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr.(1)
10.5	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.6	Form of Employment Agreement by and between Oconee Federal Savings and Loan Association and Curtis T. Evatt(1)
10.7	Oconee Federal Savings and Loan Association Endorsement Split Dollar Life Insurance Plan for Curtis T. Evatt and Nancy M. Carter(3)
10.8	Oconee Federal Financial Corp. 2012 Equity Incentive Plan(4)
10.9	Separation Agreement and Full and Final Waiver, Release and Dismissal of all Claims among Oconee Federal Financial, Inc., Oconee Federal Savings and Loan Association, Oconee Federal, MHC and H. Allen Salter.(5)
21	Subsidiaries of Registrant(1)
23.1	Consent of Crowe Horwarth LLP
23.2	Consent of Cherry Bekaert LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and 2015, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

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

(5)
Incorporated by reference to the current report on Form 8-K (File No. 001-35033), filed on March 24, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OCONEE FEDERAL FINANCIAL CORP.
Date: September 28, 2016	By:	/s/ T. RHETT EVATT
T. Rhett Evatt Chief Executive Officer and Chairman (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ T. RHETT EVATT T. Rhett Evatt	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 28, 2016
/s/ CURTIS T. EVATT Curtis T. Evatt	President, Chief Financial Officer and Director (Principal Financial Officer)	September 28, 2016
/s/ HARRY B. MAYS, JR. Harry B. Mays, Jr.	Director	September 28, 2016
/s/ ROBERT N. MCLELLAN, JR. Robert N. McLellan, Jr.	Director	September 28, 2016
/s/ W. MAURICE POORE W. Maurice Poore	Director	September 28, 2016
/s/ CECIL T. SANDIFER, JR. Cecil T. Sandifer, Jr.	Director	September 28, 2016