Form 10-Q
period 2016-09-30
Oconee Federal Financial Corp.
filed 2016-11-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

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

There were 5,803,309 shares of Common Stock, par value $0.01 per share, outstanding as of November 7, 2016.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

PART I

ITEM 1.         FINANCIAL STATEMENTS

	September 30, 2016	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$5,873	$4,874
Interest-earning deposits	16,979	22,802
Total cash and cash equivalents	22,852	27,676
Securities available-for-sale	132,874	132,084
Loans	295,480	292,063
Allowance for loan losses	(972)	(922)
Net loans	294,508	291,141
Loans held for sale, at fair value	332	129
Premises and equipment, net	6,769	6,811
Real estate owned, net	654	1,354
Accrued interest receivable
Loans	963	1,016
Investments	555	492
Restricted equity securities, at cost	1,021	1,021
Bank owned life insurance	17,684	17,558
Goodwill	2,593	2,593
Core deposit intangible	714	744
Loan servicing rights	1,023	1,046
Deferred tax assets	1,227	1,128
Other assets	443	847
Total assets	$484,212	$485,640

LIABILITIES
Deposits
Noninterest bearing	$25,346	$23,356
Interest bearing	373,081	376,278
Total deposits	398,427	399,634
Accrued interest payable and other liabilities	603	605
Total liabilities	399,030	400,239

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,794,309 and 5,828,908 shares outstanding, respectively	65	65
Treasury stock, at par, 668,730 and 634,131 shares, respectively	(7)	(6)
Additional paid-in capital	12,297	12,882
Retained earnings	72,599	71,909
Accumulated other comprehensive income	1,432	1,808
Unearned ESOP shares	(1,204)	(1,257)
Total shareholders' equity	85,182	85,401
Total liabilities and shareholders' equity	$484,212	$485,640

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Interest and dividend income:
Loans, including fees	$3,737	$3,883
Securities, taxable	443	390
Securities, tax-exempt	178	88
Interest-bearing deposits and other	41	16
Total interest income	4,399	4,377

Interest expense:
Deposits	320	288
Total interest expense	320	288

Net interest income	4,079	4,089

Provision for loan losses	65	145

Net interest income after provision for loan losses	4,014	3,944

Noninterest income:
Service charges on deposit accounts	104	119
Income on bank owned life insurance	126	112
Mortgage banking income	93	96
Gain on sales of securities	68	9
Gain on disposition of purchase credit impaired loans	43	719
Other	1	2
Total noninterest income	435	1,057

Noninterest expense:
Salaries and employee benefits	1,512	1,489
Occupancy and equipment	368	360
Data processing	130	149
Professional and supervisory fees	207	251
Office expense	52	41
Advertising	31	37
FDIC deposit insurance	56	55
Foreclosed assets, net	2	175
Change in loan servicing asset	23	64
Other	180	153
Total noninterest expense	2,561	2,774

Income before income taxes	1,888	2,227
Income tax expense	615	785

Net income	$1,273	$1,442

Other comprehensive income
Unrealized gains (losses) on securities available-for-sale	$(519)	$783
Tax effect	187	(283)
Reclassification adjustment for gains realized in net income	(68)	(9)
Tax effect	24	3
Total other comprehensive income (loss)	(376)	494

Comprehensive income	$897	$1,936

Basic net income per share: (Note 3)	$0.22	$0.25
Diluted net income per share: (Note 3)	$0.22	$0.25
Dividends declared per share:	$0.10	$0.10

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at July 1, 2015	$65	$(6)	$13,354	$68,950	$(26)	$(1,547)	$80,790
Net income	-	-	-	1,442	-	-	1,442
Other comprehensive income	-	-	-	-	494	-	494
Stock-based compensation expense	-	-	76	-	-	-	76
Dividends	-	-	-	(588)	-	-	(588)
ESOP shares earned	-	-	40	-	-	50	90
Balance at September 30, 2015	$65	$(6)	$13,470	$69,804	$468	$(1,497)	$82,304

Balance at July 1, 2016	$65	$(6)	$12,882	$71,909	$1,808	$(1,257)	$85,401
Net income	-	-	-	1,273	-	-	1,273
Other comprehensive loss	-	-	-	-	(376)	-	(376)
Purchase of 34,599 shares of treasury stock (1)	-	(1)	(700)	-	-	-	(701)
Stock-based compensation expense	-	-	76	-	-	-	76
Dividends	-	-	-	(583)	-	-	(583)
ESOP shares earned	-	-	39	-	-	53	92
Balance at September 30, 2016	$65	$(7)	$12,297	$72,599	$1,432	$(1,204)	$85,182

(1)	The weighted average cost of treasury shares purchased during the three months ended was $20.23 per share. Treasury stock repurchases were accounted for using the par value method.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities
Net income	$1,273	$1,442
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	65	145
Provision for real estate owned	103	95
Depreciation and amortization, net	355	325
Net (accretion) amortization of purchase accounting adjustments	(17)	31
Deferred income tax expense	112	765
Net (gain) loss on sale of real estate owned	(79)	69
Change in loan servicing asset	23	64
Gain on sales of securities	(68)	(9)
Mortgage loans originated for sale	(1,314)	(1,749)
Mortgage loans sold	1,144	1,907
Gain on sales of mortgage loans	(33)	(40)
Increase in cash surrender value of bank owned life insurance	(126)	(112)
Gain on disposition of purchased credit impaired loans	(43)	(719)
ESOP compensation expense	92	90
Stock based compensation expense	76	76
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	394	(96)
Accrued interest payable and other liabilities	(2)	214
Net cash provided by operating activities	1,955	2,498

Cash Flows From Investing Activities
Purchases of premises and equipment	(66)	(72)
Purchases of securities available-for-sale	(11,344)	(5,738)
Proceeds from maturities, paydowns and calls of securities available-for-sale	6,665	4,022
Proceeds from sales of securities available-for-sale	3,153	1,164
Purchases of bank owned life insurance	-	(8,000)
Proceeds from sale of real estate owned	676	1,299
Dispositions of purchased credit impaired loans	37	882
Loan originations and repayments, net	(3,409)	3,274
Net cash used in investing activities	(4,288)	(3,169)

Cash Flows from Financing Activities
Net change in deposits	(1,207)	(8,781)
Dividends paid	(583)	(588)
Purchase of treasury stock	(701)	-
Net cash used in financing activities	(2,491)	(9,369)

Change in cash and cash equivalents	(4,824)	(10,040)

Cash and cash equivalents, beginning of period	27,676	26,192
Cash and cash equivalents, end of period	$22,852	$16,152

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (71.76%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2016 and June 30, 2016 and the results of operations and cash flows for the interim periods ended September 30, 2016 and 2015. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

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

(2)	NEW ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is assessing ASU 2016-15 but does not expect a significant impact on its accounting and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

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

(3)	EARNINGS PER SHARE (“EPS”)

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

	Three Months Ended
	September 30, 2016	September 30, 2015
Earnings per share
Net income	$1,273	$1,442
Less: distributed earnings allocated to participating securities	(4)	(6)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(5)	(9)
Net earnings available to common shareholders	$1,264	$1,427

Weighted average common shares outstanding including participating securities	5,820,952	5,882,140
Less: participating securities	(40,905)	(62,502)
Less: average unearned ESOP shares	(122,312)	(151,172)
Weighted average common shares outstanding	5,657,735	5,668,466

Basic earnings per share	$0.22	$0.25

Weighted average common shares outstanding	5,657,735	5,668,466
Add: dilutive effects of assumed exercises of stock options	83,409	70,820
Average shares and dilutive potential common shares	5,741,144	5,739,286

Diluted earnings per share	$0.22	$0.25

During the three months ended September 30, 2016 and 2015, 28,700 and 15,400 shares, respectively, were considered anti-dilutive as the exercise price was below the average market price for the respective periods.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at September 30, 2016 and June 30, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$108	$-	$128
Certificates of deposit	7,972	66	-	8,038
Corporate debt securities	10,383	181	(19)	10,545
Municipal securities	34,048	734	(64)	34,718
SBA loan pools	1,103	8	(4)	1,107
U.S. Government agency mortgage-backed securities	67,116	1,215	(57)	68,274
U.S. Government agency bonds	9,993	82	(11)	10,064
Total available-for-sale	$130,635	$2,394	$(155)	$132,874

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$131	$-	$151
Certificates of deposit	7,470	64	-	7,534
Corporate debt securities	8,932	186	(2)	9,116
Municipal securities	33,508	989	(16)	34,481
SBA loan pools	1,268	8	(3)	1,273
U.S. Government agency mortgage-backed securities	68,103	1,331	(31)	69,403
U.S. Government agency bonds	9,957	169	-	10,126
Total available-for-sale	$129,258	$2,878	$(52)	$132,084

Securities pledged at September 30, 2016 and June 30, 2016 had carrying amounts of $6,075 and $6,114, respectively. These securities were pledged to secure public deposits.

At September 30, 2016 and June 30, 2016, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at September 30, 2016 and June 30, 2016. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
September 30, 2016
Available-for-sale:
Municipal securities	$6,645	$(54)	14	$710	$(10)	2	$7,355	$(64)	16
Corporate debt securities	2,458	(19)	5	-	-	-	2,458	(19)	5
SBA loan pools	451	(4)	1	-	-	-	451	(4)	1
U.S. Government agency mortgage-backed securities	3,870	(24)	4	2,796	(33)	4	6,666	(57)	8
U.S. Government agency bonds	3,000	(11)	2	-	-	-	3,000	(11)	2
	$16,424	$(112)	26	$3,506	$(43)	6	$19,930	$(155)	32

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2016
Available-for-sale:
Municipal securities	$2,574	$(11)	5	$716	$(5)	2	$3,290	$(16)	7
Corporate debt securities	1,018	(2)	2	-	-	-	1,018	(2)	2
SBA loan pools	-	-	-	508	(3)	1	508	(3)	1
U.S. Government agency mortgage-backed securities	1,057	(1)	1	2,982	(30)	-	4,039	(31)	1
	$4,649	$(14)	8	$4,206	$(38)	3	$8,855	$(52)	11

(1)	Actual amounts.

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

None of the unrealized losses at September 30, 2016 were recognized into net income for the three months ended September 30, 2016 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2016 were recognized as having OTTI during the three months ended September 30, 2016.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2016 and June 30, 2016 by contractual maturity. FHLMC common stock is not presented in this table.

	September 30, 2016		June 30, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$3,989	$4,002	$3,740	$3,751
Due from one to five years	16,979	17,153	16,819	17,086
Due from five to ten years	32,623	33,267	30,778	31,622
Due after ten years	8,805	8,943	8,530	8,798
Mortgage-backed securities (1)	68,219	69,381	69,371	70,676
Total	$130,615	$132,746	$129,238	$131,933

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three months ended September 30, 2016 and 2015:

	Years Ended
Available-for-sale:	September 30, 2016	September 30, 2015
Proceeds	$3,153	$1,164
Gross gains	68	9
Gross losses	-	-

The tax provision related to these net realized gains for the three months ended September 30, 2016 and 2015 was $24 and $3, respectively.

(5)	LOANS

The components of loans at September 30, 2016 and June 30, 2016 were as follows:

	September 30, 2016	June 30, 2016
Real estate loans:
One-to-four family	$250,670	$242,067
Multi-family	1,965	1,996
Home equity	5,726	6,433
Nonresidential	19,718	20,310
Agricultural	2,528	2,958
Construction and land	10,890	14,332
Total real estate loans	291,497	288,096
Commercial and industrial	194	176
Consumer and other loans	4,894	4,915
Total loans	296,585	293,187
Deferred net loan fees	(1,105)	(1,124)
Total loans net of deferred loan fees	$295,480	$292,063

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three months ended September 30, 2016 by portfolio segment:

Three Months Ended September 30, 2016	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$733	$52	$-	$-	$785
Multi-family	4	-	-	-	4
Home equity	2	-	-	-	2
Nonresidential	130	17	(15)	-	132
Agricultural	5	-	-	-	5
Construction and land	39	(4)	-	-	35
Total real estate loans	913	65	(15)	-	963
Commercial and industrial	6	-	-	-	6
Consumer and other loans	3	-	-	-	3
Total loans	$922	$65	$(15)	$-	$972

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2016:

	Ending Allowance on Loans:			Loans:
At September 30, 2016	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
	Non-PCI	PCI (1)		Non-PCI	PCI (1)
Real estate loans:
One-to-four family	$47	$66	$672	$1,005	$1,916	$247,749
Multi-family	-	-	4	-	-	1,965
Home equity	-	-	2	-	-	5,726
Nonresidential	-	79	53	453	1,440	17,825
Agricultural	-	-	5	448	-	2,080
Construction and land	-	15	20	-	498	10,392
Total real estate loans	47	160	756	1,906	3,854	285,737
Commercial and industrial	-	-	6	-	-	194
Consumer and other loans	-	-	3	-	-	4,894
Total loans	$47	$160	$765	$1,906	$3,854	$290,825

(1)	“Purchase Credit Impaired” (or “PCI”) loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2016:

	Ending Allowance on Loans:			Loans:
At June 30, 2016	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
	Non-PCI	PCI (1)		Non-PCI	PCI (1)
Real estate loans:
One-to-four family	$55	$46	$632	$1,014	$1,904	$239,149
Multi-family	-	-	4	-	-	1,996
Home equity	-	-	2	-	-	6,433
Nonresidential	-	72	58	-	1,492	18,818
Agricultural	-	-	5	448	-	2,510
Construction and land	-	11	28	-	525	13,807
Total real estate loans	55	129	729	1,462	3,921	282,713
Commercial and industrial	-	-	6	-	-	176
Consumer and other loans	-	-	3	-	-	4,915
Total loans	$55	$129	$738	$1,462	$3,921	$287,804

(1)	PCI loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2016 and June 30, 2016, including the average recorded investment balance and interest earned for the three months ended September 30, 2016 and year ended June 30, 2016:

	September 30, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$691	$487	$-	$740	$15
Multi-family	-	-	-	-	-
Home equity	50	-	-	-	-
Nonresidential	1,489	939	-	1,025	17
Agricultural	997	448	-	448	-
Construction and land	356	183	-	184	9
Total real estate loans	3,583	2,057	-	2,397	41
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$3,583	$2,057	$-	$2,397	$41

With recorded allowance:
Real estate loans:
One-to-four family	$3,087	$2,434	$113	$2,176	$54
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	1,333	954	79	668	10
Agricultural	-	-	-	-	-
Construction and land	657	315	15	331	6
Total real estate loans	5,077	3,703	207	3,175	70
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$5,077	$3,703	$207	$3,175	$70

Totals:
Real estate loans	$8,660	$5,760	$207	$5,572	$111
Consumer and other loans	-	-	-	-	-
Total	$8,660	$5,760	$207	$5,572	$111

The unpaid principal balance and recorded investment includes PCI loans of $5,420 and $3,694, respectively, at September 30, 2016.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	June 30, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$1,787	$992	$-	$2,198	$113
Multi-family	-	-	-	-	-
Home equity	185	-	-	-	-
Nonresidential	2,192	1,111	-	1,209	72
Agricultural	997	448	-	945	-
Construction and land	359	185	-	392	35
Total real estate loans	5,520	2,736	-	4,744	220
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$5,520	$2,736	$-	$4,744	$220

With recorded allowance:
Real estate loans:
One-to-four family	$2,021	$1,918	$101	$1,980	$89
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	404	382	72	851	25
Agricultural	-	-	-	-	-
Construction and land	767	347	11	174	61
Total real estate loans	3,192	2,647	184	3,005	175
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$3,192	$2,647	$184	$3,005	$175

Totals:
Real estate loans	$8,712	$5,383	$184	$7,749	$395
Consumer and other loans	-	-	-	-	-
Total	$8,712	$5,383	$184	$7,749	$395

The unpaid principal balance and recorded investment in PCI loans was $6,546 and $3,792, respectively, at June 30, 2016.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the carrying amount of those loans at September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
Real estate loans:
One-to-four family	$1,850	$1,858
Multi-family	-	-
Home equity	-	-
Nonresidential	1,361	1,420
Agricultural	-	-
Construction and land	483	514
Total real estate loans	3,694	3,792
Commercial and industrial	-	-
Consumer and other loans	-	-
Total loans	$3,694	$3,792

Carrying amounts listed above are net of an allowance for loan losses of $160 and $129 at September 30, 2016 and June 30, 2016, respectively.

The following table presents the changes in the carrying value and the accretable yield on purchased credit impaired loans for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of year	$(1,340)	$3,792	$(694)	$7,429
Payments and other exit events	-	62	118	(1,532)
Accretion	101	(129)	124	(124)
Reclassification from nonaccretable to accretable	(73)	-	(48)	-
Change in the allowance	-	(31)	-	(1)
Balance at end of period	$(1,312)	$3,694	$(500)	$5,772

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Income is not recognized on PCI loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amount of such loans at September 30, 2016 and 2015 is as follows:

	September 30, 2016	September 30, 2015
Balance at beginning of year	$1,139	$2,311
Additions	275	74
Reductions from payments and liquidations	(81)	(579)
Balance at end of period	$1,333	$1,806

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

Total past due loans and nonaccrual loans at September 30, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$7,014	$969	$1,346	$9,329	$241,341	$250,670	$2,654	$-
Multi-family	-	-	-	-	1,965	1,965	-	-
Home equity	15	66	39	120	5,606	5,726	131	-
Nonresidential	248	-	1,345	1,593	18,125	19,718	1,345	-
Agricultural	-	448	-	448	2,080	2,528	531	-
Construction and land	59	29	-	88	10,802	10,890	275	-
Total real estate loans	7,336	1,512	2,730	11,578	279,919	291,497	4,936	-
Commercial and industrial	-	-	-	-	194	194	-	-
Consumer and other loans	-	-	-	-	4,894	4,894	-	-
Total	$7,336	$1,512	$2,730	$11,578	$285,007	$296,585	$4,936	$-

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

PCI past due and nonaccrual loans at September 30, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$148	$245	$20	$413	$1,501	$1,916	$166	$-
Nonresidential	45	-	893	938	503	1,440	892	-
Construction and land	-	14	-	14	485	498	275	-
Total loans	$193	$259	$913	$1,365	$2,489	$3,854	$1,333	$-

PCI loans for which the Company cannot reasonably estimate the amount and timing of future cash flows are classified as nonaccrual.

Total past due and nonaccrual loans by portfolio segment at June 30, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$7,086	$1,001	$863	$8,950	$233,117	$242,067	$2,133	$-
Multi-family	-	-	-	-	1,996	1,996	-	-
Home equity	94	22	84	200	6,233	6,433	126	-
Nonresidential	-	48	942	990	19,320	20,310	942	-
Agricultural	-	-	-	-	2,958	2,958	531	-
Construction and land	93	-	25	118	14,214	14,332	25	-
Total real estate loans	7,273	1,071	1,914	10,258	277,838	288,096	3,757	-
Commercial and industrial	-	-	-	-	176	176	-	-
Consumer and other loans	-	-	-	-	4,915	4,915	-	-
Total	$7,273	$1,071	$1,914	$10,258	$282,929	$293,187	$3,757	$-

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

PCI past due and nonaccrual loans at June 30, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$-	$389	$21	$410	$1,486	$1,896	$172	$-
Nonresidential	-	48	942	990	502	1,492	942	-
Construction and land	-	-	25	25	508	533	25	-
Total loans	$-	$437	$988	$1,425	$2,496	$3,921	$1,139	$-

PCI loans for which the Company cannot reasonably estimate the amount and timing of future cash flows are classified as nonaccrual.

Troubled Debt Restructurings:

At September 30, 2016 and June 30, 2016, total loans that have been modified as troubled debt restructurings were $1,590 and $1,588, respectively, which consisted of two agricultural loans, two home equity lines of credit, and one one-four family first liens at June 30, 2016 and an additional one-to-four family loan at September 30, 2016. All loans were acquired and initially recorded at fair value. An additional allowance of $47 and $55 at September 30, 2016 and June 30, 2016, respectively, has been specifically reserved for these loans. Additionally, there were no commitments to lend any additional amounts under either loan or any payment default on any loan after the modification. The one troubled debt restructuring during the three months ended September 30, 2016 involved renewal of a loan at a higher loan-to-value ratio than is offered on similar loans. No reductions of principal or interest rates were granted. No loans restructured during the past twelve months defaulted.

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

Total loans by risk grade and portfolio segment at September 30, 2016:

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$236,351	$6,300	$2,038	$5,981	$-	$250,670
Multi-family	1,965	-	-	-	-	1,965
Home equity	5,123	262	260	81	-	5,726
Nonresidential	12,747	4,049	1,029	1,893	-	19,718
Agricultural	1,324	393	280	531	-	2,528
Construction and land	9,245	874	236	535	-	10,890
Total real estate loans	266,755	11,878	3,843	9,021	-	291,497
Commercial and industrial	176	18	-	-	-	194
Consumer and other loans	4,888	-	2	4	-	4,894
Total	$271,819	$11,896	$3,845	$9,025	$-	$296,585

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Total loans by risk grade and portfolio segment at June 30, 2016:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$227,887	$6,805	$1,890	$5,485	$-	$242,067
Multi-family	1,996	-	-	-	-	1,996
Home equity	5,941	106	260	126	-	6,433
Nonresidential	13,229	4,095	1,494	1,492	-	20,310
Agricultural	1,353	398	676	531	-	2,958
Construction and land	12,646	878	239	569	-	14,332
Total real estate loans	263,052	12,282	4,559	8,203	-	288,096
Commercial and industrial	157	19	-	-	-	176
Consumer and other loans	4,907	-	3	5	-	4,915
Total	$268,116	$12,301	$4,562	$8,208	$-	$293,187

At September 30, 2016, consumer mortgage loans secured by residential real estate properties totaling $683 were in formal foreclosure proceedings and are included in one-to-four family loans.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and June 30, 2016 are summarized below:

	Fair Value Measurements
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
	September 30, 2016		June 30, 2016
Financial assets:
Securities available-for-sale:
FHLMC common stock	$128	$-	$151	$-
Certificates of deposit	8,038	-	7,534	-
Corporate debt securities	10,545	-	9,116	-
Municipal securities	34,718	-	34,481	-
SBA loan pools	1,107	-	1,273	-
U.S. Government agency mortgage-backed securities	68,274	-	69,403	-
U.S. Government agency bonds	10,064	-	10,126	-
Total securities available-for-sale	132,874	-	132,084	-
Loan servicing rights	-	1,023	-	1,046
Total financial assets	$132,874	$1,023	$132,084	$1,046

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at September 30, 2016 and June 30, 2016:

	Fair Value Measurements
	(Level 3)	(Level 3)
	September 30, 2016	June 30, 2016
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$2,321	$1,817
Nonresidential	875	310
Construction and land	300	336
Total financial assets	3,496	2,463
Non-financial assets:
Real estate owned, net:
One-to-four family	640	899
Nonresidential	14	267
Construction and land	-	188
Total non-financial assets	654	1,354
Total assets measured at fair value on a non-recurring basis	$4,150	$3,817

The Company's impaired loans at September 30, 2016 and June 30, 2016 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of these loans were $3,496 and $2,463, respectively, which consisted of valuation allowances of $207 and $184, respectively. The impact to the provision for loan losses from the change in the valuation allowance for the three months ended September 30, 2016 and 2015 was an increase of $23 and a decrease of $85, respectively.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at September 30, 2016 and June 30, 2016 were $654 and $1,354 and $141 and $102, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the three months ended September 30, 2016 and 2015, were $103 and $95, respectively.

The tables below present a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended September 30, 2016 and 2015:

	Fair Value Measurements
	(Level 3)
	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of year:	$1,046	$1,396
Purchases	-	-
Change in fair value	(23)	(64)
Balance at end of period:	$1,023	$1,332

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2016 and June 30, 2016.

	Level 3 Quantitative Information
	September 30, 2016	June 30, 2016	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$1,023	$1,046	Discounted cash flows	Discount rate, estimated timing of cash flows	9% to 10%
Impaired real estate loans net, with specific allocations:
One-to-four family	$2,321	$1,817	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Nonresidential	875	310	Discounted cash flows	Discount rate, estimated timing of cash flows	2% to 28%
Construction and land	300	336	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Real estate owned net:
One-to-four family	$640	$899	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Nonresidential	14	267	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Construction and land	-	188	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2016 and June 30, 2016 are summarized below:

	September 30, 2016
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$132,874	$-	$132,874	$-	$132,874
Loans, net	294,508	-	-	298,445	298,445
Loans held for sale (1)	332	-	-	332	332
Loan servicing rights	1,023	-	-	1,023	1,023
Restricted equity securities	1,021	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$398,427	$180,803	$217,720	$-	$398,523

	June 30, 2016
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$132,084	$-	$132,084	$-	$132,084
Loans, net	308,259	-	-	310,116	310,116
Loans held for sale (1)	129	-	-	129	129
Loan servicing rights	1,046	-	-	1,046	1,046
Restricted equity securities	1,021	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$399,634	$175,652	$224,037	$-	$399,689

(1)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 2 classification.

(7)	EMPLOYEE STOCK OWNERSHIP PLAN

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

No contributions to the ESOP were made during the three months ended September 30, 2016. The expense recognized for the three months ended September 30, 2016 and 2015 was $92 and $90, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at September 30, 2016 and June 30, 2016 were as follows:

	September 30, 2016	June 30, 2016
Committed to be released to participants	15,903	10,602
Allocated to participants	112,043	112,043
Unearned	118,426	126,197
Total ESOP shares	246,372	248,842

Fair value of unearned shares	$2,841	$2,470

(8)	STOCK BASED COMPENSATION

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

The following table summarizes stock option activity for the three months ended September 30, 2016:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - July 1, 2016	261,986	$12.46
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - September 30, 2016	261,986	$12.46	3.01	$3,020,699
Fully vested and exercisable at September 30, 2016	169,954	$11.65	3.01	$2,097,232
Expected to vest in future periods	92,032
Fully vested and expected to vest - September 30, 2016	261,986	$12.46	3.01	$3,020,699

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $23.99 per share on September 30, 2016.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 11,875 and 10,829 options that were earned during the three months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense for stock options for the three months ended September 30, 2016 and 2015 was $14 and $12, respectively. Total unrecognized compensation cost related to stock options was $111 at September 30, 2016 and is expected to be recognized over a weighted-average period of 3.0 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2016:

September 30, 2016
Balance - beginning of year	40,905
Granted	-
Forfeited	-
Vested	-
Balance - end of period	40,905
Weighted average grant date fair value	$13.09

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on January 23, 2015 was $20.01 per share or $252. The weighted-average grant date fair value of restricted stock granted on February 5, 2016 was $19.40 per share or $136. Stock-based compensation expense for restricted stock included in noninterest expense for the three months ended September 30, 2016 and 2015 was $62 and $63, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $486 at September 30, 2016 and is expected to be recognized over a weighted-average period of 2.9 years.

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

The principal balances of those loans at September 30, 2016 and June 30, 2016 are as follows:

	September 30, 2016	June 30, 2016
Mortgage loan portfolio serviced for:
FHLMC	$122,216	$125,812

Custodial escrow balances maintained in connection with serviced loans were $1,242 and $1,007 at September 30, 2016 and June 30, 2016.

Activity for loan servicing rights for the three months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended
	September 30, 2016	September 30, 2015
Loan servicing rights:
Beginning of period:	$1,046	$1,396
Additions	-	-
Change in fair value	(23)	(64)
End of period:	$1,023	$1,332

Fair value at September 30, 2016 was determined using a discount rate of 9.00%, prepayment speed assumptions ranging from 9.2% to 18.9% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.61%.  Fair value at September 30, 2015 was determined using a discount rate of 9.50%, prepayment speed assumptions ranging from 7.0% to 19.8% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

(10)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended September 30, 2016 and 2015 is as follows:

	September 30, 2016	September 30, 2015
Cash paid during the period for:
Interest paid	$319	$291
Income taxes paid	$20	$1,520
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$-	$1,053

(11)	SUBSEQUENT EVENTS

On October 27, 2016, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend is payable to stockholders of record as of November 10, 2016, and will be paid on or about November 25, 2016.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

•	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	increased competition among depository and other financial institutions;

•	our ability to attract and maintain deposits, including introducing new deposit products;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

•	risks related to high concentration of loans secured by real estate located in our market areas;

•	changes in the level of government support of housing finance;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	technological changes that may be more difficult or expensive than expected;

•	our reliance on a small executive staff;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

•	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2016, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2016 and June 30, 2016

Our total assets decreased by $1.4 million, or 0.3%, to $484.2 million at September 30, 2016 from $485.6 million at June 30, 2016. Total cash and cash equivalents decreased $4.8 million, or 17.4%, to $22.9 million at September 30, 2016 from $27.7 million at June 30, 2016. Excess cash was used to fund loan growth. Gross loans increased $3.4 million, or 1.2%, to $295.5 million at September 30, 2016 from $292.1 million at June 30, 2016. This increase is a result of increased loan demand experienced during the three months ended September 30, 2016.

Deposits decreased $1.2 million, or 0.3%, to $398.4 million at September 30, 2016 from $399.6 million at June 30, 2016. The decrease in our deposits reflected a decrease of $6.4 million in certificates of deposit and $759 thousand in savings deposits, offset by an increase in money market and NOW and demand deposits of $5.9 million. The increase in money market deposits is reflective of an increase in rate on certain money market accounts during the three months ended September 30, 2016. We believe the decline in our certificates of deposit is reflective of depositors moving their deposits into higher yielding investments in the market.

Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2016.

We had no advances from the Federal Home Loan Bank of Atlanta as of September 30, 2016 or June 30, 2016. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our qualified one-four family loans as of September 30, 2016, or approximately $121.6 million.

Total shareholders’ equity decreased $219 thousand, or 0.3%, to $85.2 million at September 30, 2016 compared to $85.4 million at June 30, 2016. Net income of $1.3 million and stock compensation and ESOP expenses of $76 thousand and $92 thousand, respectively, were offset by dividends paid, increases in other comprehensive loss, and share repurchases of $583 thousand, $376 thousand, and $701 thousand, respectively, for the three months ended September 30, 2016. The Company and the Bank exceeded all minimum regulatory capital requirements for the period.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,654	$2,133
Multi-family	-	-
Home equity	131	126
Nonresidential	1,345	942
Agricultural	531	531
Construction and land	275	25
Total real estate loans	4,936	3,757
Commercial and industrial	-	-
Consumer and other loans	-	-
Total nonaccrual loans(2)	$4,936	$3,757
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total of nonaccrual and 90 days or more past due loans(1)	$4,936	$3,757
Real estate owned, net:
One-to-four family	$640	$899
Nonresidential	14	267
Construction and land	-	188
Other nonperforming assets	-	-
Total nonperforming assets	$5,590	$5,111

Accruing troubled debt restructurings	-	-
Troubled debt restructurings and total nonperforming assets	$5,590	$5,111

Total nonperforming loans to total loans	1.66%	1.28%
Total nonperforming assets to total assets	1.15%	1.05%
Total nonperforming assets to loans and real estate owned	1.88%	1.73%

(1)	There were no loans past due 90 days or more and still accruing at September 30, 2016 and June 30, 2016.
(2)	Nonaccrual troubled debt restructurings included in the totals above were $1,590 and $1,588, at September 30 and June 30, 2016, respectively.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $67 thousand and $37 thousand for the three months ended September 30, 2016 and 2015, respectively. Interest of $10 thousand and $5 thousand, respectively, was recognized on these loans and is included in net income for the three months ended September 30, 2016 and 2015, respectively.

Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $33 thousand for the three months ended September 30, 2016. No interest was recognized on trouble debt restructured loans for the three months ended September 30, 2015.

Nonperforming assets increased $479 thousand from June 30, 2016 to September 30, 2016. Nonaccrual loans increased $1.2 million while real estate owned decreased $700 thousand. There were no loans past due 90 days or more for either period. The increase in nonaccrual loans primarily related to an increase in our TDRs as we continue to work with borrowers to avoid foreclosure. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 1.15% and 1.88%, respectively, at September 30, 2016 compared to 1.05% and 1.73%, respectively at June 30, 2016.

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

	For the Three Months Ended
	September 30, 2016				September 30, 2015
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$291,018		$3,737	5.14%	$306,428		$3,883	5.07%
Investment securities	98,672		443	1.80	95,913		390	1.63
Investment securities, tax-free	30,776		178	2.31	15,958		88	2.21
Interest-bearing deposits	23,594		41	0.70	15,251		16	0.42
Total interest-earning assets	444,060		4,399	3.96	433,550		4,377	4.04
Noninterest-earning assets	40,312				38,554
Total assets	$484,372				$472,104

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$49,207		$12	0.10%	$49,339		$17	0.14%
Money market deposits	73,309		70	0.38	17,641		6	0.14
Regular savings and other deposits	28,499		9	0.13	48,718		11	0.09
Certificates of deposit	225,661		229	0.41	250,734		254	0.41
Total interest-bearing deposits	376,676		320	0.34	366,432		288	0.32
Total interest-bearing liabilities	376,676		320	0.34	366,432		288	0.32
Noninterest bearing deposits	23,931				22,978
Other noninterest-bearing
liabilities	883				709
Total liabilities	401,490				390,119
Equity	82,882				81,985
Total liabilities and equity	$484,372				$472,104

Net interest income			$4,079				$4,089
Interest rate spread				3.62%				3.72%
Net interest margin				3.67%				3.77%
Average interest-earning assets to average interest-bearing liabilities	1.18	x			1.18	x

Comparison of Operating Results for the Three Months Ended September 30, 2016 and September 30, 2015

General. We reported net income of $1.3 million for the three months ended September 30, 2016 compared to $1.4 million for the three months ended September 30, 2015. Interest income increased $22 thousand for the three months ended September 30, 2016 while interest expense increased $32 thousand resulting in a net decrease to net interest income of $10 thousand. Noninterest income decreased $622 thousand for the three months ended September 30, 2016 compared to September 30, 2015 due to a reduction in gains recognized on the disposition of PCI loans. Total noninterest expense decreased $213 thousand as a result of decreased foreclosed asset expenses.

Interest Income. Interest income increased by $22 thousand, or 0.5%, to $4.4 million for the three months ended September 30, 2016. The yield on interest earning-assets decreased eight basis points from 4.04% for the three months ended September 30, 2015 to 3.96% for the three months ended September 30, 2016. The decrease was slightly offset by an increase in total average interest-earning assets of $10.5 million to $444.1 million for the three months ended September 30, 2016 from $433.6 million for the three months ended September 30, 2015.

Interest income on loans was $3.7 million for the three months ended September 30, 2016 compared to $3.9 million for the three months ended September 30, 2015. Although the yield on loans increased seven basis points from 5.07% for the three months ended September 30, 2015 to 5.14% for the three months ended September 30, 2016, the average balance of loans decreased by $15.4 million, or 5.0%, to $291.0 million for the three months ended September 30, 2016 from $306.4 million for the three months ended September 30, 2015. The decrease in the average balance of our loans is reflective of the run off in the months following the acquisition of Stephens Federal Bank in December 2014. As a result of the acquisition, we obtained loans with slightly higher coupon rates from ours, which had the positive effect of increasing our overall loan portfolio yield.

Interest income on investment securities increased by $143 thousand, or 29.9%, to $621 thousand for the three months ended September 30, 2016 from $478 thousand for the three months ended September 30, 2015. The increase reflected an increase in the average balance of securities of $17.6 million, or 15.7%, to $129.4 million for the three months ended September 30, 2016 from $111.9 million for the three months ended September 30, 2015 and an increase of 21 basis points in the yield on securities to 1.92% from 1.71%. The increase in the average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during this period of low loan demand. The increase in the yield on our investment securities is reflective of our efforts to shift our portfolio concentration to investments in municipal securities, which give us slightly higher yields and in some cases provide tax-exempt income.

Interest Expense. Interest expense increased by $32 thousand, or 11.1%, to $320 thousand for the three months ended September 30, 2016 from $288 thousand for the three months ended September 30, 2015. The increase reflected an increase of two basis points in the average rate paid on deposits for the three months ended September 30, 2016 to 0.34% from 0.32% for the three months ended September 30, 2015. The increase in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $376.7 million for the three months ended September 30, 2016 compared to $366.4 million for the three months ended September 30, 2015.

The largest increase in interest expense related to expense on money market deposits, which increased $64 thousand, or 106.7%, to $70 thousand for the three months ended September 30, 2016 from $6 thousand for the three months ended September 30, 2015. Average money market deposit balances increased $55.7 million from $17.6 million for the three months ended September 30, 2015 to $73.3 million for the three months ended September 30, 2016. The increases resulted from a successful money market campaign during the year ended June 30, 2016.

The average rate paid on certificates of deposit remained flat at 0.41% for the periods while average balances decreased from $250.7 million for the three-month period ended September 30, 2015 to $225.7 million for the three-month period ended September 30, 2016. Lower volume resulted in a decrease in interest expense of $25 thousand for certificates of deposit.

The average balance of NOW and demand deposits decreased slightly by $132 thousand while the average rate decreased four basis points and the average balance of savings deposits decreased $20.2 million while average rates increased four basis points.

Net Interest Income. Net interest income before the provision for loan losses decreased by $10 thousand, or 0.2%, to $4.1 million for the three months ended September 30, 2016. Our interest rate spread and net interest margin for the three months ended September 30, 2016 decreased to 3.62% and 3.67%, respectively, from 3.72% and 3.77%, respectively, for the three months ended September 30, 2015. While yields on each type of interest-earning asset increased, average loan volume, which has the highest yield, decreased by $15.4 million, significantly contributing to the decrease in net interest margin for the three months ended September 30, 2016.

Provision for Loan Losses. We recorded a provision for loan losses of $65 thousand for the three months ended September 30, 2016 compared with $145 thousand for the three months ended September 30, 2015. Net charge-offs for the three months ended September 30, 2016 were $15 thousand compared to $142 thousand for the three months ended September 30, 2015. The provision for specific valuation allowances on impaired loans was increased from $184 thousand at June 30, 2016 to $207 thousand at September 30, 2016. The recorded investment in impaired loans at September 30, 2016 was $5.8 million compared to $5.4 million at June 30, 2016. Total loans evaluated collectively for impairment increased $3.0 million, or 1.0% to $290.8 million at September 30, 2016 compared to $287.8 million at June 30, 2016. Approximately $160 thousand of the specific valuation allowance at September 30, 2016 was related to PCI loans compared to $129 thousand at June 30, 2016. Primarily all of the charge-offs for the three months ended September 30, 2016 and 2015 were related to loans we acquired.

Our total allowance for loan losses was $972 thousand, or 0.33%, of total gross loans, at September 30, 2016 and $922 thousand, or 0.32% of total gross loans at June 30, 2016. The ending allowance for specifically identified impaired loans was $207 thousand at September 30, 2016 compared to $184 thousand at June 30, 2016. The general valuation allowance at September 30, 2016 and June 30, 2016 was $765 thousand and $738 thousand, respectively. The allowance for specifically identified impaired loans at September 30, 2016 and June 30, 2016 includes an allowance of $160 thousand and $129 thousand, respectively for PCI loans. No general valuation allowance has been recorded for the acquired portion of our loan portfolio that was not determined to be PCI.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2016 and 2015. There have been no changes to our allowance for loan loss methodology, and even though our policy with respect to identifying loans for individual impairment analysis does not require a review of every loan, we review all loans adversely classified as substandard or doubtful for impairment, regardless of size.

Noninterest Income. Noninterest income decreased $622 thousand, or 58.9%, to $435 thousand for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015. Gains on the disposition of PCI loans of $719 thousand were recognized for the three months ended September 30, 2015 compared to $43 thousand for the three months ended September 30, 2016 from the successful liquidation of $37 thousand and $882 thousand of PCI loans, respectively, during the periods. Gains on sales of investment securities available for sale increased from $9 thousand for the three months ended September 30, 2015 to $68 thousand for the three months ended September 30, 2016. Gains on sales of securities are largely market driven, as we have no need to sell securities unless a gain will be realized. Income on bank owned life insurance increased $14 thousand, or 12.5%, to $126 thousand for the three months ended September 30, 2016 from $112 thousand for the three months ended September 30, 2015, which is reflective of the purchase of $8.0 million in bank owned life insurance in September 2015.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2016 decreased by $213 thousand, or 7.7%, to $2.6 million from $2.8 million for the same period in 2015. Expenses related to foreclosed assets decreased from $175 thousand for the three months ended September 30, 2015 to $2 thousand for the three months ended September 30, 2016. Total expenses related to foreclosed assets were offset by net gains of $79 thousand recognized on sales of foreclosed assets for the three months ended September 30, 2016. A loss of $69 thousand was recognized on sales of foreclosed assets for the three months ended September 30, 2015. Real estate owned is carried at the lower of its carrying value or fair value, less costs to sell. We typically do not experience large gains or losses on real estate properties sold.

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. For the three months ended September 30, 2016, we recognized an expense for the decrease in the loan servicing asset of $23 thousand compared to $64 thousand for the three months ended September 30, 2015. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Professional and supervisory expenses decreased $44 thousand and data processing expenses decreased $19 thousand for the three months ended September 30, 2016 compared to the same period in 2015. During the three months ended September 30, 2015 we incurred additional expenses related to the integration of Stephens Federal primarily related to financial services and data processing.

Income Tax Expense. Income tax expense for the three months ended September 30, 2016 was $615 thousand compared with $785 thousand for the three months ended September 30, 2015. Our effective income tax rate was 32.6% and 35.2% for the same periods, respectively. The decrease in our effective tax rate is primarily due to a higher volume of tax-free investment securities.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of September 30, 2016), or approximately $121.6 million.

Common Stock Dividends. On August 25, 2016, the Company paid a $0.10 per share cash dividend on its common stock for a total of $583 thousand.

Equity Compensation Plans. During the three months ended September 30, 2016, no shares of restricted stock or stock options were issued to management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the period July 1, 2016 through September 30, 2016.

				Approximate Maximum
	Total		Total Number of	Dollar Value or Number
	Number of	Average Price	Shares Purchased	of Shares That May Yet
	Shares	Paid Per	as Part of Publicly	be Purchased Under
	Purchased	Share	Announced Plan	Publicly Announced Plan
July 1 - July 31, 2016	618	$19.55	618	123,150
August 1 - August 31, 2016	29,600	20.12	29,600	93,550
September 1 - September 30, 2016	4,381	21.09	4,381	89,169	(2)
Total	34,599	$20.23	34,599

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.
(2)	Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at September 30, 2016.

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

Oconee Federal Financial Corp.

Date: November 14, 2016

/s/ T. Rhett Evatt
T. Rhett Evatt
Chairman and Chief Executive Officer

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Curtis T. Evatt, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of T. Rhett Evatt, Chairman and Chief Executive Officer, and Curtis T. Evatt, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets
(ii)	Consolidated Statements of Income and Comprehensive Income
(iii)	Consolidated Statements of Changes In Shareholders’ Equity
(iv)	Consolidated Statements of Cash Flows, and
(v)	Notes to The Consolidated Financial Statements

