Form 10-Q
period 2016-12-31
Oconee Federal Financial Corp.
filed 2017-02-10
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2016

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

There were 5,790,965 shares of Common Stock, par value $0.01 per share, outstanding as of February 9, 2017.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

PART I

ITEM 1.          FINANCIAL STATEMENTS

	December 31, 2016	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$5,504	$4,874
Interest-earning deposits	20,174	22,802
Total cash and cash equivalents	25,678	27,676
Securities available-for-sale	120,654	132,084
Loans	301,537	292,063
Allowance for loan losses	(996)	(922)
Net loans	300,541	291,141
Loans held for sale, at fair value	-	129
Premises and equipment, net	6,665	6,811
Real estate owned, net	752	1,354
Accrued interest receivable
Loans	937	1,016
Investments	557	492
Restricted equity securities, at cost	1,021	1,021
Bank owned life insurance	17,811	17,558
Goodwill	2,593	2,593
Core deposit intangible	664	744
Loan servicing rights	1,219	1,046
Deferred tax assets	2,585	1,128
Other assets	401	847
Total assets	$482,078	$485,640

LIABILITIES
Deposits
Noninterest bearing	$26,058	$23,356
Interest bearing	370,355	376,278
Total deposits	396,413	399,634
Accrued interest payable and other liabilities	1,758	605
Total liabilities	398,171	400,239

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,463,039 shares issued and outstanding, respectively	65	65
Treasury stock, at par, 672,074 and 634,131 shares, respectively	(7)	(6)
Additional paid-in capital	12,423	12,882
Retained earnings	73,393	71,909
Accumulated other comprehensive (loss) income	(860)	1,808
Unearned ESOP shares	(1,107)	(1,257)
Total shareholders' equity	83,907	85,401
Total liabilities and shareholders' equity	$482,078	$485,640

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Interest and dividend income:
Loans, including fees	$3,639	$3,850	$7,376	$7,734
Securities, taxable	388	430	831	820
Securities, tax-exempt	180	119	358	208
Interest-earning deposits and other	36	26	77	42
Total interest income	4,243	4,425	8,642	8,804
Interest expense:
Deposits	323	295	643	584
Total interest expense	323	295	643	584
Net interest income	3,920	4,130	7,999	8,220
Provision for loan losses	24	277	89	422
Net interest income after provision for loan losses	3,896	3,853	7,910	7,798
Noninterest income:
Service charges on deposit accounts	107	121	211	240
Income on bank owned life insurance	127	132	253	240
Mortgage banking income	82	95	175	191
Gain on sales of securities	57	-	125	9
Gain on disposition of purchase credit impaired loans	120	90	196	809
Other	2	14	3	19
Total noninterest income	495	452	963	1,508
Noninterest expense:
Salaries and employee benefits	1,629	1,857	3,141	3,346
Occupancy and equipment	370	354	738	714
Data processing	140	110	270	258
Professional and supervisory fees	249	167	456	417
Office expense	44	58	96	99
Advertising	46	63	77	100
FDIC deposit insurance	35	53	91	108
Foreclosed assets, net	2	47	37	222
Change in loan servicing asset	(196)	22	(173)	86
Other	136	173	316	328
Total noninterest expense	2,455	2,904	5,049	5,678
Income before income taxes	1,936	1,401	3,824	3,628
Income tax expense	618	452	1,233	1,237
Net income	$1,318	$949	$2,591	$2,391

Other comprehensive income
Unrealized (losses) gains on securities available-for-sale	$(3,524)	$(579)	$(4,043)	$204
Tax effect	1,268	209	1,455	(74)
Reclassification adjustment for gains realized in net income	(57)	-	(125)	(9)
Tax effect	21	-	45	3
Total other comprehensive (loss) income	(2,292)	(370)	(2,668)	124
Comprehensive (loss) income	$(974)	$579	$(77)	$2,515

Basic net income per share: (Note 3)	$0.23	$0.17	$0.46	$0.42
Diluted net income per share: (Note 3)	$0.23	$0.16	$0.45	$0.41
Dividends declared per share:	$0.10	$0.10	$0.20	$0.20

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at July 1, 2015	$65	$(6)	$13,354	$68,950	$(26)	$(1,547)	$80,790
Net income	-	-	-	2,391	-	-	2,391
Other comprehensive income	-	-	-	-	124	-	124
Purchase of 1,800 shares of treasury stock (1)	-	-	(32)	-	-	-	(32)
Stock-based compensation expense	-	-	151	-	-	-	151
Dividends (2)	-	-	35	(1,128)	-	-	(1,093)
ESOP shares earned	-	-	156	-	-	184	340
Balance at December 31, 2015	$65	$(6)	$13,664	$70,213	$98	$(1,363)	$82,671

Balance at July 1, 2016	$65	$(6)	$12,882	$71,909	$1,808	$(1,257)	$85,401
Net income	-	-	-	2,591	-	-	2,591
Other comprehensive loss	-	-	-	-	(2,668)	-	(2,668)
Purchase of 37,943 shares of treasury stock (3)	-	(1)	(777)	-	-	-	(778)
Stock-based compensation expense	-	-	151	-	-	-	151
Dividends (4)	-	-	44	(1,107)	-	-	(1,063)
ESOP shares earned	-	-	123	-	-	150	273
Balance at December 31, 2016	$65	$(7)	$12,423	$73,393	$(860)	$(1,107)	$83,907

(1)	The weighted average cost of treasury shares purchased during the six months ended was $18.34 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	Approximately $99 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,891 additional shares. The portion of the dividend paid on allocated shares of approximately $35 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 7,891 shares was accounted for as additional compensation expense of approximately $64 for the six months ended December 31, 2015.
(3)	The weighted average cost of treasury shares purchased during the six months ended was $20.48 per share. Treasury stock repurchases were accounted for using the par value method.
(4)	Approximately $99 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 8,938 additional shares. The portion of the dividend paid on allocated shares of approximately $44 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,938 shares was accounted for as additional compensation expense of approximately $55 for the six months ended December 31, 2016.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities
Net income	$2,591	$2,391
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	89	422
Provision for real estate owned	103	110
Depreciation and amortization, net	745	557
Net amortization (accretion) of purchase accounting adjustments	119	(78)
Deferred income tax expense	44	848
Net (gain) loss on sale of real estate owned	(86)	59
Change in loan servicing asset	(173)	86
Gain on sales of securities	(125)	(9)
Mortgage loans originated for sale	(1,543)	(2,532)
Mortgage loans sold	1,707	2,690
Gain on sales of mortgage loans	(35)	(40)
Increase in cash surrender value of bank owned life insurance	(253)	(240)
Gain on disposition of purchased credit impaired loans	(196)	(809)
ESOP compensation expense	273	340
Stock based compensation expense	151	151
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	460	(60)
Accrued interest payable and other liabilities	1,153	787
Net cash provided by operating activities	5,024	4,673

Cash Flows From Investing Activities
Purchases of premises and equipment	(71)	(57)
Purchases of securities available-for-sale	(19,779)	(23,465)
Proceeds from maturities, paydowns and calls of securities available-for-sale	11,069	9,142
Proceeds from sales of securities available-for-sale	15,648	1,164
Purchases of bank owned life insurance	-	(8,000)
Proceeds from sale of real estate owned	739	1,448
Dispositions of purchased credit impaired loans	566	2,648
Loan originations and repayments, net	(10,132)	8,535
Net cash used in investing activities	(1,960)	(8,585)

Cash Flows from Financing Activities
Net change in deposits	(3,221)	3,075
Dividends paid	(1,063)	(1,093)
Purchase of treasury stock	(778)	(32)
Net cash (used in) provided by financing activities	(5,062)	1,950

Change in cash and cash equivalents	(1,998)	(1,962)

Cash and cash equivalents, beginning of period	27,676	26,192
Cash and cash equivalents, end of period	$25,678	$24,230

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (71.91%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2016 and June 30, 2016 and the results of operations and cash flows for the interim periods ended December 31, 2016 and 2015. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is assessing ASU 2016-15 but does not expect that it will have a significant impact on its accounting and disclosures.

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

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Earnings per share
Net income	$1,318	$949	$2,591	$2,391
Less: distributed earnings allocated to participating securities	(3)	(6)	(7)	(13)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(6)	(4)	(11)	(12)
Net earnings available to common shareholders	$1,309	$939	$2,573	$2,366

Weighted average common shares outstanding including participating securities	5,793,350	5,881,847	5,802,651	5,881,993
Less: participating securities	(40,905)	(62,502)	(40,905)	(62,502)
Less: average unearned ESOP shares	(111,218)	(141,676)	(115,104)	(144,160)
Weighted average common shares outstanding	5,641,227	5,677,669	5,646,642	5,675,331

Basic earnings per share	$0.23	$0.17	$0.46	$0.42

Weighted average common shares outstanding	5,641,227	5,677,669	5,646,642	5,675,331
Add: dilutive effects of assumed exercises of stock options	96,097	71,507	89,680	71,221
Average shares and dilutive potential common shares	5,737,324	5,749,176	5,736,322	5,746,552

Diluted earnings per share	$0.23	$0.16	$0.45	$0.41

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

During the three months ended December 31, 2016, no shares were considered anti-dilutive. During the six months ended December 31, 2016, 28,700 shares were considered anti-dilutive as the exercise price was below the average market price for the respective periods. During the three and six months ended December 31, 2015, 15,400 shares were considered anti-dilutive as the exercise price was below the average market price for the respective periods.

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2016 and June 30, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$284	$-	$304
Certificates of deposit	7,723	30	(16)	7,737
Corporate debt securities	-	-	-	-
Municipal securities	36,016	18	(830)	35,204
SBA loan pools	627	4	-	631
U.S. Government agency mortgage-backed securities	65,559	192	(822)	64,929
U.S. Government agency bonds	12,052	18	(221)	11,849
Total available-for-sale	$121,997	$546	$(1,889)	$120,654

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$131	$-	$151
Certificates of deposit	7,470	64	-	7,534
Corporate debt securities	8,932	186	(2)	9,116
Municipal securities	33,508	989	(16)	34,481
SBA loan pools	1,268	8	(3)	1,273
U.S. Government agency mortgage-backed securities	68,103	1,331	(31)	69,403
U.S. Government agency bonds	9,957	169	-	10,126
Total available-for-sale	$129,258	$2,878	$(52)	$132,084

Securities pledged at December 31, 2016 and June 30, 2016 had fair values of $5,990 and $6,114, respectively. These securities were pledged to secure public deposits.

At December 31, 2016 and June 30, 2016, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at December 31, 2016 and June 30, 2016. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
December 31, 2016
Available-for-sale:
Certificates of deposit	$1,731	$(16)	7	$-	$-	-	$1,731	$(16)	7
Municipal securities	31,019	(808)	76	697	(22)	2	31,716	(830)	78
U.S. Government agency mortgage-backed securities	46,597	(743)	47	2,542	(79)	4	49,139	(822)	51
U.S. Government agency bonds	9,830	(221)	9	-	-	-	9,830	(221)	9
	$89,177	$(1,788)	139	$3,239	$(101)	6	$92,416	$(1,889)	145

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2016
Available-for-sale:
Municipal securities	$2,574	$(11)	5	$716	$(5)	2	$3,290	$(16)	7
Corporate debt securities	1,018	(2)	2	-	-	-	1,018	(2)	2
SBA loan pools	-	-	-	508	(3)	1	508	(3)	1
U.S. Government agency mortgage-backed securities	1,057	(1)	1	2,982	(30)	4	4,039	(31)	5
	$4,649	$(14)	8	$4,206	$(38)	7	$8,855	$(52)	15

(1)	Actual amounts.

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

None of the unrealized losses at December 31, 2016 were recognized into net income for the three or six months ended December 31, 2016 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2016 were recognized as having OTTI during the year ended June 30, 2016.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at December 31, 2016 and June 30, 2016 by contractual maturity. FHLMC common stock is not presented in this table.

	December 31, 2016		June 30, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$3,237	$3,244	$3,740	$3,751
Due from one to five years	13,147	13,102	16,819	17,086
Due from five to ten years	30,648	29,970	30,778	31,622
Due after ten years	8,759	8,474	8,530	8,798
Mortgage-backed securities (1)	66,186	65,560	69,371	70,676
Total	$121,977	$120,350	$129,238	$131,933

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
Available-for-sale:	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Proceeds	$12,495	$-	$15,648	$1,164
Gross gains	57	-	125	9
Gross losses	-	-	-	-

The tax provision related to these net realized gains for the three and six months ended December 31, 2016 was $21 and $45, respectively, and for the three and six months ended December 31, 2015 was $0 and $3, respectively.

(5)	LOANS

The components of loans at December 31, 2016 and June 30, 2016 were as follows:

	December 31, 2016	June 30, 2016
Real estate loans:
One-to-four family	$254,216	$242,067
Multi-family	1,933	1,996
Home equity	5,722	6,433
Nonresidential	19,343	20,310
Agricultural	1,535	2,958
Construction and land	14,355	14,332
Total real estate loans	297,104	288,096
Commercial and industrial	167	176
Consumer and other loans	5,335	4,915
Total loans	302,606	293,187
Deferred net loan fees	(1,069)	(1,124)
Total loans net of deferred loan fees	$301,537	$292,063

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2016 by portfolio segment:

Three Months Ended December 31, 2016	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$785	$10	$-	$-	$795
Multi-family	4	-	-	-	4
Home equity	2	-	-	-	2
Nonresidential	132	(8)	-	-	124
Agricultural	5	(3)	-	-	2
Construction and land	35	4	-	-	39
Total real estate loans	963	3	-	-	966
Commercial and industrial	6	(1)	-	-	5
Consumer and other loans	3	22	-	-	25
Total loans	$972	$24	$-	$-	$996

Six Months Ended December 31, 2016	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$733	$62	$-	$-	$795
Multi-family	4	-	-	-	4
Home equity	2	-	-	-	2
Nonresidential	130	9	(15)	-	124
Agricultural	5	(3)	-	-	2
Construction and land	39	-	-	-	39
Total real estate loans	913	68	(15)	-	966
Commercial and industrial	6	(1)	-	-	5
Consumer and other loans	3	22	-	-	25
Total loans	$922	$89	$(15)	$-	$996

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2016:

	Ending Allowance on Loans:			Loans:
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
At December 31, 2016	Non-PCI	PCI (1)		Non-PCI	PCI (1)
Real estate loans:
One-to-four family	$34	$74	$687	$993	$1,933	$250,337
Multi-family	-	-	4	-	-	1,932
Home equity	-	-	2	-	-	5,722
Nonresidential	-	68	56	453	903	17,974
Agricultural	-	-	2	448	-	1,086
Construction and land	-	9	30	-	509	13,759
Total real estate loans	34	151	781	1,894	3,345	290,810
Commercial and industrial	-	-	5	-	-	167
Consumer and other loans	-	-	25	-	-	5,321
Total loans	$34	$151	$811	$1,894	$3,345	$296,298

(1)	“Purchase Credit Impaired” (or “PCI”) loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2015 by portfolio segment:

Three Months Ended December 31, 2015	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$881	$148	$(68)	$-	$961
Multi-family	4	-	-	-	4
Home equity	20	53	(72)	-	1
Nonresidential	68	(1)	-	-	67
Agricultural	4	-	-	-	4
Construction and land	19	67	-	-	86
Total real estate loans	996	267	(140)	-	1,123
Commercial and industrial	8	-	-	-	8
Consumer and other loans	7	10	-	-	17
Total loans	$1,011	$277	$(140)	$-	$1,148

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Six Months Ended December 31, 2015	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$910	$259	$(208)	$-	$961
Multi-family	4	-	-	-	4
Home equity	1	72	(72)	-	1
Nonresidential	55	12	-	-	67
Agricultural	4	-	-	-	4
Construction and land	25	61	-	-	86
Total real estate loans	999	404	(280)	-	1,123
Commercial and industrial	-	8	-	-	8
Consumer and other loans	9	10	(2)	-	17
Total loans	$1,008	$422	$(282)	$-	$1,148

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2016:

	Ending Allowance on Loans:			Loans:
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
At June 30, 2016	Non-PCI	PCI (1)		Non-PCI	PCI (1)
Real estate loans:
One-to-four family	$55	$46	$632	$1,014	$1,904	$238,161
Multi-family	-	-	4	-	-	1,994
Home equity	-	-	2	-	-	6,575
Nonresidential	-	72	58	-	1,492	18,807
Agricultural	-	-	5	448	-	2,509
Construction and land	-	11	28	-	525	13,558
Total real estate loans	55	129	729	1,462	3,921	281,604
Commercial and industrial	-	-	6	-	-	176
Consumer and other loans	-	-	3	-	-	4,900
Total loans	$55	$129	$738	$1,462	$3,921	$286,680

(1)	PCI loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2016 and June 30, 2016, including the average recorded investment balance and interest earned for the six months ended December 31, 2016 and year ended June 30, 2016:

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$688	$489	$-	$741	$24
Multi-family	-	-	-	-	-
Home equity	50	-	-	-	-
Nonresidential	1,479	907	-	1,009	26
Agricultural	997	448	-	448	18
Construction and land	818	478	-	332	19
Total real estate loans	4,032	2,322	-	2,530	87
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$4,032	$2,322	$-	$2,530	$87

With recorded allowance:
Real estate loans:
One-to-four family	$3,058	$2,437	$108	$2,178	$111
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	558	449	68	416	20
Agricultural	-	-	-	-	-
Construction and land	185	31	9	189	11
Total real estate loans	3,801	2,917	185	2,783	142
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$3,801	$2,917	$185	$2,783	$142

Totals:
Real estate loans	$7,833	$5,239	$185	$5,313	$229
Consumer and other loans	-	-	-	-	-
Total	$7,833	$5,239	$185	$5,313	$229

The unpaid principal balance and recorded investment includes PCI loans of $5,365 and $3,345, respectively, at December 31, 2016.

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

The unpaid principal balance and recorded investment in PCI loans was $6,546 and $3,921, respectively, at June 30, 2016.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the carrying amount of those loans at December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
Real estate loans:
One-to-four family	$1,859	$1,858
Multi-family	-	-
Home equity	-	-
Nonresidential	835	1,420
Agricultural	-	-
Construction and land	500	514
Total real estate loans	3,194	3,792
Commercial and industrial	-	-
Consumer and other loans	-	-
Total loans	$3,194	$3,792

Carrying amounts listed above are net of an allowance for loan losses of $151 and $129 at December 31, 2016 and June 30, 2016, respectively.

The following table presents the changes in the carrying value and the accretable yield on purchased credit impaired loans for the three and six months ended December 31, 2016 and 2015.

	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of period	$(1,312)	$3,694	$(500)	$6,250
Payments and other exit events	(40)	(414)	(94)	(1,069)
Accretion	95	(95)	98	(98)
Reclassification from nonaccretable to accretable	-	-	(22)	-
Change in the allowance	-	9	-	(31)
Balance at end of period	$(1,257)	$3,194	$(518)	$5,052

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended December 31, 2016		Six Months Ended December 31, 2015
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of year	$(1,340)	$3,792	$(694)	$7,429
Payments and other exit events	(75)	(418)	(104)	(2,043)
Accretion	158	(158)	302	(302)
Reclassification from nonaccretable to accretable	-	-	(22)	-
Change in the allowance	-	(22)	-	(32)
Balance at end of period	$(1,257)	$3,194	$(518)	$5,052

Income is not recognized on PCI loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amount of such loans at December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
Balance at beginning of year	$1,139	$2,798
Additions	275	132
Reductions from payments and liquidations	(607)	(963)
Balance at end of period	$807	$1,967

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

Total past due loans and nonaccrual loans at December 31, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$6,782	$1,591	$1,160	$9,533	$243,730	$253,263	$2,420	$-
Multi-family	-	-	-	-	1,932	1,932	-	-
Home equity	100	96	83	279	5,443	5,722	133	-
Nonresidential	-	50	813	863	18,467	19,330	813	-
Agricultural	448	-	-	448	1,086	1,534	529	-
Construction and land	-	14	-	14	14,254	14,268	282	-
Total real estate loans	7,330	1,751	2,056	11,137	284,912	296,049	4,177	-
Commercial and industrial	-	-	-	-	167	167	-	-
Consumer and other loans	1	-	-	1	5,320	5,321	-	-
Total	$7,331	$1,751	$2,056	$11,138	$290,399	$301,537	$4,177	$-

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

PCI past due and nonaccrual loans at December 31, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$147	$398	$19	$564	$1,369	$1,933	$165	$-
Nonresidential	-	50	360	410	493	903	360	-
Construction and land	-	-	-	-	509	509	282	-
Total loans	$147	$448	$379	$974	$2,371	$3,345	$807	$-

PCI loans for which the Company cannot reasonably estimate the amount and timing of future cash flows are classified as nonaccrual.

Total past due and nonaccrual loans by portfolio segment at June 30, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$7,086	$1,001	$863	$8,950	$232,129	$241,079	$2,133	$-
Multi-family	-	-	-	-	1,994	1,994	-	-
Home equity	94	22	84	200	6,375	6,575	126	-
Nonresidential	-	48	942	990	19,309	20,299	942	-
Agricultural	-	-	-	-	2,957	2,957	531	-
Construction and land	93	-	25	118	13,965	14,083	25	-
Total real estate loans	7,273	1,071	1,914	10,258	276,729	286,987	3,757	-
Commercial and industrial	-	-	-	-	176	176	-	-
Consumer and other loans	-	-	-	-	4,900	4,900	-	-
Total	$7,273	$1,071	$1,914	$10,258	$281,805	$292,063	$3,757	$-

PCI past due and nonaccrual loans at June 30, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$-	$389	$21	$410	$1,494	$1,904	$172	$-
Nonresidential	-	48	942	990	502	1,492	942	-
Construction and land	-	-	25	25	500	525	25	-
Total loans	$-	$437	$988	$1,425	$2,496	$3,921	$1,139	$-

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

PCI loans for which the Company cannot reasonably estimate the amount and timing of future cash flows are classified as nonaccrual.

Troubled Debt Restructurings:

At December 31, 2016 and June 30, 2016, total loans that have been modified as troubled debt restructurings were $1,585 and $1,588, respectively, which consisted of two agricultural loans, two home equity lines of credit, and one one-to-four family first liens at June 30, 2016 and an additional one-to-four family loan at December 31, 2016. All loans were acquired and initially recorded at fair value. An additional allowance of $34 and $55 at December 31, 2016 and June 30, 2016, respectively, has been specifically reserved for these loans. Additionally, there were no commitments to lend any additional amounts under either loan or any payment default on any loan after the modification. The one troubled debt restructuring during the six months ended December 31, 2016 involved renewal of a loan at a higher loan-to-value ratio than is offered on similar loans. No reductions of principal or interest rates were granted. No loans restructured during the twelve months ended December 31, 2016 defaulted.

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

Total loans by risk grade and portfolio segment at December 31, 2016:

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$238,160	$6,701	$2,230	$6,172	$-	$253,263
Multi-family	1,932	-	-	-	-	1,932
Home equity	5,081	299	259	83	-	5,722
Nonresidential	12,956	3,636	1,382	1,356	-	19,330
Agricultural	340	387	278	529	-	1,534
Construction and land	12,626	863	234	545	-	14,268
Total real estate loans	271,095	11,886	4,383	8,685	-	296,049
Commercial and industrial	167	-	-	-	-	167
Consumer and other loans	5,317	-	1	3	-	5,321
Total	$276,579	$11,886	$4,384	$8,688	$-	$301,537

Total loans by risk grade and portfolio segment at June 30, 2016:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$226,899	$6,805	$1,890	$5,485	$-	$241,079
Multi-family	1,994	-	-	-	-	1,994
Home equity	6,083	106	260	126	-	6,575
Nonresidential	13,218	4,095	1,494	1,492	-	20,299
Agricultural	1,352	398	676	531	-	2,957
Construction and land	12,397	878	239	569	-	14,083
Total real estate loans	261,943	12,282	4,559	8,203	-	286,987
Commercial and industrial	157	19	-	-	-	176
Consumer and other loans	4,892	-	3	5	-	4,900
Total	$266,992	$12,301	$4,562	$8,208	$-	$292,063

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

At December 31, 2016, consumer mortgage loans secured by residential real estate properties totaling $488 were in formal foreclosure proceedings and are included in one-to-four family loans.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and June 30, 2016 are summarized below:

	Fair Value Measurements
	December 31, 2016		June 30, 2016
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$304	$-	$151	$-
Certificates of deposit	7,737	-	7,534	-
Corporate debt securities	-	-	9,116	-
Municipal securities	35,204	-	34,481	-
SBA loan pools	631	-	1,273	-
U.S. Government agency mortgage-backed securities	64,929	-	69,403	-
U.S. Government agency bonds	11,849	-	10,126	-
Total securities available-for-sale	120,654	-	132,084	-
Loan servicing rights	-	1,219	-	1,046
Total financial assets	$120,654	$1,219	$132,084	$1,046

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at December 31, 2016 and June 30, 2016:

	Fair Value Measurements
	December 31, 2016	June 30, 2016
	(Level 3)	(Level 3)
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$2,329	$1,817
Nonresidential	381	310
Construction and land	22	336
Total financial assets	2,732	2,463
Non-financial assets:
Real estate owned, net:
One-to-four family	752	899
Nonresidential	-	267
Construction and land	-	188
Total non-financial assets	752	1,354
Total assets measured at fair value on a non-recurring basis	$3,484	$3,817

The Company's impaired loans at December 31, 2016 and June 30, 2016 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of these loans were $2,732 and $2,463, respectively, which consisted of valuation allowances of $185 and $184, respectively. The impact to the provision for loan losses from the change in the valuation allowance for the three and six months ended December 31, 2016 was a decrease of $22 and an increase of $1, respectively, and for the three and six months ended December 31, 2015 was an increase of $262 and $292, respectively.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at December 31, 2016 and June 30, 2016 were $752 and $1,354 and $102 and $102, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the three and six months ended December 31, 2016, were $0 and $103, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the three and six months ended December 31, 2015, were $15 and $110, respectively.

The tables below present a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended December 31, 2016 and 2015:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of year:	$1,023	$1,332	$1,046	$1,396
Purchases	-	-	-	-
Change in fair value	196	(22)	173	(86)
Balance at end of period:	$1,219	$1,310	$1,219	$1,310

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2016 and June 30, 2016.

	Level 3 Quantitative Information
	December 31, 2016	June 30, 2016	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$1,219	$1,046	Discounted cash flows	Discount rate, estimated timing of cash flows	9% to 10%
Impaired real estate loans net, with specific allocations:
One-to-four family	$2,329	$1,817	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Nonresidential	381	310	Discounted cash flows	Discount rate, estimated timing of cash flows	2% to 28%
Construction and land	22	336	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Real estate owned net:
One-to-four family	$752	$899	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Nonresidential	-	267	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Construction and land	-	188	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2016 and June 30, 2016 are summarized below:

	December 31, 2016
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$120,654	$-	$120,654	$-	$120,654
Loans, net	300,541	-	-	305,807	305,807
Loan servicing rights	1,219	-	-	1,219	1,219
Restricted equity securities	1,021	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$396,413	$178,789	$210,488	$-	$389,277

	June 30, 2016
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$132,084	$-	$132,084	$-	$132,084
Loans, net	291,141	-	-	296,203	296,203
Loans held for sale (1)	129	-	-	129	129
Loan servicing rights	1,046	-	-	1,046	1,046
Restricted equity securities	1,021	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$399,634	$175,652	$224,037	$-	$399,689

(1)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

(7)	EMPLOYEE STOCK OWNERSHIP PLAN

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. In December 2016, $50 of discretionary contributions were made to the ESOP for debt retirement, which resulted in the release of additional shares and recognition of additional compensation expense of $88 for both the three and six months ended December 31, 2016. In December 2015, $100 of discretionary contributions were made to the ESOP for debt retirement, which resulted in the release of additional shares and recognition of additional compensation expense of $160 for both the three and six months ended December 31, 2015. Total ESOP compensation expense for the three and six months ended December 31, 2016 was $181 and $273, respectively, and for the three and six months ended December 31, 2015 was $250 and $340, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at December 31, 2016 and June 30, 2016 were as follows:

	December 31, 2016	June 30, 2016
Committed to be released to participants	25,793	10,602
Allocated to participants	112,043	112,043
Unearned	104,010	126,197
Total ESOP shares	241,846	248,842

Fair value of unearned shares	$2,444	$2,470

(8)	STOCK BASED COMPENSATION

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

The following table summarizes stock option activity for the six months ended December 31, 2016:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - July 1, 2016	261,986	$12.46
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2016	261,986	$12.46	2.40	$2,892,325
Fully vested and exercisable at December 31, 2016	169,954	$11.65	2.40	$2,013,955
Expected to vest in future periods	92,032
Fully vested and expected to vest - December 31, 2016	261,986	$12.46	2.40	$2,892,325

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $23.50 per share on December 31, 2016.

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

The weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years are listed below:

Fiscal Years Granted
2016
Risk-free interest rate	1.67%
Expected dividend yield	2.06%
Expected stock volatility	16.1
Expected life (years)	8
Fair value	$2.75

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 23,750 and 21,835 options that were earned during the six months ended December 31, 2016 and 2015, respectively. Stock-based compensation expense for stock options for the three and six months ended December 31, 2016 was $14 and $28, respectively, and for the three and six months ended December 31, 2015 was $12 and $24, respectively. Total unrecognized compensation cost related to stock options was $97 at December 31, 2016 and is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2016:

December 31, 2016
Balance - beginning of year	40,905
Granted	-
Forfeited	-
Vested	-
Balance - end of period	40,905
Weighted average grant date fair value	$13.09

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on January 23, 2015 was $20.01 per share or $252. The weighted-average grant date fair value of restricted stock granted on February 5, 2016 was $19.40 per share or $136. Stock-based compensation expense for restricted stock included in noninterest expense for the three and six months ended December 31, 2016 was $62 and $123, respectively, and for the three and six months ended December 31, 2015 was $64 and $127, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $424 at December 31, 2016 and is expected to be recognized over a weighted-average period of 2.9 years.

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

The principal balances of those loans at December 31, 2016 and June 30, 2016 are as follows:

	December 31, 2016	June 30, 2016
Mortgage loan portfolio serviced for:
FHLMC	$117,682	$125,812

Custodial escrow balances maintained in connection with serviced loans were $811 and $1,007 at December 31, 2016 and June 30, 2016.

Activity for loan servicing rights for the three and six months ended December 31, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Loan servicing rights:
Beginning of period:	$1,023	$1,332	$1,046	$1,396
Additions	-	-	-	-
Change in fair value	196	(22)	173	(86)
End of period:	$1,219	$1,310	$1,219	$1,310

Fair value at December 31, 2016 was determined using a discount rate of 9.63%, prepayment speed assumptions ranging from 5.1% to 12.7% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.61%.  Fair value at December 31, 2015 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 5.2% to 17.5% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

(10)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
Cash paid during the period for:
Interest paid	$641	$591
Income taxes paid	$510	$117
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$154	$1,443

(11)	SUBSEQUENT EVENTS

On January 26, 2017, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend is payable to stockholders of record as of February 9, 2017, and will be paid on or about February 23, 2017.

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

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

Our total assets decreased by $3.6 million, or 0.7%, to $482.1 million at December 31, 2016 from $485.6 million at June 30, 2016. Total cash and cash equivalents decreased $2.0 million, or 7.2%, to $25.7 million at December 31, 2016 from $27.7 million at June 30, 2016. Our available-for-sale securities portfolio also decreased from $132.1 million at June 30, 2016 to $120.7 million at December 31, 2016. Proceeds from sales and calls of securities and excess cash was used to fund loan growth. Gross loans increased $9.5 million, or 3.2%, to $301.5 million at December 31, 2016 from $292.1 million at June 30, 2016. This increase is a result of increased loan demand experienced during the six months ended December 31, 2016.

Deposits decreased $3.2 million, or 0.8%, to $396.4 million at December 31, 2016 from $399.6 million at June 30, 2016. The decrease in our deposits reflected a decrease of $8.9 million in certificates of deposit and $387 thousand in savings deposits, offset by an increase in money market deposits of $3.2 million and NOW and demand deposits of $2.9 million. The increase in money market deposits reflects an increase in rate on certain money market accounts during the six months ended December 31, 2016 and increased efforts to offer and market our deposit products. We believe the decline in our certificates of deposit reflects depositors moving their deposits into higher yielding investments in the market.

Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2016.

We had no advances from the Federal Home Loan Bank of Atlanta as of December 31, 2016 or June 30, 2016. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of December 31, 2016, or approximately $120.6 million.

Total shareholders’ equity decreased $1.5 million, or 1.8%, to $83.9 million at December 31, 2016 compared to $85.4 million at June 30, 2016. Our net income of $2.6 million was fully offset by our other comprehensive loss of $2.7 for the six months ended December 31, 2016. The increase in other comprehensive loss was a result of the rising interest rate environment relative to the interest rate environment in which the investment securities were purchased. Management did not believe the unrealized losses represented an other-than-temporary impairment. Dividends of $1.1 million and share repurchases of $778 thousand also contributed to the decrease in shareholders’ equity during the period. The Company and the Bank exceeded all minimum regulatory capital requirements for the period.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2016	June 30, 2016
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,420	$2,133
Multi-family	-	-
Home equity	133	126
Nonresidential	813	942
Agricultural	529	531
Construction and land	282	25
Total real estate loans	4,177	3,757
Commercial and industrial	-	-
Consumer and other loans	-	-
Total nonaccrual loans (1)	$4,177	$3,757
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$-	$-
Total of nonaccrual and 90 days or more past due loans(2)	$4,177	$3,757
Real estate owned, net:
One-to-four family	$752	$899
Nonresidential	-	267
Construction and land	-	188
Other nonperforming assets	-	-
Total nonperforming assets	$4,929	$5,111

Accruing troubled debt restructurings	-	-
Troubled debt restructurings and total nonperforming assets	$4,929	$5,111

Total nonperforming loans to total loans	1.39%	1.29%
Total nonperforming assets to total assets	1.02%	1.05%
Total nonperforming assets to loans and real estate owned	1.63%	1.74%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $1,585 and $1,588, at December 31 and June 30, 2016, respectively.
(2)	There were no loans past due 90 days or more and still accruing at December 31, 2016 and June 30, 2016.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $127 thousand and $97 thousand for the six months ended December 31, 2016 and 2015, respectively. Interest of $45 thousand and $31 thousand, respectively, was recognized on these loans and is included in net income for the six months ended December 31, 2016 and 2015, respectively.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $66 thousand and $37 thousand, respectively, for the six months ended December 31, 2016 and 2015.

Nonperforming assets decreased $182 thousand from June 30, 2016 to December 31, 2016. Nonaccrual loans increased $420 thousand while real estate owned decreased $602 thousand. There were no accruing loans past due 90 days or more at either date. The increase in nonaccrual loans primarily related to seasonal fluctuations and an increase in our TDRs as we continue to work with borrowers to avoid foreclosure. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 1.02% and 1.63%, respectively, at December 31, 2016 compared to 1.05% and 1.74%, respectively at June 30, 2016.

Analysis of Net Interest Margin

The following table sets forth average balance sheets, average annualized yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to income.

	For the Three Months Ended
	December 31, 2016				December 31, 2015
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$298,374		$3,639	4.88%	$300,351		$3,850	5.13%
Investment securities	92,930		388	1.67	98,791		430	1.74
Investment securities, tax-free	33,145		180	2.17	21,600		119	2.20
Interest-earning deposits	16,917		36	0.85	19,555		26	0.53
Total interest-earning assets	441,366		4,243	3.85	440,297		4,425	4.02
Noninterest-earning assets	39,150				41,661
Total assets	$480,516				$481,958

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$48,313		$12	0.10%	$50,029		$10	0.08%
Money market deposits	79,244		72	0.36	62,139		49	0.32
Regular savings and other deposits	28,410		10	0.14	24,298		6	0.10
Certificates of deposit	213,853		229	0.43	239,525		230	0.39
Total interest-bearing deposits	369,820		323	0.35	375,991		295	0.31
Total interest-bearing liabilities	369,820		323	0.35	375,991		295	0.31
Noninterest bearing deposits	24,648				20,641
Other noninterest-bearing liabilities	1,421				2,262
Total liabilities	395,889				398,894
Equity	84,627				83,064
Total liabilities and equity	$480,516				$481,958

Net interest income			$3,920				$4,130
Interest rate spread				3.50%				3.71%
Net interest margin				3.55%				3.75%
Average interest-earning assets to average interest-bearing liabilities	1.19	x			1.17	x

	For the Six Months Ended
	December 31, 2016				December 31, 2015
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$295,733		$7,376	4.99%	$303,389		$7,734	5.10%
Investment securities	95,753		831	1.74	97,359		820	1.68
Investment securities, tax-free	32,929		358	2.17	18,779		208	2.22
Interest-earning deposits	17,975		77	0.86	17,106		42	0.49
Total interest-earning assets	442,390		8,642	3.91	436,633		8,804	4.03
Noninterest-earning assets	39,919				40,710
Total assets	$482,309				$477,343

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$48,051		$30	0.12%	$49,684		$19	0.08%
Money market deposits	78,284		134	0.34	50,610		67	0.26
Regular savings and other deposits	28,296		19	0.13	25,788		9	0.07
Certificates of deposit	217,306		460	0.42	245,130		489	0.40
Total interest-bearing deposits	371,937		643	0.34	371,212		584	0.31
Total interest-bearing liabilities	371,937		643	0.34	371,212		584	0.31
Noninterest bearing deposits	24,436				21,809
Other noninterest-bearing liabilities	972				1,969
Total liabilities	397,345				394,990
Equity	84,964				82,353
Total liabilities and equity	$482,309				$477,343

Net interest income			$7,999				$8,220
Interest rate spread				3.57%				3.72%
Net interest margin				3.62%				3.77%
Average interest-earning assets to average interest-bearing liabilities	1.19	x			1.18	x

Comparison of Operating Results for the Three Months Ended December 31, 2016 and December 31, 2015

General. We reported net income of $1.3 million for the three months ended December 31, 2016 compared to $949 thousand for the three months ended December 31, 2015. Interest income decreased $182 thousand for the three months ended December 31, 2016 while interest expense increased $28 thousand resulting in a net decrease to net interest income of $210 thousand. Noninterest income increased $43 thousand for the three months ended December 31, 2016 compared to December 31, 2015 due primarily to gains recognized on the sales of securities available-for-sale and PCI loans. Total noninterest expense decreased $449 thousand due to lower salaries and employee benefits expenses and the net change in the loan servicing asset.

Interest Income. Interest income decreased by $182 thousand, or 4.1%, to $4.2 million for the three months ended December 31, 2016. The yield on interest earning-assets decreased 17 basis points from 4.02% for the three months ended December 31, 2015 to 3.85% for the three months ended December 31, 2016. The decrease was slightly offset by an increase in total average interest-earning assets of $1.1 million to $441.4 million for the three months ended December 31, 2016 from $440.3 million for the three months ended December 31, 2015.

Interest income on loans was $3.6 million for the three months ended December 31, 2016 compared to $3.9 million for the three months ended December 31, 2015. The yield on loans decreased 25 basis points from 5.13% for the three months ended December 31, 2015 to 4.88% for the three months ended December 31, 2016. The average balance of loans also decreased by $2.0 million, or 0.7%, to $298.4 million for the three months ended December 31, 2016 from $300.4 million for the three months ended December 31, 2015. The decrease in the average balance of our loans is reflective of the run-off in the months following the acquisition of Stephens Federal Bank in December 2014. As a result of the acquisition, we obtained loans with slightly higher coupon rates from ours, which had a positive effect of increasing our overall loan portfolio yield.

Interest income on investment securities increased by $19 thousand, or 3.5%, to $568 thousand for the three months ended December 31, 2016 from $549 thousand for the three months ended December 31, 2015. The increase reflected an increase in the average balance of securities of $5.7 million, or 4.7%, to $126.1 million for the three months ended December 31, 2016 from $120.4 million for the three months ended December 31, 2015 offset by a decrease of two basis points in the yield on securities to 1.80% from 1.82%. The increase in the average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during periods of low loan demand.

The average balance of interest-earning deposits decreased $2.6 million from the three months ended December 31, 2015 to the three months ended December 31, 2015 while the yield increased 32 basis points over the same period.

Interest Expense. Interest expense increased by $28 thousand, or 9.5%, to $323 thousand for the three months ended December 31, 2016 from $295 thousand for the three months ended December 31, 2015. The increase reflected an increase of four basis points in the average rate paid on deposits for the three months ended December 31, 2016 to 0.35% from 0.31% for the three months ended December 31, 2015. The increase in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $369.8 million for the three months ended December 31, 2016 compared to $376.0 million for the three months ended December 31, 2015.

The largest increase in interest expense related to expense on money market deposits, which increased $23 thousand, or 46.9%, to $72 thousand for the three months ended December 31, 2016 from $49 thousand for the three months ended December 31, 2015. Average money market deposit balances increased $17.1 million from $62.1 million for the three months ended December 31, 2015 to $79.2 million for the three months ended December 31, 2016. The increase resulted from a successful money market campaign during the year ended June 30, 2016.

The average rate paid on certificates of deposit increased from 0.39% at December 31, 2015 to 0.43% for the three months ended December 31, 2016 while average balances decreased from $239.5 million for the three-month period ended December 31, 2015 to $213.9 million for the three-month period ended December 31, 2016. Lower volume resulted in a decrease in interest expense of $1 thousand for certificates of deposit.

The average balance of NOW and demand deposits decreased by $1.7 million while the average rate increased two basis points and the average balance of savings deposits increased $4.1 million and average rates increased four basis points.

Net Interest Income. Net interest income before the provision for loan losses decreased by $210 thousand, or 5.1%, to $3.9 million for the three months ended December 31, 2016. Our interest rate spread and net interest margin for the three months ended December 31, 2016 decreased to 3.50% and 3.55%, respectively, from 3.71% and 3.75%, respectively, for the three months ended December 31, 2015. The lower yield and lower average balance of loans primarily contributed to the decrease in net interest margin for the three months ended December 31, 2016.

Provision for Loan Losses. We recorded a provision for loan losses of $24 thousand for the three months ended December 31, 2016 compared with $277 thousand for the three months ended December 31, 2015. There were no net charge-offs for the three months ended December 31, 2016 compared to $140 thousand for the three months ended December 31, 2015. Primarily all of the charge-offs for the three months ended December 31, 2015 were related to loans we acquired. The lower provision is due to lower net charge-offs, a smaller balance of PCI loans and the length of time that the PCI loans have been on the books.

Our total allowance for loan losses was $996 thousand, or 0.33%, of total gross loans, at December 31, 2016 and $922 thousand, or 0.32%, of total gross loans at June 30, 2016. The ending allowance for specifically identified impaired loans was $185 thousand at December 31, 2016 compared to $184 thousand at June 30, 2016. The recorded investment in impaired loans at December 31, 2016 was $5.2 million compared to $5.4 million at June 30, 2016. The allowance for specifically identified impaired loans at December 31, 2016 and June 30, 2016 includes an allowance of $151 thousand and $129 thousand, respectively for PCI loans.

The general valuation allowance at December 31, 2016 and June 30, 2016 was $811 thousand and $738 thousand, respectively. Total loans evaluated collectively for impairment increased $9.6 million, or 3.3%, to $296.3 million at December 31, 2016 compared to $286.7 million at June 30, 2016. No general valuation allowance has been recorded for the acquired portion of our loan portfolio that was not determined to be PCI.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2016 and 2015. There have been no changes to our allowance for loan loss methodology.

Noninterest Income. Noninterest income increased $43 thousand, or 9.5%, to $495 thousand for the three months ended December 31, 2016 from $452 thousand for the three months ended December 31, 2015. Gains on the disposition of PCI loans of $120 thousand were recognized for the three months ended December 31, 2016 compared to $90 thousand for the three months ended December 31, 2015. Gains on sales of investment securities available for sale were $57 thousand for the three months ended December 31, 2016. There were no gains on sales of investment securities for the three months ended December 31, 2015. Gains on sales of securities are largely market driven, as we generally have no need to sell securities and would only expect to do so if a gain will be realized. Service charges and mortgage banking income declined for comparable periods as a result of decreased activity.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2016 decreased by $449 thousand, or 15.5%, to $2.5 million from $2.9 million for the same period in 2015. Salaries and employee benefits decreased $228 thousand from $1.9 million for the three months ended December 31, 2015 to $1.6 million for the three months ended December 31, 2016 due to decreases in the discretional contributions to the ESOP and profit sharing plans in 2016.

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. For the three months ended December 31, 2016, we recognized income for the increase in the loan servicing asset of $196 thousand compared to an expense of $21 thousand for the three months ended December 31, 2015. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Expenses related to foreclosed assets decreased from $47 thousand for the three months ended December 31, 2015 to $2 thousand for the three months ended December 31, 2016. Expenses related to foreclosed assets for the three months ended December 31, 2015 included a provision for potential losses of $15 thousand. There were also more properties held in real estate owned at December 31, 2015 compared to December 31, 2016 resulting in higher expenses. Real estate owned is carried at the lower of its carrying value or fair value, less costs to sell. We typically do not experience large gains or losses on real estate properties sold.

Income Tax Expense. Income tax expense for the three months ended December 31, 2016 was $618 thousand compared with $452 thousand for the three months ended December 31, 2015. Our effective income tax rate was 31.9% and 32.3% for the same periods, respectively. The slight decrease in our effective tax rate is primarily due to a higher volume of tax-free investment securities.

Comparison of Operating Results for the Six Months Ended December 31, 2016 and December 31, 2015

General. We reported net income of $2.6 million for the six months ended December 31, 2016 compared to $2.4 million for the six months ended December 31, 2015. Interest income decreased $162 thousand for the six months ended December 31, 2016 while interest expense increased $59 thousand resulting in a net decrease to net interest income of $221 thousand. A provision for loan losses of $89 thousand was recognized for the six months ended December 31, 2016 compared to $422 thousand for the six months ended December 31, 2015. Noninterest income decreased $545 thousand for the six months ended December 31, 2016 compared to December 31, 2015 primarily due to a reduction in gains recognized on the disposition of PCI loans. Total noninterest expense decreased $629 thousand as a result of decreased foreclosed asset expenses, lower salaries and employee benefits and the change in the loan servicing asset.

Interest Income. Interest income decreased by $162 thousand, or 1.8%, to $8.6 million for the six months ended December 31, 2016. The yield on interest earning-assets decreased twelve basis points from 4.03% for the six months ended December 31, 2015 to 3.91% for the six months ended December 31, 2016. The decrease was slightly offset by an increase in total average interest-earning assets of $5.8 million to $442.4 million for the six months ended December 31, 2016 from $436.6 million for the six months ended December 31, 2015.

Interest income on loans was $7.4 million for the six months ended December 31, 2016 compared to $7.7 million for the six months ended December 31, 2015. The yield on loans decreased 11 basis points from 5.10% for the six months ended December 31, 2015 to 4.99% for the six months ended December 31, 2016, and the average balance of loans decreased by $7.7 million, or 2.5%, to $295.7 million for the six months ended December 31, 2016 from $303.4 million for the six months ended December 31, 2015. The decrease in the average balance of our loans is reflective of the run-off in the months following the acquisition of Stephens Federal Bank in December 2014. As a result of the acquisition, we obtained loans with slightly higher coupon rates from ours, which had a positive effect of increasing our overall loan portfolio yield.

Interest income on investment securities increased by $161 thousand, or 15.7%, to $1.2 million for the six months ended December 31, 2016 from $1.0 million for the six months ended December 31, 2015. The increase reflected an increase in the average balance of securities of $12.6 million, or 10.9%, to $128.7 million for the six months ended December 31, 2016 from $116.1 million for the six months ended December 31, 2015 and an increase of eight basis points in the yield on securities to 1.85% from 1.77%. The increase in the average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during periods of low loan demand. The increase in the yield on our investment securities is reflective of our efforts to shift our portfolio concentration to investments in municipal securities, which give us slightly higher yields and in some cases provide tax-exempt income.

Interest Expense. Interest expense increased by $59 thousand, or 10.1%, to $643 thousand for the six months ended December 31, 2016 from $584 thousand for the six months ended December 31, 2015. The increase reflected an increase of three basis points in the average rate paid on deposits for the six months ended December 31, 2016 to 0.34% from 0.31% for the six months ended December 31, 2015. The increase in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $371.9 million for the six months ended December 31, 2016 compared to $371.2 million for the six months ended December 31, 2015.

The largest increase in interest expense related to expense on money market deposits, which increased $67 thousand, or 100.0%, to $134 thousand for the six months ended December 31, 2016 from $67 thousand for the six months ended December 31, 2015. Average money market deposit balances increased $27.7 million from $50.6 million for the six months ended December 31, 2015 to $78.3 million for the six months ended December 31, 2016. The increases resulted from a successful money market campaign during the year ended June 30, 2016.

The average rate paid on certificates of deposit was 0.42% for the six months ended December 31, 2016 compared to 0.40% for the six months ended December 31, 2015. Average balances decreased from $245.1 million for the six-month period ended December 31, 2015 to $217.3 million for the six-month period ended December 31, 2016. Lower volume resulted in a decrease in interest expense of $29 thousand for certificates of deposit.

The average balance of NOW and demand deposits decreased by $1.6 million while the average rate increased four basis points and the average balance of savings deposits increased $2.5 million and the average rate increased six basis points.

Net Interest Income. Net interest income before the provision for loan losses decreased by $221 thousand, or 2.7%, to $8.0 million for the six months ended December 31, 2016. Our interest rate spread and net interest margin for the six months ended December 31, 2016 decreased to 3.57% and 3.62%, respectively, from 3.72% and 3.77%, respectively, for the six months ended December 31, 2015. Average loan volume, which has the highest yield, decreased by $7.7 million, significantly contributing to the decrease in net interest margin for the six months ended December 31, 2016.

Provision for Loan Losses. We recorded a provision for loan losses of $89 thousand for the six months ended December 31, 2016 compared with $422 thousand for the six months ended December 31, 2015. Net charge-offs for the six months ended December 31, 2016 were $15 thousand compared to $282 thousand for the six months ended December 31, 2015. Primarily all of the charge-offs for the six months ended December 31, 2016 and 2015 were related to loans we acquired. The lower provision is due to lower net charge-offs, a smaller balance of PCI loans and the length of time that the PCI loans have been on the books.

Our total allowance for loan losses was $996 thousand, or 0.33%, of total gross loans, at December 31, 2016 and $922 thousand, or 0.32%, of total gross loans at June 30, 2016. The ending allowance for specifically identified impaired loans was $185 thousand at December 31, 2016 compared to $184 thousand at June 30, 2016. The recorded investment in impaired loans at December 31, 2016 was $5.2 million compared to $5.4 million at June 30, 2016. The allowance for specifically identified impaired loans at December 31, 2016 and June 30, 2016 includes an allowance of $151 thousand and $129 thousand, respectively for PCI loans.

The general valuation allowance at December 31, 2016 and June 30, 2016 was $811 thousand and $738 thousand, respectively. Total loans evaluated collectively for impairment increased $9.6 million, or 3.3%, to $296.3 million at December 31, 2016 compared to $286.7 million at June 30, 2016. No general valuation allowance has been recorded for the acquired portion of our loan portfolio that was not determined to be PCI.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2016 and 2015. There have been no changes to our allowance for loan loss methodology.

Noninterest Income. Noninterest income decreased $545 thousand, or 36.1%, to $963 thousand for the six months ended December 31, 2016 from $1.5 million for the six months ended December 31, 2015. Gains on the disposition of PCI loans of $809 thousand were recognized for the six months ended December 31, 2015 compared to $196 thousand for the six months ended December 31, 2016. Gains on sales of investment securities available for sale increased from $9 thousand for the six months ended December 31, 2015 to $125 thousand for the six months ended December 31, 2016. Gains on sales of securities are largely market driven, as we generally have no need to sell securities and would only expect to do so if a gain will be realized.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2016 decreased by $629 thousand, or 11.1%, to $5.0 million from $5.7 million for the same period in 2015. Expenses related to foreclosed assets decreased from $222 thousand for the six months ended December 31, 2015 to $37 thousand for the six months ended December 31, 2016. Total expenses related to foreclosed assets were offset by net gains realized on sales of real estate owned of $86 thousand for the six months ended December 31, 2016. A net loss of $69 thousand was recognized on sales of real estate owned for the six months ended December 31, 2015. There were also more properties held in real estate owned at December 31, 2015 compared to December 31, 2016 resulting in higher expenses. Real estate owned is carried at the lower of its carrying value or fair value, less costs to sell. We typically do not experience large gains or losses on real estate properties sold.

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. For the six months ended December 31, 2016, we recognized income for the increase in the loan servicing asset of $173 thousand compared to an expense of $86 thousand for the six months ended December 31, 2015. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Salaries and employee benefits decreased $205 thousand from the six months ended December 31, 2015 to the six months ended December 31, 2016 due to decreases in the discretional contributions to the ESOP and profit sharing plans in 2016.

Income Tax Expense. Income tax expense for both the six month periods ended December 31, 2016 and 2015 was $1.2 million. Our effective income tax rate was 32.2% and 34.1% for the same periods, respectively. The decrease in our effective tax rate is primarily due to a higher volume of tax-free investment securities.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of December 31, 2016), or approximately $120.6 million.

Common Stock Dividends. On August 25, 2016 and November 25, 2016, the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.1 million.

Equity Compensation Plans. During the three months ended December 31, 2016, no shares of restricted stock or stock options were issued to management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the period October 1, 2016 through December 31, 2016.

					Approximate Maximum
	Total		Total Number of		Dollar Value or Number
	Number of	Average Price	Shares Purchased		of Shares That May Yet
	Shares	Paid Per	as Part of Publicly		be Purchased Under
	Purchased	Share	Announced Plan		Publicly Announced Plan
October 1 - October 31, 2016	-	$-	-		89,169
November 1 - November 30, 2016	2,315	23.05	2,315		86,854
December 1 - December 31, 2016	1,029	23.05	1,029		85,825	(2)
Total	3,344	$23.05	3,344	(1)

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.
(2)	Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at December 31, 2016.

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

Oconee Federal Financial Corp.

Date: February 10, 2017

/s/ Curtis T. Evatt
Curtis T. Evatt
President, Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

10.1	Amended and Restated Employment Agreement by and between Oconee Federal Savings and Loan Association, Oconee Federal Financial Corp. and T. Rhett Evatt

10.2	Amended and Restated Employment Agreement by and between Oconee Federal Savings and Loan Association, Oconee Federal Financial Corp. and Curtis T. Evatt

31	Certification of Curtis T. Evatt, President, Chief Executive Officer and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Curtis T. Evatt, President, Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets
(ii)	Consolidated Statements of Income and Comprehensive Income
(iii)	Consolidated Statements of Changes In Shareholders’ Equity
(iv)	Consolidated Statements of Cash Flows, and
(v)	Notes to The Consolidated Financial Statements