Form 10-Q
period 2017-03-31
Oconee Federal Financial Corp.
filed 2017-05-12
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

There were 5,773,527 shares of Common Stock, par value $0.01 per share, outstanding as of May 10, 2017.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

PART I

ITEM 1.  FINANCIAL STATEMENTS

	March 31, 2017	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,375	$4,874
Interest-earning deposits	20,664	22,802
Total cash and cash equivalents	25,039	27,676
Securities available-for-sale	115,576	132,084
Loans, net	305,962	292,063
Allowance for loan losses	(1,067)	(922)
Net loans	304,895	291,141
Loans held for sale	226	129
Premises and equipment, net	6,642	6,811
Real estate owned, net	811	1,354
Accrued interest receivable
Loans	896	1,016
Investments	508	492
Restricted equity securities, at cost	1,023	1,021
Bank owned life insurance	17,948	17,558
Goodwill	2,593	2,593
Core deposit intangible	616	744
Loan servicing rights	1,216	1,046
Deferred tax assets	2,251	1,128
Other assets	395	847
Total assets	$480,635	$485,640

LIABILITIES
Deposits
Noninterest bearing	$24,984	$23,356
Interest bearing	369,918	376,278
Total deposits	394,902	399,634
Accrued interest payable and other liabilities	977	605
Total liabilities	395,879	400,239

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,463,039 shares issued and outstanding, respectively	65	65
Treasury stock, at par, 689,512 and 634,131 shares, respectively	(7)	(6)
Additional paid-in capital	12,120	12,882
Retained earnings	74,201	71,909
Accumulated other comprehensive (loss) income	(568)	1,808
Unearned ESOP shares	(1,055)	(1,257)
Total shareholders’ equity	84,756	85,401
Total liabilities and shareholders’ equity	$480,635	$485,640

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Interest and dividend income:
Loans, including fees	$3,633	$3,984	$11,009	$11,717
Securities, taxable	382	458	1,213	1,278
Securities, tax-exempt	186	135	544	342
Interest-earning deposits and other	57	39	134	81
Total interest income	4,258	4,616	12,900	13,418

Interest expense:
Deposits	329	291	972	875
Total interest expense	329	291	972	875

Net interest income	3,929	4,325	11,928	12,543

Provision for loan losses	105	11	193	433
Net interest income after provision for loan losses	3,824	4,314	11,735	12,110

Noninterest income:
Service charges on deposit accounts	107	120	318	360
Income on bank owned life insurance	137	144	390	384
Mortgage banking income	75	95	250	286
Gain on sales of securities, net	3	94	128	104
Gain on disposition of purchase credit impaired loans	482	-	678	809
Other	2	15	4	33
Total noninterest income	806	468	1,768	1,976

Noninterest expense:
Salaries and employee benefits	1,743	1,649	4,884	4,995
Occupancy and equipment	372	427	1,110	1,141
Data processing	112	144	383	403
Professional and supervisory fees	140	271	596	688
Office expense	92	68	188	167
Advertising	44	39	122	139
FDIC deposit insurance	34	56	125	164
Foreclosed assets, net	6	28	43	251
Change in loan servicing asset	3	142	(170)	228
Other	169	206	487	533
Total noninterest expense	2,715	3,030	7,768	8,709

Income before income taxes	1,915	1,752	5,735	5,377
Income tax expense	527	359	1,759	1,596

Net income	$1,388	$1,393	$3,976	$3,781

Other comprehensive income
Unrealized (losses) gains on securities available-for-sale	$458	$1,642	$(3,585)	$1,846
Tax effect	(164)	(591)	1,291	(665)
Reclassification adjustment for gains realized in net income	(3)	(94)	(128)	(104)
Tax effect	1	34	46	37
Total other comprehensive (loss) income	292	991	(2,376)	1,114

Comprehensive (loss) income	$1,680	$2,384	$1,600	$4,895

Basic net income per share: (Note 3)	$0.24	$0.24	$0.70	$0.66
Diluted net income per share: (Note 3)	$0.24	$0.24	$0.69	$0.65
Dividends declared per share:	$0.10	$0.10	$0.30	$0.30

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at June 30, 2015	$65	$(6)	$13,354	$68,950	$(26)	$(1,547)	$80,790
Net income	-	-	-	3,781	-	-	3,781
Other comprehensive income	-	-	-	-	1,114	-	1,114
Purchase of 17,675 shares of treasury stock (1)	-	-	(342)	-	-	-	(342)
Issuance of 7,000 shares of restricted stock (2)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	213	-	-	-	213
Dividends (3)	-	-	35	(1,697)	-	-	(1,662)
ESOP shares earned	-	-	180	-	-	237	417
Balance at March 31, 2016	$65	$(6)	$13,440	$71,034	$1,088	$(1,310)	$84,311

Balance at June 30, 2016	$65	$(6)	$12,882	$71,909	$1,808	$(1,257)	$85,401
Net income	-	-	-	3,976	-	-	3,976
Other comprehensive loss	-	-	-	-	(2,376)	-	(2,376)
Purchase of 55,381 shares of treasury stock (4)	-	(1)	(1,209)	-	-	-	(1,210)
Stock-based compensation expense	-	-	225	-	-	-	225
Dividends (5)	-	-	44	(1,684)	-	-	(1,640)
ESOP shares earned	-	-	178	-	-	202	380
Balance at March 31, 2017	$65	$(7)	$12,120	$74,201	$(568)	$(1,055)	$84,756

(1)	The weighted average cost of treasury shares purchased during the nine months ended was $19.32 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	On February 5, 2016, the Company granted 7,000 shares of restricted stock. The grant date fair value of these shares was $19.40.
(3)	Approximately $99 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,891 additional shares. The portion of the dividend paid on allocated shares of approximately $35 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 7,891 shares was accounted for as additional compensation expense of approximately $64 for the nine months ended March 31, 2016.
(4)	The weighted average cost of treasury shares purchased during the nine months ended was $21.84 per share. Treasury stock repurchases were accounted for using the par value method.
(5)	Approximately $99 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 8,938 additional shares. The portion of the dividend paid on allocated shares of approximately $44 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,938 shares was accounted for as additional compensation expense of approximately $55 for the nine months ended March 31, 2017.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities
Net income	$3,976	$3,781
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	193	433
Provision for real estate owned	103	110
Depreciation and amortization, net	1,095	1,077
Net accretion of purchase accounting adjustments	(35)	(212)
Deferred income tax expense	214	1,390
Net (gain) loss on sale of real estate owned	(95)	68
Change in loan servicing asset	(170)	228
Net gain on sales of securities	(128)	(104)
Mortgage loans originated for sale	(1,769)	(3,579)
Mortgage loans sold	1,707	3,352
Gain on sales of mortgage loans	(35)	(40)
Increase in cash surrender value of bank owned life insurance	(390)	(384)
Gain on disposition of purchased credit impaired loans	(678)	(809)
ESOP compensation expense	380	417
Stock based compensation expense	225	213
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	556	(117)
Accrued interest payable and other liabilities	372	701
Net cash provided by operating activities	5,521	6,525

Cash Flows From Investing Activities
Purchases of premises and equipment	(152)	(258)
Purchases of securities available-for-sale	(21,521)	(40,008)
Proceeds from maturities, paydowns and calls of securities available-for-sale	12,950	17,094
Proceeds from sales of securities available-for-sale	20,848	6,213
Purchases of restricted equity securities	(2)	-
Redemptions of restricted equity securities	-	7
Purchases of bank owned life insurance	-	(8,000)
Proceeds from sale of real estate owned	812	1,798
Dispositions of purchased credit impaired loans	1,009	3,251
Loan originations and repayments, net	(14,520)	13,601
Net cash used in investing activities	(576)	(6,302)

Cash Flows from Financing Activities
Net change in deposits	(4,732)	3,218
Dividends paid	(1,640)	(1,662)
Purchase of treasury stock	(1,210)	(342)
Net cash (used in) provided by financing activities	(7,582)	1,214

Change in cash and cash equivalents	(2,637)	1,437

Cash and cash equivalents, beginning of period	27,676	26,192
Cash and cash equivalents, end of period	$25,039	$27,629

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (72.13%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2017 and June 30, 2016 and the results of operations and cash flows for the interim periods ended March 31, 2017 and 2016. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

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

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08 Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its accounting and disclosures.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company has assessed ASU 2017-04 and does not expect it to have a material impact on its accounting and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is assessing ASU 2016-15 but does not expect that it will have a significant impact on its accounting and disclosures.

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

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Earnings per share
Net income	$1,388	$1,393	$3,976	$3,781
Less: distributed earnings allocated to participating securities	(4)	(6)	(11)	(17)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(5)	(7)	(15)	(20)
Net earnings available to common shareholders	$1,379	$1,380	$3,950	$3,744

Weighted average common shares outstanding including participating securities	5,786,109	5,877,820	5,797,217	5,881,993
Less: participating securities	(37,905)	(56,902)	(37,905)	(56,902)
Less: average unearned ESOP shares	(100,211)	(131,696)	(111,304)	(141,192)
Weighted average common shares outstanding	5,647,993	5,689,222	5,648,008	5,683,899

Basic earnings per share	$0.24	$0.24	$0.70	$0.66

Weighted average common shares outstanding	5,647,993	5,689,222	5,648,008	5,683,899
Add: dilutive effects of assumed exercises of stock options	100,972	75,180	93,534	72,928
Average shares and dilutive potential common shares	5,748,965	5,764,402	5,741,542	5,756,827

Diluted earnings per share	$0.24	$0.24	$0.69	$0.65

During the three and nine months ended March 31, 2017 no shares were considered anti-dilutive. During the three and nine months ended March 31, 2016, 28,700 shares were considered anti-dilutive as the exercise price was above the average market price for the respective periods.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at March 31, 2017 and June 30, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$182	$-	$202
Certificates of deposit	7,723	22	(18)	7,727
Municipal securities	36,605	85	(608)	36,082
SBA loan pools	597	4	-	601
U.S. Government agency mortgage-backed securities	58,433	186	(561)	58,058
U.S. Government agency bonds	13,085	13	(192)	12,906
Total available-for-sale	$116,463	$492	$(1,379)	$115,576

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$131	$-	$151
Certificates of deposit	7,470	64	-	7,534
Corporate debt securities	8,932	186	(2)	9,116
Municipal securities	33,508	989	(16)	34,481
SBA loan pools	1,268	8	(3)	1,273
U.S. Government agency mortgage-backed securities	68,103	1,331	(31)	69,403
U.S. Government agency bonds	9,957	169	-	10,126
Total available-for-sale	$129,258	$2,878	$(52)	$132,084

Securities pledged at March 31, 2017 and June 30, 2016 had fair values of $6,032 and $6,114, respectively. These securities were pledged to secure public deposits.

At March 31, 2017 and June 30, 2016, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at March 31, 2017 and June 30, 2016. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
March 31, 2017
Available-for-sale:
Certificates of deposit	$1,978	$(18)	8	$-	$-	-	$1,978	$(18)	8
Municipal securities	23,991	(520)	57	1,920	(88)	4	25,911	(608)	61
U.S. Government agency mortgage-backed securities	39,013	(500)	41	2,409	(61)	4	41,422	(561)	45
U.S. Government agency bonds	10,893	(192)	10	-	-	-	10,893	(192)	10
	$75,875	$(1,230)	116	$4,329	$(149)	8	$80,204	$(1,379)	124

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2016
Available-for-sale:
Municipal securities	$2,574	$(11)	5	$716	$(5)	2	$3,290	$(16)	7
Corporate debt securities	1,018	(2)	2	-	-	-	1,018	(2)	2
SBA loan pools	-	-	-	508	(3)	1	508	(3)	1
U.S. Government agency mortgage-backed securities	1,057	(1)	1	2,982	(30)	4	4,039	(31)	5
	$4,649	$(14)	8	$4,206	$(38)	7	$8,855	$(52)	15

(1)	Actual amounts.

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

None of the unrealized losses at March 31, 2017 were recognized into net income for the three or nine months ended March 31, 2017 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2016 were recognized as having OTTI during the year ended June 30, 2016.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2017 and June 30, 2016 by contractual maturity. FHLMC common stock is not presented in this table.

	March 31, 2017		June 30, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$2,739	$2,743	$3,740	$3,751
Due from one to five years	17,041	16,968	16,819	17,086
Due from five to ten years	28,574	28,203	30,778	31,622
Due after ten years	9,059	8,801	8,530	8,798
Mortgage-backed securities (1)	59,030	58,659	69,371	70,676
Total	$116,443	$115,374	$129,238	$131,933

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
Available-for-sale:	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Proceeds	$5,200	$5,058	$20,848	$6,213
Gross gains	26	94	201	104
Gross losses	(23)	-	(73)	-

The tax provision related to these net realized gains for the three and nine months ended March 31, 2017 was $22 and $46, respectively, and for the three and nine months ended March 31, 2016 was $34 and $37, respectively.

(5)	LOANS

The components of loans at March 31, 2017 and June 30, 2016 were as follows:

	March 31, 2017	June 30, 2016
Real estate loans:
One-to-four family	$256,213	$242,067
Multi-family	1,901	1,996
Home equity	5,264	6,433
Nonresidential	19,573	20,310
Agricultural	1,470	2,958
Construction and land	17,226	14,332
Total real estate loans	301,647	288,096
Commercial and industrial	163	176
Consumer and other loans	5,228	4,915
Total loans	307,038	293,187
Deferred net loan fees	(1,076)	(1,124)
Total loans net of deferred loan fees	$305,962	$292,063

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2017 by portfolio segment:

Three Months Ended March 31, 2017	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$795	$88	$(33)	$-	$850
Multi-family	4	-	-	-	4
Home equity	2	-	-	-	2
Nonresidential	124	5	-	-	129
Agricultural	2	(1)	-	-	1
Construction and land	39	9	-	-	48
Total real estate loans	966	101	(33)	-	1,034
Commercial and industrial	5	-	-	-	5
Consumer and other loans	25	4	(1)	-	28
Total loans	$996	$105	$(34)	$-	$1,067

Nine Months Ended March 31, 2017	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$733	$150	$(33)	$-	$850
Multi-family	4	-	-	-	4
Home equity	2	-	-	-	2
Nonresidential	130	13	(14)	-	129
Agricultural	5	(4)	-	-	1
Construction and land	39	9	-	-	48
Total real estate loans	913	168	(47)	-	1,034
Commercial and industrial	6	(1)	-	-	5
Consumer and other loans	3	26	(1)	-	28
Total loans	$922	$193	$(48)	$-	$1,067

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2017:

	Ending Allowance on Loans:			Loans:
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
At March 31, 2017	Non-PCI	PCI (1)		Non-PCI	PCI (1)
Real estate loans:
One-to-four family	$21	$125	$704	$980	$1,954	$252,341
Multi-family	-	-	4	-	-	1,899
Home equity	-	-	2	-	-	5,264
Nonresidential	-	68	61	455	469	18,638
Agricultural	-	-	1	448	-	1,021
Construction and land	-	9	39	-	497	16,619
Total real estate loans	21	202	811	1,883	2,920	295,782
Commercial and industrial	-	-	5	-	-	163
Consumer and other loans	-	-	28	-	-	5,214
Total loans	$21	$202	$844	$1,883	$2,920	$301,159

(1)	“Purchase Credit Impaired” (or “PCI”) loans include all loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2016 by portfolio segment:

Three Months Ended March 31, 2016	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$961	$17	$-	$-	$978
Multi-family	4	-	-	-	4
Home equity	1	1	-	-	2
Nonresidential	67	6	-	-	73
Agricultural	4	39	-	-	43
Construction and land	86	(43)	-	-	43
Total real estate loans	1,123	20	-	-	1,143
Commercial and industrial	8	(1)	-	-	7
Consumer and other loans	17	(8)	(2)	-	7
Total loans	$1,148	$11	$(2)	$-	$1,157

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Nine Months Ended March 31, 2016	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$910	$276	$(208)	$-	$978
Multi-family	4	-	-	-	4
Home equity	1	73	(72)	-	2
Nonresidential	55	18	-	-	73
Agricultural	4	39	-	-	43
Construction and land	25	18	-	-	43
Total real estate loans	999	424	(280)	-	1,143
Commercial and industrial	-	7	-	-	7
Consumer and other loans	9	2	(4)	-	7
Total loans	$1,008	$433	$(284)	$-	$1,157

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2017 and June 30, 2016, including the average recorded investment balance and interest earned for the nine months ended March 31, 2017 and year ended June 30, 2016:

	March 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$629	$489	$-	$741	$36
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	603	479	-	795	8
Agricultural	997	448	-	448	34
Construction and land	811	452	-	319	36
Total real estate loans	3,040	1,868	-	2,303	114
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$3,040	$1,868	$-	$2,303	$114

With recorded allowance:
Real estate loans:
One-to-four family	$3,027	$2,445	$146	$2,182	$168
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	550	445	68	414	30
Agricultural	-	-	-	-	-
Construction and land	185	45	9	196	16
Total real estate loans	3,762	2,935	223	2,792	214
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$3,762	$2,935	$223	$2,792	$214

Totals:
Real estate loans	$6,802	$4,803	$223	$5,095	$328
Consumer and other loans	-	-	-	-	-
Total	$6,802	$4,803	$223	$5,095	$328

The unpaid principal balance and recorded investment includes PCI loans of $4,401 and $2,920, respectively, at March 31, 2017.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	June 30, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$1,787	$1,000	$-	$2,198	$113
Multi-family	-	-	-	-	-
Home equity	185	-	-	-	-
Nonresidential	2,192	1,110	-	1,209	72
Agricultural	997	448	-	945	-
Construction and land	359	178	-	392	35
Total real estate loans	5,520	2,736	-	4,744	220
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$5,520	$2,736	$-	$4,744	$220

With recorded allowance:
Real estate loans:
One-to-four family	$2,021	$1,918	$101	$1,980	$89
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	404	382	72	851	25
Agricultural	-	-	-	-	-
Construction and land	767	347	11	174	61
Total real estate loans	3,192	2,647	184	3,005	175
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$3,192	$2,647	$184	$3,005	$175

Totals:
Real estate loans	$8,712	$5,383	$184	$7,749	$395
Consumer and other loans	-	-	-	-	-
Total	$8,712	$5,383	$184	$7,749	$395

The unpaid principal balance and recorded investment in PCI loans was $6,546 and $3,921, respectively, at June 30, 2016.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the carrying amount of those loans at March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016
Real estate loans:
One-to-four family	$1,829	$1,858
Multi-family	-	-
Home equity	-	-
Nonresidential	401	1,420
Agricultural	-	-
Construction and land	488	514
Total real estate loans	2,718	3,792
Commercial and industrial	-	-
Consumer and other loans	-	-
Total loans	$2,718	$3,792

Carrying amounts listed above are net of an allowance for loan losses of $202 and $129 at March 31, 2017 and June 30, 2016, respectively.

The following table presents the changes in the carrying value and the accretable yield on purchased credit impaired loans for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of period	$1,257	$3,194	$518	$5,052
Payments and other exit events	(429)	(530)	242	(142)
Accretion	(105)	105	(123)	123
Reclassification from nonaccretable to accretable	-	-	-	-
Change in the allowance	-	(51)	-	(73)
Balance at end of period	$723	$2,718	$637	$4,960

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended March 31, 2017		Nine Months Ended March 31, 2016
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of year	$1,340	$3,792	$694	$7,429
Payments and other exit events	(354)	(1,264)	296	(2,739)
Accretion	(263)	263	(375)	375
Reclassification from nonaccretable to accretable	-	-	22	-
Change in the allowance	-	(73)	-	(105)
Balance at end of period	$723	$2,718	$637	$4,960

Income is not recognized on PCI loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amount of such loans at March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016
Balance at beginning of year	$1,139	$2,798
Additions	275	132
Reductions from payments and liquidations	(1,088)	(1,211)
Balance at end of period	$326	$1,719

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

Total past due loans and nonaccrual loans at March 31, 2017:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$5,479	$1,316	$773	$7,568	$247,707	$255,275	$2,351	$-
Multi-family	-	-	-	-	1,899	1,899	-	-
Home equity	55	-	40	95	5,169	5,264	89	-
Nonresidential	1,101	46	455	1,602	17,960	19,562	502	-
Agricultural	-	-	-	-	1,469	1,469	520	-
Construction and land	36	234	35	305	16,811	17,116	35	-
Total real estate loans	6,671	1,596	1,303	9,570	291,015	300,585	3,497	-
Commercial and industrial	-	-	-	-	163	163	-	-
Consumer and other loans	3	-	-	3	5,211	5,214	-	-
Total	$6,674	$1,596	$1,303	$9,573	$296,389	$305,962	$3,497	$-

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

PCI past due and nonaccrual loans at March 31, 2017:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$150	$143	$262	$555	$1,399	$1,954	$280	$-
Nonresidential	315	47	-	362	107	469	46	-
Construction and land	-	45	-	45	452	497	-	-
Total loans	$465	$235	$262	$962	$1,958	$2,920	$326	$-

PCI loans for which the Company cannot reasonably estimate the amount and timing of future cash flows are classified as nonaccrual.

Total past due and nonaccrual loans by portfolio segment at June 30, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$7,086	$1,001	$863	$8,950	$232,129	$241,079	$2,133	$-
Multi-family	-	-	-	-	1,994	1,994	-	-
Home equity	94	22	84	200	6,375	6,575	126	-
Nonresidential	-	48	942	990	19,309	20,299	942	-
Agricultural	-	-	-	-	2,957	2,957	531	-
Construction and land	93	-	25	118	13,965	14,083	25	-
Total real estate loans	7,273	1,071	1,914	10,258	276,729	286,987	3,757	-
Commercial and industrial	-	-	-	-	176	176	-	-
Consumer and other loans	-	-	-	-	4,900	4,900	-	-
Total	$7,273	$1,071	$1,914	$10,258	$281,805	$292,063	$3,757	$-

PCI past due and nonaccrual loans at June 30, 2016:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$-	$389	$21	$410	$1,494	$1,904	$172	$-
Nonresidential	-	48	942	990	502	1,492	942	-
Construction and land	-	-	25	25	500	525	25	-
Total loans	$-	$437	$988	$1,425	$2,496	$3,921	$1,139	$-

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

PCI loans for which the Company cannot reasonably estimate the amount and timing of future cash flows are classified as nonaccrual.

Troubled Debt Restructurings:

At March 31, 2017 and June 30, 2016, total loans that have been modified as troubled debt restructurings were $1,577 and $1,588, respectively, which consisted of two agricultural loans, two home equity lines of credit, and one one-to-four family first liens at June 30, 2016 and an additional one-to-four family loan at March 31, 2017. All loans were acquired and initially recorded at fair value. An additional allowance of $21 and $55 at March 31, 2017 and June 30, 2016, respectively, has been specifically reserved for these loans. Additionally, there were no commitments to lend any additional amounts under either loan or any payment default on any loan after the modification. The one troubled debt restructuring during the nine months ended March 31, 2017 involved renewal of a loan at a higher loan-to-value ratio than is offered on similar loans. No reductions of principal or interest rates were granted. No loans restructured during the past twelve months defaulted.

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

Loans secured by nonresidential real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current adverse conditions. Our nonresidential real estate lending includes a significant amount of loans to churches. Because a church’s financial stability often depends on donations from congregation members rather than income from business operations, repayment may be affected by economic conditions that affect individuals located both in our market area and in other market areas with which we are not as familiar. In addition, due to the unique nature of church buildings and properties, the real estate securing church loans may be less marketable than other nonresidential real estate.

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

Total loans by risk grade and portfolio segment at March 31, 2017:

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$240,363	$6,426	$2,614	$5,872	$-	$255,275
Multi-family	1,899	-	-	-	-	1,899
Home equity	4,614	297	258	95	-	5,264
Nonresidential	13,612	3,659	1,367	924	-	19,562
Agricultural	295	380	274	520	-	1,469
Construction and land	15,279	849	231	757	-	17,116
Total real estate loans	276,062	11,611	4,744	8,168	-	300,585
Commercial and industrial	163	-	-	-	-	163
Consumer and other loans	5,211	-	1	2	-	5,214
Total	$281,436	$11,611	$4,745	$8,170	$-	$305,962

Total loans by risk grade and portfolio segment at June 30, 2016:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$226,899	$6,805	$1,890	$5,485	$-	$241,079
Multi-family	1,994	-	-	-	-	1,994
Home equity	6,083	106	260	126	-	6,575
Nonresidential	13,218	4,095	1,494	1,492	-	20,299
Agricultural	1,352	398	676	531	-	2,957
Construction and land	12,397	878	239	569	-	14,083
Total real estate loans	261,943	12,282	4,559	8,203	-	286,987
Commercial and industrial	157	19	-	-	-	176
Consumer and other loans	4,892	-	3	5	-	4,900
Total	$266,992	$12,301	$4,562	$8,208	$-	$292,063

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

At March 31, 2017, consumer mortgage loans secured by residential real estate properties totaling $224 were in formal foreclosure proceedings and are included in one-to-four family loans.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and June 30, 2016 are summarized below:

	Fair Value Measurements
	March 31, 2017		June 30, 2016
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$202	$-	$151	$-
Certificates of deposit	7,727	-	7,534	-
Corporate debt securities	-	-	9,116	-
Municipal securities	36,082	-	34,481	-
SBA loan pools	601	-	1,273	-
U.S. Government agency mortgage-backed securities	58,058	-	69,403	-
U.S. Government agency bonds	12,906	-	10,126	-
Total securities available-for-sale	115,576	-	132,084	-
Loan servicing rights	-	1,216	-	1,046
Total financial assets	$115,576	$1,216	$132,084	$1,046

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at March 31, 2017 and June 30, 2016:

	Fair Value Measurements
	March 31, 2017	June 30, 2016
	(Level 3)	(Level 3)
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$2,299	$1,817
Nonresidential	377	310
Construction and land	36	336
Total financial assets	2,712	2,463
Non-financial assets:
Real estate owned, net:
One-to-four family	811	899
Nonresidential	-	267
Construction and land	-	188
Total non-financial assets	811	1,354
Total assets measured at fair value on a non-recurring basis	$3,523	$3,817

The Company’s impaired loans at March 31, 2017 and June 30, 2016 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of these loans were $2,712 and $2,463, respectively, which consisted of valuation allowances of $223 and $184, respectively. The impact to the provision for loan losses from the change in the valuation allowance for the three and nine months ended March 31, 2017 was an increase of $38 and $39, respectively, and for the three and nine months ended March 31, 2016 was an increase of $10 and $302, respectively.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at March 31, 2017 and June 30, 2016 were $811 and $1,354 and $103 and $102, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the three and nine months ended March 31, 2017, were $0 and $103, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the three and nine months ended March 31, 2016, were $0 and $110, respectively.

The tables below present a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended March 31, 2017 and 2016:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$1,219	$1,310	$1,046	$1,396
Purchases	-	-	-	-
Change in fair value	(3)	(142)	170	(228)
Balance at end of period:	$1,216	$1,168	$1,216	$1,168

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at March 31, 2017 and June 30, 2016.

	Level 3 Quantitative Information
	March 31, 2017	June 30, 2016	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$1,216	$1,046	Discounted cash flows	Discount rate, estimated timing of cash flows	9% to 10%
Impaired real estate loans net, with specific allocations:
One-to-four family	$2,299	$1,817	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Nonresidential	377	310	Discounted cash flows	Discount rate, estimated timing of cash flows	2% to 28%
Construction and land	36	336	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Real estate owned net:
One-to-four family	$811	$899	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Nonresidential	-	267	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Construction and land	-	188	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2017 and June 30, 2016 are summarized below:

	March 31, 2017
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$115,576	$-	$115,576	$-	$115,576
Loans, net	304,895	-	-	309,950	309,950
Loans held for sale (1)	226	-	-	226	226
Loan servicing rights	1,216	-	-	1,216	1,216
Restricted equity securities	1,023	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$394,902	$188,669	$206,366	$-	$395,035

	June 30, 2016
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$132,084	$-	$132,084	$-	$132,084
Loans, net	291,141	-	-	296,203	296,203
Loans held for sale (1)	129	-	-	129	129
Loan servicing rights	1,046	-	-	1,046	1,046
Restricted equity securities	1,021	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$399,634	$175,652	$224,037	$-	$399,689

(1)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis.

(7)	EMPLOYEE STOCK OWNERSHIP PLAN

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. In December 2016, $50 of discretionary contributions were made to the ESOP for debt retirement, which resulted in the release of additional shares and recognition of additional compensation expense of $0 and $88, respectively, for the three and nine months ended March 31, 2017. In December 2015, $100 of discretionary contributions were made to the ESOP for debt retirement, which resulted in the release of additional shares and recognition of additional compensation expense of $0 and $160, respectively, for the three and nine months ended March 31, 2016. Total ESOP compensation expense for the three and nine months ended March 31, 2017 was $107 and $380, respectively, and for the three and nine months ended March 31, 2016 was $77 and $417, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at March 31, 2017 and June 30, 2016 were as follows:

	March 31, 2017	June 30, 2016
Committed to be released to participants	5,654	10,602
Allocated to participants	139,781	112,043
Unearned	96,411	126,197
Total ESOP shares	241,846	248,842

Fair value of unearned shares	$2,368	$2,470

(8)	STOCK BASED COMPENSATION

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

The following table summarizes stock option activity for the nine months ended March 31, 2017:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2016	261,986	$12.46
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - March 31, 2017	261,986	$12.46	2.02	$3,170,031
Fully vested and exercisable at March 31, 2017	174,854	$11.86	2.02	$2,221,343
Expected to vest in future periods	87,132
Fully vested and expected to vest - March 31, 2017	261,986	$12.46	2.02	$3,170,031

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $24.56 per share on March 31, 2017.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 35,367 and 33,616 options that were earned during the nine months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense for stock options for the three and nine months ended March 31, 2017 was $14 and $42, respectively, and for the three and nine months ended March 31, 2016 was $13 and $37, respectively. Total unrecognized compensation cost related to stock options was $83 at March 31, 2017 and is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2017:

March 31, 2017
Balance - beginning of year	40,905
Granted	-
Forfeited	-
Vested	(3,000)
Balance - end of period	37,905
Weighted average grant date fair value	$13.09

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on January 23, 2015 was $20.01 per share or $252. The weighted-average grant date fair value of restricted stock granted on February 5, 2016 was $19.40 per share or $136. Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended March 31, 2017 was $60 and $183, respectively, and for the three and nine months ended March 31, 2016 was $55 and $184, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $364 at March 31, 2017 and is expected to be recognized over a weighted-average period of 2.5 years.

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

The principal balances of those loans at March 31, 2017 and June 30, 2016 are as follows:

	March 31, 2017	June 30, 2016
Mortgage loan portfolio serviced for:
FHLMC	$114,308	$125,812

Custodial escrow balances maintained in connection with serviced loans were $681 and $1,007 at March 31, 2017 and June 30, 2016.

Activity for loan servicing rights for the three and nine months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Loan servicing rights:
Beginning of period:	$1,219	$1,310	$1,046	$1,396
Additions	-	-	-	-
Change in fair value	(3)	(142)	170	(228)
End of period:	$1,216	$1,168	$1,216	$1,168

Fair value at March 31, 2017 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 5.0% to 11.8% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.61%.  Fair value at March 31, 2016 was determined using a discount rate of 9.38%, prepayment speed assumptions ranging from 9.0% to 19.7% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

(10)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016
Cash paid during the period for:
Interest paid	$970	$884
Income taxes paid	$1,280	$117
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$277	$1,613

(11)	SUBSEQUENT EVENTS

On April 27, 2017, the Board of Directors of Oconee Federal Financial Corp. (the “Company”) declared a quarterly cash dividend of $0.10 per share of the Company’s common stock. The dividend is payable to stockholders of record as of May 11, 2017, and will be paid on or about May 25, 2017.

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

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

Our total assets decreased by $5 million, or 1.0%, to $480.6 million at March 31, 2017 from $485.6 million at June 30, 2016. Total cash and cash equivalents decreased $2.7 million, or 9.5%, to $25 million at March 31, 2017 from $27.7 million at June 30, 2016. Our available-for-sale securities portfolio also decreased from $132.1 million at June 30, 2016 to $115.6 million at March 31, 2017. Proceeds from sales, calls and principal repayments of securities and excess cash was used to fund loan growth. Gross loans increased $13.9 million, or 4.8%, to $306 million at March 31, 2017 from $292.1 million at June 30, 2016. This increase is a result of increased loan demand experienced during the nine months ended March 31, 2017.

Deposits decreased $4.7 million, or 1.2%, to $394.9 million at March 31, 2017 from $399.6 million at June 30, 2016. The decrease in our deposits reflected a decrease of $17.7 million in certificates of deposit, offset by increases of $776 thousand in savings deposits, $10.4 million in money market deposits, $232 thousand in NOW accounts, and an increase of $1.6 million in noninterest bearing accounts. The increase in money market deposits reflects an increase in rate on certain money market accounts during the nine months ended March 31, 2017 and increased efforts to offer and market our deposit products. We believe the decline in our certificates of deposit reflects depositors moving their deposits into higher yielding investments in the market.

Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2017.

We had no advances from the Federal Home Loan Bank of Atlanta as of March 31, 2017 or June 30, 2016. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of March 31, 2017, or approximately $120.2 million.

Total shareholders’ equity decreased $645 thousand, or 0.8%, to $84.8 million at March 31, 2017 compared to $85.4 million at June 30, 2016. Our net income for nine months of $4 million was offset by our other comprehensive loss of $2.4 million for the nine months ended March 31, 2017. The increase in other comprehensive loss was a result of the rising interest rate environment relative to the interest rate environment in which the investment securities were purchased. Management did not believe the unrealized losses represented an other-than-temporary impairment. Dividends of $1.6 million and share repurchases of $1.2 million also contributed to the decrease in shareholders’ equity during the period. The Company and the Bank exceeded all minimum regulatory capital requirements for the period.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2017	June 30, 2016
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,351	$2,133
Multi-family	-	-
Home equity	89	126
Nonresidential	502	942
Agricultural	520	531
Construction and land	35	25
Total real estate loans	3,497	3,757
Commercial and industrial	-	-
Consumer and other loans	-	-
Total nonaccrual loans (1)	$3,497	$3,757
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$-	$-
Total of nonaccrual and 90 days or more past due loans (2)	$3,497	$3,757
Real estate owned, net:
One-to-four family	$811	$899
Nonresidential	-	267
Construction and land	-	188
Other nonperforming assets	-	-
Total nonperforming assets	$4,308	$5,111

Accruing troubled debt restructurings	-	-
Troubled debt restructurings and total nonperforming assets	$4,308	$5,111

Total nonperforming loans to total loans	1.14%	1.29%
Total nonperforming assets to total assets	0.90%	1.05%
Total nonperforming assets to loans and real estate owned	1.40%	1.74%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $1,577 and $1,588, at March 31, 2017 and June 30, 2016, respectively.
(2)	There were no loans past due 90 days or more and still accruing at March 31, 2017 and June 30, 2016.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $159 thousand and $84 thousand for the nine months ended March 31, 2017 and 2016, respectively. Interest of $118 thousand and $15 thousand, respectively, was recognized on these loans and is included in net income for the nine months ended March 31, 2017 and 2016, respectively.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $98 thousand and $55 thousand, respectively, for the nine months ended March 31, 2017 and 2016.

Nonperforming assets decreased $803 thousand from June 30, 2016 to March 31, 2017. Nonaccrual loans decreased $260 thousand and real estate owned decreased $543 thousand. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to seasonal fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.90% and 1.40%, respectively, at March 31, 2017 compared to 1.05% and 1.74%, respectively at June 30, 2016.

Analysis of Net Interest Margin

The following tables set forth average balance sheets, average annualized yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to income.

	For the Three Months Ended
	March 31, 2017				March 31, 2016
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$303,678		$3,633	4.79%	$293,916		$3,984	5.42%
Investment securities	86,340		382	1.77	99,392		458	1.84
Investment securities, tax-free	34,093		186	2.18	24,451		135	2.21
Interest-earning deposits	17,257		57	1.32	21,205		39	0.74
Total interest-earning assets	441,368		4,258	3.86	438,964		4,616	4.21
Noninterest-earning assets	38,213				40,647
Total assets	$479,581				$479,611

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$49,067		$11	0.09%	$49,154		$6	0.05%
Money market deposits	83,171		79	0.38	68,989		50	0.29
Regular savings and other deposits	29,179		11	0.15	26,359		5	0.08
Certificates of deposit	208,405		228	0.44	229,353		230	0.40
Total interest-bearing deposits	369,822		329	0.36	373,855		291	0.31
Total interest-bearing liabilities	369,822		329	0.36	373,855		291	0.31
Noninterest bearing deposits	23,982				27,750
Other noninterest-bearing
liabilities	1,531				1,643
Total liabilities	395,335				403,248
Equity	84,246				76,363
Total liabilities and equity	$479,581				$479,611

Net interest income			$3,929				$4,325
Interest rate spread				3.50%				3.90%
Net interest margin				3.56%				3.94%
Average interest-earning assets to
average interest-bearing liabilities	1.19	x			1.17	x

	For the Nine Months Ended
	March 31, 2017				March 31, 2016
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$298,382		$11,009	4.92%	$300,232		$11,717	5.20%
Investment securities	92,616		1,213	1.75	98,113		1,278	1.74
Investment securities, tax-free	33,317		544	2.18	20,670		342	2.21
Interest-earning deposits	17,735		134	1.01	18,472		81	0.58
Total interest-earning assets	442,050		12,900	3.89	437,487		13,418	4.09
Noninterest-earning assets	39,349				40,165
Total assets	$481,399				$477,652

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$48,389		$46	0.13%	$49,507		$28	0.08%
Money market deposits	79,913		209	0.35	56,737		128	0.30
Regular savings and other deposits	28,590		32	0.15	25,978		18	0.09
Certificates of deposit	214,339		685	0.43	239,871		701	0.39
Total interest-bearing deposits	371,231		972	0.35	372,093		875	0.32
Total interest-bearing liabilities	371,231		972	0.35	372,093		875	0.32
Noninterest bearing deposits	24,285				25,840
Other noninterest-bearing
liabilities	1,154				1,617
Total liabilities	396,670				399,550
Equity	84,729				78,102
Total liabilities and equity	$481,399				$477,652

Net interest income			$11,928				$12,543
Interest rate spread				3.54%				3.77%
Net interest margin				3.60%				3.82%
Average interest-earning assets to average interest-bearing liabilities	1.19	x			1.18	x

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016

General. We reported net income of $1.4 million for the three months ended March 31, 2017 as well as for the three months ended March 31, 2016. Interest income decreased $358 thousand for the three months ended March 31, 2017 while interest expense increased $38 thousand resulting in a net decrease to net interest income of $396 thousand. Noninterest income increased $338 thousand for the three months ended March 31, 2017 compared to March 31, 2016 due primarily to gains recognized upon the payoff of several PCI loans. Total noninterest expense decreased $315 thousand primarily due to lower professional fee expenses and the net change in the loan servicing asset.

Interest Income. Interest income decreased by $358 thousand, or 7.8%, to $4.3 million for the three months ended March 31, 2017 from $4.6 million for the three months ended March 31, 2016. The yield on interest-earning assets decreased 35 basis points from 4.21% for the three months ended March 31, 2016 to 3.86% for the three months ended March 31, 2017. The decrease was slightly offset by an increase in total average interest-earning assets of $2.4 million to $441.4 million for the three months ended March 31, 2017 from $439 million for the three months ended March 31, 2016.

Interest income on loans was $3.6 million for the three months ended March 31, 2017 compared to $4 million for the three months ended March 31, 2016. The yield on loans decreased 63 basis points from 5.42% for the three months ended March 31, 2016 to 4.79% for the three months ended March 31, 2017. The average balance of loans increased by $9.8 million, or 3.3%, to $303.7 million for the three months ended March 31, 2017 from $293.9 million for the three months ended March 31, 2016. The increase in the average balance of our loans is reflective of normalized loan growth in our South Carolina market coupled with flat loan growth in our Georgia market. As a result of the acquisition of Stephens Federal Bank in December 2014, we did obtain loans in our Georgia market with slightly higher coupon rates from ours, which had a positive effect of increasing our overall loan portfolio yield in the prior year period, but those balances have now subsequently been reduced and or refinanced at lower current market rates.

Interest income on investment securities decreased by $25 thousand, or 4.2%, to $568 thousand for the three months ended March 31, 2017 from $593 thousand for the three months ended March 31, 2016. The decrease reflected a decrease in the average balance of securities of $3.4 million, or 2.7%, to $120.4 million for the three months ended March 31, 2017 from $123.8 million for the three months ended March 31, 2016 and a decrease of three basis points in the yield on securities to 1.89% from 1.92%. The decrease in the average balances of our investment securities is reflective of our efforts to help fund lending through investment repayments as opposed to wholesale borrowing.

The average balance of interest-earning deposits decreased $4 million from the three months ended March 31, 2016 to the three months ended March 31, 2017 while the yield increased 58 basis points over the same period. The increase in yield was primarily a result of variable rate Money Market accounts that have increased in rate due to market conditions.

Interest Expense. Interest expense increased by $38 thousand, or 13.1%, to $329 thousand for the three months ended March 31, 2017 from $291 thousand for the three months ended March 31, 2016. The increase reflected an increase of five basis points in the average rate paid on deposits for the three months ended March 31, 2017 to 0.36% from 0.31% for the three months ended March 31, 2016. The increase in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $369.8 million for the three months ended March 31, 2017 compared to $373.9 million for the three months ended March 31, 2016.

The largest increase in interest expense related to expense on money market deposits, which increased $29 thousand, or 58%, to $79 thousand for the three months ended March 31, 2017 from $50 thousand for the three months ended March 31, 2016. Average money market deposit balances increased $14.2 million from $69 million for the three months ended March 31, 2016 to $83.2 million for the three months ended March 31, 2017. The increase resulted from a successful money market campaign during the year ended June 30, 2016.

The average rate paid on certificates of deposit increased from 0.40% for the three months ended March 31, 2016 to 0.44% for the three months ended March 31, 2017 while average balances decreased from $229.4 million for the three-month period ended March 31, 2016 to $208.4 million for the three-month period ended March 31, 2017. The combination of higher rates and lower volume resulted in a net decrease in interest expense of $2 thousand for certificates of deposit.

The average balance of NOW and demand deposits decreased by $87 thousand while the average rate increased four basis points and the average balance of savings deposits increased $2.8 million and average rates increased seven basis points.

Net Interest Income. Net interest income before the provision for loan losses decreased by $396 thousand, or 9.2%, to $3.9 million for the three months ended March 31, 2017. Our interest rate spread and net interest margin for the three months ended March 31, 2017 decreased to 3.50% and 3.56%, respectively, from 3.90% and 3.94%, respectively, for the three months ended March 31, 2016. The lower yield and lower average balance of loans primarily contributed to the decrease in net interest margin for the three months ended March 31, 2017.

Provision for Loan Losses. We recorded a provision for loan losses of $105 thousand for the three months ended March 31, 2017 compared with $11 thousand for the three months ended March 31, 2016. There were $34 thousand net charge-offs for the three months ended March 31, 2017 compared to $2 thousand for the three months ended March 31, 2016. The higher provision is due primarily to loan growth.

Our total allowance for loan losses was $1.1 million, or 0.35%, of total gross loans, at March 31, 2017 and $922 thousand, or 0.32%, of total gross loans at June 30, 2016. The ending allowance for specifically identified impaired loans was $223 thousand at March 31, 2017 compared to $184 thousand at June 30, 2016. The recorded investment in impaired loans at March 31, 2017 was $4.8 million compared to $5.4 million at June 30, 2016. The allowance for specifically identified impaired loans at March 31, 2017 and June 30, 2016 includes an allowance of $202 thousand and $129 thousand, respectively, for PCI loans.

The general valuation allowance at March 31, 2017 and June 30, 2016 was $844 thousand and $738 thousand, respectively. Total loans evaluated collectively for impairment increased $15.5 million, or 5.4%, to $301.2 million at March 31, 2017 compared to $286.7 million at June 30, 2016. No general valuation allowance has been recorded for the acquired portion of our loan portfolio that was not determined to be PCI.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2017 and 2016. There have been no changes to our allowance for loan loss methodology.

Noninterest Income. Noninterest income increased $338 thousand, or 72.2%, to $806 thousand for the three months ended March 31, 2017 from $468 thousand for the three months ended March 31, 2016. Gains on the disposition of PCI loans of $482 thousand were recognized for the three months ended March 31, 2017 compared to no gains for the three months ended March 31, 2016. Net gains on sales of investment securities available for sale were $3 thousand for the three months ended March 31, 2017. There were $94 thousand in net gains on sales of investment securities for the three months ended March 31, 2016. Gains on sales of securities are largely market driven. Service charges and mortgage banking income declined for comparable periods as a result of decreased activity.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2017 decreased by $315 thousand, or 10.5%, to $2.7 million from $3 million for the same period in 2016. Salaries and employee benefits increased slightly. Professional and supervisory fees decreased $131 thousand. The prior year period professional fees were atypically high due to a $94 thousand accrual adjustment during the quarter. FDIC premiums have decreased $22 thousand as a result of the new FDIC premium rates.

Net expenses related to foreclosed assets decreased from $28 thousand for the three months ended March 31, 2016 to $6 thousand for the three months ended March 31, 2017. There was $811 thousand and $1.7 million of properties held in real estate owned as of March 31, 2017 and March 31, 2016, respectively. This decrease of $918 thousand in properties resulted in reduced expenses. Real estate owned is carried at the lower of its carrying value or fair value, less costs to sell. We typically do not experience large gains or losses on real estate properties sold.

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. For the three months ended March 31, 2017, we recognized expense for the decrease in the loan servicing asset of $3 thousand compared to expense of $142 thousand for the three months ended March 31, 2016. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Income Tax Expense. Income tax expense for the three months ended March 31, 2017 was $527 thousand compared with $359 thousand for the three months ended March 31, 2016. Our effective income tax rate was 27.5% and 20.5% for the same periods, respectively. The prior year period effective tax rate was atypically low due to a deferred tax asset adjustment in the prior year period.

Comparison of Operating Results for the Nine Months Ended March 31, 2017 and March 31, 2016

General. We reported net income of $4 million for the nine months ended March 31, 2017 compared to $3.8 million for the nine months ended March 31, 2016. Interest income decreased $518 thousand for the nine months ended March 31, 2017 while interest expense increased $97 thousand resulting in a net decrease to net interest income of $615 thousand. A provision for loan losses of $193 thousand was recognized for the nine months ended March 31, 2017 compared to $433 thousand for the nine months ended March 31, 2016. Noninterest income decreased $208 thousand for the nine months ended March 31, 2017 compared to March 31, 2016 primarily due to a reduction in gains recognized on the disposition of PCI loans. Total noninterest expense decreased $941 thousand primarily as a result of decreased foreclosed asset expenses, the positive change in the loan servicing asset, and various other reductions in expenses.

Interest Income. Interest income decreased by $518 thousand, or 4.0%, to $12.9 million for the nine months ended March 31, 2017. The yield on interest-earning assets decreased 20 basis points from 4.09% for the nine months ended March 31, 2016 to 3.89% for the nine months ended March 31, 2017. The decrease was slightly offset by an increase in total average interest-earning assets of $4.6 million to $442.1 million for the nine months ended March 31, 2017 from $437.5 million for the nine months ended March 31, 2016.

Interest income on loans was $11 million for the nine months ended March 31, 2017 compared to $11.7 million for the nine months ended March 31, 2016. The yield on loans decreased 28 basis points from 5.20% for the nine months ended March 31, 2016 to 4.92% for the nine months ended March 31, 2017, and the average balance of loans decreased by $1.8 million, or 0.60%, to $298.4 million for the nine months ended March 31, 2017 from $300.2 million for the nine months ended March 31, 2016. The decrease in the average balance of our loans is reflective of the run-off in the months following the acquisition of Stephens Federal Bank in December 2014. As a result of the acquisition, we obtained loans with slightly higher coupon rates from ours, which had a positive effect of increasing our overall loan portfolio yield in prior periods.

Interest income on investment securities increased by $137 thousand, or 8.6%, to $1.8 million for the nine months ended March 31, 2017 from $1.6 million for the nine months ended March 31, 2016. The increase reflected an increase in the average balance of securities of $7.1 million, or 6%, to $125.9 million for the nine months ended March 31, 2017 from $118.8 million for the nine months ended March 31, 2016 and an increase of four basis points in the yield on securities to 1.86% from 1.82%. The increase in the average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities during periods of low loan demand. The increase in the yield on our investment securities is reflective of our efforts to shift our portfolio concentration to investments in municipal securities, which give us slightly higher yields and in some cases provide tax-exempt income.

Interest Expense. Interest expense increased by $97 thousand, or 11.1%, to $972 thousand for the nine months ended March 31, 2017 from $875 thousand for the nine months ended March 31, 2016. The increase reflected an increase of three basis points in the average rate paid on deposits for the nine months ended March 31, 2017 to 0.35% from 0.32% for the nine months ended March 31, 2016. The increase in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $371.2 million for the nine months ended March 31, 2017 compared to $372.1 million for the nine months ended March 31, 2016.

The largest increase in interest expense related to expense on money market deposits, which increased $81 thousand, or 63.3%, to $209 thousand for the nine months ended March 31, 2017 from $128 thousand for the nine months ended March 31, 2016. Average money market deposit balances increased $23.3 million from $56.7 million for the nine months ended March 31, 2016 to $80 million for the nine months ended March 31, 2017. The increases resulted from a successful money market campaign during the year ended June 30, 2016.

The average rate paid on certificates of deposit was 0.43% for the nine months ended March 31, 2017 compared to 0.39% for the nine months ended March 31, 2016. Average balances decreased from $239.9 million for the nine month period ended March 31, 2016 to $214.3 million for the nine month period ended March 31, 2017. Lower volume resulted in a decrease in interest expense of $16 thousand for certificates of deposit.

The average balance of NOW and demand deposits decreased by $1.1 million while the average rate increased five basis points and the average balance of savings deposits increased $2.6 million and the average rate increased six basis points.

Net Interest Income. Net interest income before the provision for loan losses decreased by $615 thousand, or 4.9%, to $11.9 million for the nine months ended March 31, 2017. Our interest rate spread and net interest margin for the nine months ended March 31, 2017 decreased to 3.54% and 3.60%, respectively, from 3.77% and 3.82%, respectively, for the nine months ended March 31, 2016. Average loan volume decreased by $1.8 million, and the loan average yield declined 28 basis points, significantly contributing to the decrease in net interest margin for the nine months ended March 31, 2017.

Provision for Loan Losses. We recorded a provision for loan losses of $193 thousand for the nine months ended March 31, 2017 compared with $433 thousand for the nine months ended March 31, 2016. Net charge-offs for the nine months ended March 31, 2017 were $48 thousand compared to $284 thousand for the nine months ended March 31, 2016. The lower provision is due to lower net charge-offs, a smaller balance of PCI loans and the length of time that the PCI loans have been on the books.

The provision for specific valuation allowances on impaired loans was increased from $184 thousand at June 30, 2016 to $223 thousand at March 31, 2017. The recorded investment in impaired loans at March 31, 2017 was $4.8 million compared to $5.4 million at June 30, 2016. Total loans evaluated collectively for impairment increased $15.5 million, or 5.4% to $302.2 million at March 31, 2017 compared to $286.7 million at June 30, 2016.

Our total allowance for loan losses was $1.1 thousand, or 0.35%, of total gross loans, at March 31, 2017 and $922 thousand, or 0.32% of total gross loans at June 30, 2016. The ending allowance for specifically identified impaired loans was $223 thousand at March 31, 2017 compared to $184 thousand at June 30, 2016. The general valuation allowance at March 31, 2017 and June 30, 2016 was $844 thousand and $738 thousand, respectively. The allowance for specifically identified impaired loans at March 31, 2017 and June 30, 2016 includes an allowance of $202 thousand and $129 thousand, respectively for PCI loans. No general valuation allowance has been recorded for the acquired portion of our loan portfolio that was not determined to be PCI.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2017 and 2016. There have been no changes to our allowance for loan loss methodology.

Noninterest Income. Noninterest income decreased $208 thousand, or 10.4%, to $1.8 million for the nine months ended March 31, 2017 from $2 million for the nine months ended March 31, 2016. Gains on the disposition of PCI loans of $678 thousand were recognized for the nine months ended March 31, 2017 compared to $809 thousand for the nine months ended March 31, 2016. Net gains on sales of investment securities available for sale increased from $104 thousand for the nine months ended March 31, 2016 to $128 thousand for the nine months ended March 31, 2017. Gains on sales of securities are largely market driven.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2017 decreased by $941 thousand, or 10.8%, to $7.8 million from $8.7 million for the same period in 2016. Salaries and employee benefits decreased $111 thousand from the nine months ended March 31, 2016 to the nine months ended March 31, 2017 primarily due to decreases in the discretional contributions to the ESOP plan in 2017. Professional and supervisory fees decreased $92 thousand. This was primarily due to a $50 thousand recovery of legal fees previously expensed in the process of collecting on a loan, as well as no longer incurring any substantial legal expenses as a result of the acquisition of Stephens Federal. FDIC premiums decreased $39 thousand between the periods as a result of the new FDIC premium rates.

Net expenses related to foreclosed assets decreased from $251 thousand for the nine months ended March 31, 2016 to $43 thousand for the nine months ended March 31, 2017. Total expenses related to foreclosed assets were offset by net gains realized on sales of real estate owned of $95 thousand for the nine months ended March 31, 2017. A net loss of $87 thousand was recognized on sales of real estate owned for the nine months ended March 31, 2016. There was $1.7 million and $811 thousand of properties held in real estate owned as of March 31, 2017 and March 31, 2016, respectively. This decrease of $918 thousand in properties resulted in reduced expenses. Real estate owned is carried at the lower of its carrying value or fair value, less costs to sell. We typically do not experience large gains or losses on real estate properties sold.

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. For the nine months ended March 31, 2017, we recognized income for the increase in the loan servicing asset of $170 thousand compared to expense of $228 thousand for the nine months ended March 31, 2016. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Income Tax Expense.  Income tax expense for the nine months ended March 31, 2017 was $1.8 million compared with $1.6 million for the nine months ended March 31, 2016. Our effective income tax rate was 30.7% and 29.7% for the same periods, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of March 31, 2017), or approximately $120.2 million.

Common Stock Dividends. On August 25, 2016, November 25, 2016, and February 23, 2017 the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.6 million.

Equity Compensation Plans. During the three months ended March 31, 2017, no shares of restricted stock or stock options were issued to management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the period January 1, 2017 through March 31, 2017:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
January 1 - January 31, 2017	-	$-	-		85,825
February 1 - February 28, 2017	1,800	23.31	1,800		84,025
March 1 - March 31, 2017	15,638	24.99	15,638		68,387	(2)
Total	17,438	$24.81	17,438	(1)

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.
(2)	Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at March 31, 2017.

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

Oconee Federal Financial Corp.

Date: May 12, 2017

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of Curtis T. Evatt, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of John W. Hobbs, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32	Certification of Curtis T. Evatt, President and Chief Executive Officer, and John W. Hobbs, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheets
(ii) Consolidated Statements of Income and Comprehensive Income
(iii) Consolidated Statements of Changes In Shareholders’ Equity
(iv) Consolidated Statements of Cash Flows, and
(v) Notes to The Consolidated Financial Statements

