Form 10-K
period 2017-06-30
Oconee Federal Financial Corp.
filed 2017-09-15
CIK 1501078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 15, 2017 there were 5,756,157 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2016 was $38.2 million.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders. (Part III)

i

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
As of June 30, 2017, Oconee Federal Financial Corp. had 5,763,694 shares outstanding and a market capitalization of approximately $158.5 million.
The executive offices of Oconee Federal Financial Corp. are located at 201 East North Second Street, Seneca, South Carolina 29678, and the telephone number is (864) 882-2765. Our website address is www.oconeefederal.com. Information on our website should not be considered a part of this annual report. Oconee Federal Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At June 30, 2017, we had total assets of  $481.3 million, total deposits of  $394.5 million and total equity of  $86.0 million. We recorded net income of  $5.5 million for the year ended June 30, 2017.
Oconee Federal Savings and Loan Association
Oconee Federal Savings and Loan Association is a federally chartered savings and loan association headquartered in Seneca, South Carolina. Oconee Federal Savings and Loan Association was originally chartered by the State of South Carolina in 1924 and in 1991 it converted to a federal charter.
Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a lesser extent, nonresidential mortgage, construction and land, agricultural and other loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities, municipal securities and short-term deposits. We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of Atlanta. We conduct our business from our executive office and seven branch offices. Our offices are located in Oconee County, South Carolina, Stephens County, Georgia and Rabun County, Georgia. Our primary market area consists of the counties where we have offices and the nearby communities and townships in adjacent counties in South Carolina and Georgia.
Oconee Federal Savings and Loan Association is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank system.
Oconee Federal, MHC
Oconee Federal, MHC is a federally-chartered mutual holding company formed in January 2011 to become the mutual holding company of Oconee Federal Financial Corp. in connection with the mutual holding company reorganization of Oconee Federal Savings and Loan Association. As a mutual non-stock holding company, Oconee Federal, MHC has as its members all current holders of deposit accounts at Oconee Federal Savings and Loan Association and certain borrowers of as of October 21, 1991, whose borrowings remain outstanding. As a mutual holding company, Oconee Federal, MHC is required by law to own a majority of the voting stock of Oconee Federal Financial Corp. Oconee Federal, MHC is not currently, and at no time has been, an operating company.
Market Area
We conduct business through our executive office and four branches in the towns of Seneca, Walhalla, and Westminster South Carolina, and three branches in the towns of Toccoa and Clayton, Georgia. All five of our South Carolina offices are located in Oconee County, which is located on the I-85 corridor between the Charlotte and Atlanta metropolitan areas, approximately 120 miles south of Charlotte and approximately 120 miles north of Atlanta. Our South Carolina offices are also located approximately 40 miles south of Greenville, South Carolina, and 10 miles from Clemson, South Carolina. Two of our Georgia branches are located in Stephens County and one is located in Rabun County. Both counties border Oconee County, South Carolina. We also have a loan production office in both Clemson and Greer, South Carolina.
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
Competition
Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of our primary markets and the relatively large number of institutions that maintain a presence in the area. Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks. We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as investment services, trust services and private banking. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2016 the most recent date of available data, our market share of deposits represented 24.5%, 27.9%, and 8.9% of FDIC-insured deposits in Oconee County, SC, Stephens County, GA, and Rabun County, GA, respectively.
Lending Activities
The principal lending activity of Oconee Federal Savings and Loan Association is originating one-to-four family residential mortgage loans and, to a lesser extent, home equity loans and lines of credit, nonresidential real estate loans, construction and land loans, commercial loans, agricultural loans, and other loans. We increased our loan portfolio of nonresidential real estate loans, home equity loans and lines of credit, and added agricultural loans and to a much lesser extent than the other segments, commercial and industrial loans through a prior year acquisition. We plan to continue to maintain in our portfolio the loans we acquired that are of sound credit quality and to increase our lending in nonresidential real estate loans and commercial loans to a modest extent in our primary market area.
Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:
	At June 30,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$260,114	84.57%	$241,079	82.55%	$255,219	82.52%
Multi-family	1,864	0.61	1,994	0.68	2,572	0.83
Home equity	4,900	1.59	6,575	2.25	8,198	2.65
Nonresidential	18,916	6.15	20,299	6.95	21,675	7.01
Agricultural	1,441	0.47	2,957	1.01	4,164	1.35
Construction and land	15,254	4.96	14,083	4.82	14,510	4.69
Total real estate loans	302,489	98.35	286,987	98.26	306,338	99.05
Commercial and industrial	51	0.02	176	0.06	184	0.06
Consumer and other loans	5,018	1.63	4,900	1.68	2,745	0.89
Total loans	$307,558	100.00%	$292,063	100.00%	$309,267	100.00%
Allowance for loan losses	(1,016)		(922)		(1,008)
Loans, net	$306,542		$291,141		$308,259

	At June 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$213,585	92.55%	$203,277	91.61%
Multi-family	252	0.11	256	0.12
Home equity	227	0.10	292	0.13
Nonresidential	8,398	3.62	8,511	3.82
Construction and land	7,578	3.30	8,654	3.91
Total real estate loans	230,039	99.68	222,203	99.59
Consumer and other loans	747	0.32	925	0.41
Total loans	$230,786	100.00%	$223,128	100.00%
Allowance for loan losses	(855)		(751)
Loans, net	$229,931		$221,163

Contractual Maturities and Interest Rate Sensitivity.   The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	Real Estate Loans						Commercial and Industrial	Consumer and Other	Total
	One-to- Four Family	Multi- family	Home Equity	Non- Residential	Agricultural	Construction and Land
	(Dollars in thousands)
Amounts due in:
One year or less	$30,208	$—	$143	$5,534	$498	$793	$—	$—	$37,176
More than one to five years	47,055	240	258	3,720	—	538	—	88	51,899
More than five to ten years	72,435	82	38	477	—	821	—	47	73,900
More than ten years	110,416	1,542	4,461	9,185	943	13,102	51	4,883	144,583
Total	$260,114	$1,864	$4,900	$18,916	$1,441	$15,254	$51	$5,018	$307,558

For loans with maturities greater than one year from June 30, 2017, $30.2 million have variable rates and $240.2 million have fixed rates.
Loan Approval Procedures and Authority.   Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2017, based on the 15% limitation, Oconee Federal Savings and Loan Association’s loans-to-one-borrower limit was approximately $11.5 million. At June 30, 2017, our largest loan relationship with one borrower was for approximately $3.5 million secured by a brokerage account and was performing in accordance with its terms on that date.
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
Our lending officers do not have individual lending authority. We have a tiered approval process requiring multiple officers and/or committee approval depending on the size of the loan credit exposure. Total credit exposure is the sum total of all loans that a customer has directly or guarantees with Oconee Federal. To ensure adequate liquidity, under our loan policy, aggregate loans outstanding should not exceed our total deposits and advances from the Federal Home Loan Bank of Atlanta.
Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.
One-to-four Family Residential Real Estate.   The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences. These loans are made in amounts generally with loan-to-value ratios of up to 80% for traditional owner-occupied homes. For traditional homes, we may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral. We may make exceptions for special loan programs that we offer. At June 30, 2017, $260.1 million, or 84.6% of our total loan portfolio, consisted of one-to-four family residential mortgage loans. Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.

The repayment terms of our mortgage loans are generally up to 30 years for traditional homes and up to 15 years for manufactured or modular homes. The repayment terms of non-owner-occupied homes are generally up to 15 years for fixed-rate loans and up to 30 years for adjustable-rate loans. Although we typically retain in our portfolio the loans we originate, we generally originate our fixed-rate one-to-four family residential loans in accordance with secondary market standards. Due to consumer demand in the current low market interest rate environment, most of our recent originations are 15- to 30-year fixed-rate loans secured by one-to-four family residential real estate.
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
Multi-family.   Multi-family real estate loans generally have a maximum term of five years with a 30-year amortization period and a final balloon payment and are secured by properties containing five or more units in our market area. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. Our underwriting analysis includes considering the borrower’s expertise and requires verification of the borrower’s credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. We generally obtains personal guarantees on these loans.
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
Home Equity.   We offer home equity loans and lines of credit secured by first or second deeds of trust on primary residences in our market area. Our home equity loans and lines of credit are limited to an 80% loan-to-value ratio (including all prior liens). Standard residential mortgage underwriting requirements are used to evaluate these loans. We offer adjustable-rate and fixed-rate options for these loans with a maximum term of 10 years. The repayment terms on lines of credit are interest only monthly with principle due at maturity. Home equity loans have a more traditional repayment structure with principal and interest due monthly. The maximum term on home equity loans is 10 years with an amortization schedule not to exceed 20 years.
Nonresidential Real Estate.   Nonresidential loans include those secured by real estate mortgages on churches, owner-occupied and non-owner occupied commercial buildings of various types, retail and office buildings, hotels, churches, other business and industrial properties. The nonresidential real estate loans that we originate generally have terms of five to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75%.
We consider a number of factors in originating nonresidential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, cash flows, the applicable business plan, the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). The collateral underlying all nonresidential real estate loans is appraised by outside independent appraisers approved by our board of directors. Personal guarantees may be obtained from the principals of nonresidential real estate borrowers.
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
Agricultural.   Agricultural loans are secured by farmland and related improvements in our market area. These loans generally have terms of five to 20 years with amortization periods up to 20 years. The maximum loan-to-value ratio of these loans is generally 75%.
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
The application process for a construction loan includes a submission of accurate plans, specifications and costs of the project to be constructed or developed, a copy of the deed or plat survey of the real estate involved in the loan and an appraisal of the proposed collateral for the loan. Our construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed or certified appraisers or architects inspect the progress of the construction of the dwelling before disbursements are made.
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
Commercial and Industrial.   Commercial and industrial loans are offered to businesses and professionals in our market area. These loans generally have short and medium terms on both a collateralized and uncollateralized basis. The structure of these loans are largely determined by the loan purpose and collateral. Sources of collateral can include a lien on furniture, fixtures, equipment, inventory, receivables and other assets of the company. A UCC-1 is typically filed to perfect our lien on these assets.

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
Consumer.   We offer installment loans for various consumer purposes, including the purchase of automobiles, boats, and for other legitimate personal purposes. The maximum terms of consumer loans is 18 months for unsecured loans, 12 months for loans secured by marketable securities and 18 to 60 months for loans secured by a vehicle, depending on the age of the vehicle. We generally only extends consumer loans to existing customers or their immediate family members, and these loans generally have relatively low balances. To date, our consumer lending, apart from home equity loans, has been quite limited.
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
Secondary Mortgage Lending
We have access to the FHLMC secondary mortgage lending program. As such we originated $2.1 million and sold $2.0 million of conforming one-to-four residential real estate mortgage loans for the year ended June 30, 2017.
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

Delinquent Loans.   The following table sets forth our loan delinquencies by type and amount at the dates indicated:
	At June 30,
	2017				2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four family	$6,143	$1,109	$1,100	$8,352	$7,063	$1,000	$860	$8,923
Multi-family	—	—	—	—	—	—	—	—
Home equity	161	—	40	201	94	22	84	200
Nonresidential	—	43	—	43	—	48	942	990
Agricultural	—	448	—	448	—	—	—	—
Construction and land	40	—	35	75	93	—	25	118
Total real estate loans	6,344	1,600	1,175	9,119	7,250	1,070	1,911	10,231
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other loans	10	1	—	11	—	—	—	—
Total	$6,354	$1,601	$1,175	$9,130	$7,250	$1,070	$1,911	$10,231

Total delinquencies decreased $1.1 million, or 10.8%, to $9.1 million at June 30, 2017 as compared to total delinquencies of  $10.2 million at June 30, 2016. We count loans with partial payments due as delinquent.
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

	At June 30,
	2017	2016
	(Dollars in thousands)
Special mention assets	$4,621	$4,561
Substandard assets	7,766	8,201
Doubtful assets	—	—
Loss assets	—	—
Real estate owned	865	1,354
Total Special mention and Classified assets	$13,252	$14,116

Real estate owned assets decreased by $489 thousand, or 36.1%, to $865 thousand at June 30, 2017 from $1.4 million at June 30, 2016. Our substandard assets decreased by $435 thousand, or 5.3%, to $7.8 million at June 30, 2017 from $8.2 million at June 30, 2016. Our overall classified asset totals decreased by $864 thousand, or 6.1%, to $13.3 million at June 30, 2017 from $14.1 million at June 30, 2016. Special mention assets at June 30, 2017 consisted primarily of one-to-four family real estate loans of  $2.7 million, nonresidential real estate loans of  $1.4 million, and other loans of  $569 thousand. Substandard assets at June 30, 2017 consisted primarily of  $6.5 million in one-to-four family residential real estate loans, $710 thousand of nonresidential real estate loans and $514 thousand of other loans.
Loans classified as substandard and doubtful are considered to be impaired loans. Impaired loans are loans for which we do not reasonably believe that we will collect all contractual principal and interest payments due on the loans. The recorded investment of these loans at June 30, 2017 was $4.5 million, a decrease of $900 thousand from $5.4 million at June 30, 2016. Specific allowances of  $8 thousand and $184 thousand were reserved for these loans at June 30, 2017 and 2016, respectively.
Nonperforming Assets.   We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection. Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual. Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. Loans are moved to nonaccrual status in accordance with our policy, which is typically after 90 days of non-payment. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended June 30, 2017, there were no defaults on any loans that were considered TDRs. At June 30, 2017, all TDRs were on nonaccrual status.
The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:
	At June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,762	$2,133	$2,311	$1,647	$1,493
Multi-family	—	—	—	—	—
Home equity	89	126	—	—	—
Nonresidential	43	942	1,379	—	—
Agricultural	514	531	487	—	—
Construction and land	75	25	—	—	—
Total real estate loans	3,483	3,757	4,177	1,647	1,493

	At June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total nonaccrual loans	$3,483	$3,757	$4,177	$1,647	$1,493
Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$493
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	493
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total accruing loans past due 90 days or more	—	—	—	—	493
Total of nonaccrual and 90 days or more past due loans	$3,483	$3,757	$4,177	$1,647	$1,986
Real estate owned:
One-to-four family	$152	$899	$1,335	$744	$1,047
Multi-family	—	—	—	—	—
Home equity	—	267	—	—	—
Nonresidential	713	188	365	—	—
Construction and land	—	—	392	—	—
Total real estate owned	865	1,354	2,092	744	1,047
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$4,348	$5,111	$6,269	$2,391	$3,033
Troubled debt restructurings	$—	$—	$—	$—	$—
Troubled debt restructurings and total nonperforming assets	$4,348	$5,111	$6,269	$2,391	$3,033
Total nonperforming loans to total loans	1.13%	1.29%	1.35%	0.71%	0.89%
Total nonperforming assets to total assets	0.90%	1.05%	1.32%	0.66%	0.82%
Total nonperforming assets to loans and real estate owned	1.41%	1.74%	2.01%	1.03%	1.35%
All nonperforming loans in the table above were classified either as substandard or doubtful. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
Interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $205 thousand for the year ended June 30, 2017. Interest of  $130 thousand was recognized on these loans and is included in net income for the year ended June 30, 2017. Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $137 thousand for the year ended June 30, 2017. Interest recognized on trouble debt restructured loans during the year ended June 30, 2017 totaled $64 thousand.

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

Acquired loans that are identified as purchased credit impaired (PCI) will continue to be classified as PCI for their remaining lives, even if modified, extended or renewed, unless they meet the criteria for a TDR. We perform the same type of evaluation for these loans as any other loan that we believe to be impaired. Each PCI loan is evaluated on an individual basis quarterly.
Overall Allowance.   Our allowance at June 30, 2017 reflects both a general valuation component of  $1.0 million and a specific component of  $8 thousand for loans determined to be impaired. In comparison, our allowance at June 30, 2016 consisted of a general valuation component of  $738 thousand and a specific component of  $184 thousand. The overall allowance increased $94 thousand and remained generally stable as a percentage of total loans at 0.33% and 0.32% at June 30, 2017 and 2016, respectively. Impaired loans decreased from $5.4 million to $3.7 million from June 30, 2016 to June 30, 2017 as a result of our efforts to continue liquidating acquired problem loans.
At June 30, 2017, all impaired loans were within our acquired loan portfolio and totaled $3.7 million, all of which were purchased credit impaired. The amount of impairment measured on these loans was $8 thousand. At June 30, 2016, within our acquired loan portfolio, we had a total of  $5.4 million in impaired loans, $4.4 million of which were purchased credit impaired. The remaining $1.0 million of impaired loans were identified as having evidence of credit deterioration not existing at the acquisition date. The amount of impairment measured on these loans was $184 thousand.
Within our originated portfolio, there were no loans identified as impaired at June 30, 2017 or June 30, 2016. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2017 and 2016. Net charge-offs for the year ended June 30, 2017 were $109 thousand compared to $537 thousand for the year ended June 30, 2016.
Allowance for Loan Losses.   The following table sets forth activity in our allowance for loan losses for the years indicated:
	Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance at beginning of year	$922	$1,008	$855	$751	$857
Provision for loan losses	203	451	195	108	260
Charge-offs:
Real estate loans
One-to-four family	(33)	(447)	—	(4)	(366)
Multi-family	—	—	—	—	—
Home equity	—	(72)	(40)	—	—
Nonresidential	(77)	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	(9)	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	(1)	(9)	(2)	—	—
Total charge-offs	(111)	(537)	(42)	(4)	(366)

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Recoveries:
Real estate loans
One-to-four family	2	—	—	—	—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	2	—	—	—	—
Net charge-offs	(109)	(537)	(42)	(4)	(366)
Allowance at end of year	$1,016	$922	$1,008	$855	$751
Allowance to nonperforming loans	29.17%	24.54%	24.13%	51.91%	37.81%
Allowance to total loans outstanding at the end of the year	0.33	0.31	0.32	0.37	0.34
Net charge-offs to average loans outstanding during the year	0.04	0.18	0.01	0.00	0.16
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
	At June 30,
	2017			2016			2015
	(Dollars in thousands)
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to-four family	$900	88.59%	84.57%	$733	79.50%	82.56%	$910	90.27%	82.57%
Multi-family	4	0.39	0.61	4	0.43	0.68	4	0.40	0.83
Home equity	2	0.20	1.59	2	0.22	2.19	1	0.10	2.64
Nonresidential	63	6.20	6.15	130	14.10	6.93	55	5.46	6.98
Agricultural	1	0.10	0.47	5	0.54	1.01	4	0	1
Construction and land	35	3.44	4.96	39	4.23	4.89	25	2.48	4.70
Total real estate loans	1,005	98.92	98.35	913	99.02	98.26	999	99.11	99.06
Commercial and industrial	4	0.39	0.02	6	1	0.06	—	—	0
Consumer and other loans	7	0.69	1.63	3	0.33	1.68	9	0.89	0.88
Total allowance for loan losses	$1,016	100.00%	100.00%	$922	100.00%	100.00%	$1,008	100.00%	100.00%

	At June 30,
	2014			2013
	(Dollars in thousands)
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to-four family	$736	86.08%	92.55%	$665	88.55%	91.61%
Multi-family	4	0.47	0.11	4	0.53	0.12
Home equity	1	0.12	0.10	1	0.13	0.13
Nonresidential	52	6.08	3.62	52	6.92	3.82
Construction and land	59	6.90	3.30	27	3.60	3.91
Total real estate loans	852	99.65	99.68	749	99.73	99.59
Consumer and other loans	3	0.35	0.32	2	0.27	0.41
Total allowance for loan losses	$855	100.00%	100.00%	$751	100.00%	100.00%

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
At June 30, 2017, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.
Our investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of June 30, 2017, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. At June 30, 2017, none of the collateral underlying our securities portfolio was considered subprime or Alt-A (generally defined as loan collateral having less than full documentation).
Current accounting principles require that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at fair value and securities held-to-maturity are reported at amortized cost. All securities were classified as available-for-sale at June 30, 2017 and 2016. A periodic review and evaluation of our securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. At June 30, 2017, the fair values of our securities are based on published or securities dealers’ market values. At June 30, 2017, the amortized cost of our securities classified as available-for-sale was $118.7 million compared to $129.3 million at June 30, 2016. The fair value of securities classified as available-for-sale was $118.3 million compared to $132.1 million at June 30, 2016. The decrease in securities classified as available-for-sale is a result of using paydowns and sales of securities to fund our loan demand.
U.S. Government and Federal Agency Obligations.   We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
Mortgage-Backed Securities.   At June 30, 2017, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $44.9 million and $44.8 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. GNMA, a United States Government agency, and government sponsored enterprises, such as FNMA and FHLMC, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.
Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. Also, in September 2008, the Federal Housing Finance Agency placed FHLMC and FNMA into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that FHLMC and FNMA meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by FHLMC or FNMA. Both FHLMC and FNMA remain in conservatorship with the Federal Housing Finance Agency.
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
Bank-Owned Life Insurance.   We invest in bank-owned life insurance to provide us with a funding source for deferred compensation agreements. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2017 and 2016, we had $18.1 million and $17.6 million, respectively, invested in bank-owned life insurance.
Securities Portfolio Composition.   The following table sets forth the composition of our securities portfolio at the dates indicated:
	At June 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	$182	$20	$151	$20	$180
Certificates of deposit	6,230	6,228	7,470	7,534	7,221	7,242
Corporate debt securities	—	—	8,932	9,116	—	—
Municipal securities	39,847	39,799	33,508	34,481	13,574	13,433
SBA loan pools	563	565	1,268	1,273	2,249	2,266
CMOs	13,024	12,785	—	—	—	—
U.S. Government agency mortgage-backed securities	44,884	44,825	68,103	69,403	64,177	64,142
U.S. Government agencies	14,082	13,950	9,957	10,126	23,967	23,904
Total available-for-sale	$118,650	$118,334	$129,258	$132,084	$111,208	$111,167

Securities Portfolio Maturities and Yields.   The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2017. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2017 was 4.4 years.
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$—	—%	$—	—%	$—	—%
Certificates of deposit	1,992	1.23	4,238	1.72	—	0.00
Municipal securities	—	—	5,613	1.83	23,781	2.18
SBA loan pools	—	—	563	3.15	—	—
CMOs	—	—	7,535	1.94	5,489	2.16
U.S. Government agency mortgage-backed securities	—	—	31,717	2.22	13,167	2.26
U.S. Government agency bonds	997	1.40	7,046	1.69	6,039	1.96
Total available-for-sale	$2,989	1.29%	$56,712	2.05%	$48,476	2.17%

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	—%	$20	—%
Certificates of deposit	—	—	6,230	1.56
Municipal securities	10,453	2.51	39,847	2.22
SBA loan pools	—	—	563	3.15
CMOs	—	—	13,024	2.03
U.S. Government agency mortgage-backed securities	—	—	44,884	2.24
U.S. Government agency bonds	—	—	14,082	1.78
Total available-for-sale	$10,473	2.51%	$118,650	2.12%

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated:
	At June 30,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits(1)	$73,689	18.68%	$72,201	18.07%	$71,208	18.07%
Money market deposits	88,376	22.40	74,774	18.71	17,514	4.44
Regular savings and other deposits	28,903	7.33	28,677	7.18	48,821	12.39
Certificates of deposit – IRA	59,580	15.10	62,111	15.54	66,670	16.92
Certificates of deposit – other	143,957	36.49	161,871	40.50	189,880	48.18
Total	$394,505	100.00%	$399,634	100.00%	$394,093	100.00%

(1)
Includes noninterest bearing deposits of  $32.0 million and $23.4 million at June 30, 2017 and 2016, respectively.

As of June 30, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $250 thousand was approximately $11.5 million. The following table sets forth the maturity of these certificates of deposit as of June 30, 2017:
June 30, 2017 Certificates of Deposit greater than or equal to $250 thousand
(Dollars in thousands)
Maturity Period:
Three months or less	$2,652
Over three through six months	1,850
Over six through twelve months	1,808
Over twelve months	5,158
Total	$11,468

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
We had no borrowings from the Federal Home Loan Bank of Atlanta at June 30, 2017 and June 30, 2016. At June 30, 2017, we had access to Federal Home Loan Bank of Atlanta advances of up to $120.3 million. It is possible that we may use Federal Home Loan Bank of Atlanta advances or other short-term borrowings to fund loan demand or to purchase securities in the future.
Subsidiary and Other Activities
Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.
Personnel
As of June 30, 2017, we had 81 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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
At June 30, 2017, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.
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
Net Operating Loss Carryovers.   A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. A net operating loss carryforward of  $375 thousand was acquired as part of a prior year acquisition. At June 30, 2017 and 2016, $323 thousand and $344 thousand, respectively, of this carryforward remained.
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
SUPERVISION AND REGULATION
General
As a federal savings association, Oconee Federal Savings and Loan Association is primarily subject to examination and regulation by the OCC and, secondarily, by the FDIC as deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Oconee Federal Savings and Loan Association may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. Under this system of federal regulation, insured depository institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Oconee Federal Savings and Loan Association also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. Oconee Federal Savings and Loan Association must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. Oconee Federal Savings and Loan Association also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the eleven regional banks in the Federal Home Loan Bank System. The OCC examines Oconee Federal Savings and Loan Association and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Oconee Federal Savings and Loan Association’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of Oconee Federal Savings and Loan Association’s loan documents and certain consumer protection matters.
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

Proposed Legislation — The Financial CHOICE Act of 2017
In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017 (the “CHOICE Act”), which is intended to repeal or amend many of the provisions of the Dodd-Frank Act. The CHOICE Act contains a broad range of legislation that primarily affect larger banks. It also contains a range of provisions that would facilitate capital raising by community banks in both mutual and stock form, and simplify the regulation and examination of community banks and mutual holding companies.
Significant provisions of the CHOICE Act, as it relates to community banks, include the following: (i) a bank of any size that maintains a leverage capital ratio of at least 10% may elect to be regulated as a “qualifying banking organization,” and thereby would be exempt from laws and regulations that address capital and liquidity requirements, capital distributions to stockholders, and the enhanced prudential standards of the Dodd-Frank Act including mandatory stress testing, resolution plans and short-term debt and leverage limit requirements, as well as other laws and regulations. Qualifying banking organizations would also be considered “well capitalized” for purposes of the prompt corrective action rules, restrictions on brokered deposits, restrictions on interstate branching and merger transactions, and other laws and regulations; (ii) the small bank holding company exemption would be increased from $1.0 billion to $10.0 billion; (iii) mutual and stock federal savings banks would be able to elect to exercise the same powers as national banks without converting charters; and (iv) the establishment of a safe-harbor from “ability to repay” requirements for mortgage loans held by a depository institution since their origination.
With respect to SEC and corporate governance compliance, the CHOICE Act reverses a number of changes required by the Dodd-Frank Act. These include: prohibiting universal proxy ballots in proxy contests; modernizing stockholder proposal thresholds; repealing the requirement that publicly traded companies disclose the ratio of median employee versus chief executive officer pay; and increasing the exemption from complying with an outside auditor’s attestation of a company’s internal financial controls to issuers with market capitalizations of up to $500 million.
Under the CHOICE Act, all federally-chartered mutual holding companies would be permitted to waive the receipt of dividends from their mid-tier holding company or savings bank subsidiaries without obtaining a member vote and without dilution to minority stockholders in the event the mutual holding company converts to stock form at a future date.
Management believes that, if enacted, the CHOICE Act would provide substantial benefits to community banks and their holding companies. There can be no assurance, however, that the CHOICE Act or any of its provisions, will be enacted into law.
Federal Banking Regulation
Business Activities.   A federal savings and loan association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the federal regulations thereunder. Under these laws and regulations, Oconee Federal Savings and Loan Association may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Oconee Federal Savings and Loan Association also may establish subsidiaries, including those that may engage in certain activities not otherwise permissible for Oconee Federal Savings and Loan Association, including real estate investment and securities and insurance brokerage.
Capital Requirements.   On January 1, 2015, the OCC and the other federal bank regulatory agencies made effective a final rule which revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of federal law. The revised requirements apply to all depository institutions and top-tier bank and savings and loan holding companies with total consolidated assets of  $1 billion or more.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Effective January 1, 2017, the capital conservation buffer was 1.25%.
We have conducted an analysis of the application of these new capital requirements as of June 30, 2017. We have determined that we meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.
Loans-to-One Borrower.   Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by specified readily marketable collateral, which does not include real estate. As of June 30, 2017, Oconee Federal Savings and Loan Association’s largest lending relationship with a single or related group of borrowers totaled $3.5 million, which represented 4.5% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.
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
A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. In addition, non-compliance with the QTL test is subject to agency enforcement action for a violation of law. At June 30, 2017, Oconee Federal Savings and Loan Association maintained approximately 78% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.
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

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before its board of directors declares a dividend.
A notice or application for a capital distribution may be disapproved if:
•
the association would be undercapitalized following the distribution;

•
the proposed capital distribution raises safety and soundness concerns; or

•
the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. In addition, Oconee Federal Savings and Loan Association’s ability to pay dividends is limited if Oconee Federal Savings and Loan Association does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Oconee Federal Financial Corp. to pay dividends to its stockholders. See “Capital Requirements” above.
Liquidity.   A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater of highly liquid assets. At June 30, 2017, this ratio was 33.2%. Total cash and cash equivalents was 5.2% of total deposits at June 30, 2017.
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
Transactions with Related Parties.   A federal savings and loan association’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and the Federal Reserve Act and its implementing, regulations. The term “affiliate” for these purposes generally means any company that controls, is controlled by, or is under common control with an insured depository institution such as Oconee Federal Savings and Loan Association. Oconee Federal Financial Corp. and Oconee Federal, MHC are affiliates of Oconee Federal Savings and Loan Association. In general, transactions with affiliates must be on terms that are as favorable to the savings and loan association as comparable transactions with non-affiliates and are subject to certain quantitative limits and collateral requirements. In addition, savings and loan associations are prohibited from lending to any affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Transactions with affiliates also must be consistent with safe and sound banking practices and not involve the purchase of low-quality assets.
Oconee Federal Savings and Loan Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of the Federal Reserve Act and related regulations. Among other things, those provisions require that extensions of credit to insiders:

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
Enforcement.   The OCC has primary enforcement responsibility over federal savings and loan associations, including the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If the OCC does not take action, the FDIC has authority to take action under specified circumstances.
Standards for Safety and Soundness.   The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. These standards relate to, among other things, internal controls, information security systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
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
At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. If an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, an institution that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized institution’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more of a number of additional restrictions. “Critically undercapitalized” institutions are then subject to additional measures.
At June 30, 2017, Oconee Federal Savings and Loan Association met the criteria for being considered “well-capitalized.”
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
Under the FDIC’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund. The range of assessments for banks of less than $10 billion in assets is 1 1∕2 basis points to 30 basis points of total assets less tangible capital, effective July 1, 2016. Risk categories are based upon a combination of examination ratings and financial modeling designed to estimate the probability that an institution fails over a three year period.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2017, the annualized FICO assessment rate equaled 0.54 basis points of total assets less tier 1 capital. The bonds issued by the FICO are due to mature in 2017 through 2019.
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
Federal Home Loan Bank System.   Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2017, Oconee Federal Savings and Loan Association was in compliance with this requirement.
Other Regulations
Interest and other charges collected or contracted for by Oconee Federal Savings and Loan Association are subject to state usury laws and federal laws concerning interest rates. Oconee Federal Savings and Loan Association’s operations are also subject to federal laws (and regulations) applicable to credit transactions, such as the:
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

•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•
Truth in Savings Act.

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

Holding Company Regulation
General.   Oconee Federal, MHC and Oconee Federal Financial Corp. are non-diversified savings and loan holding companies within the meaning of the federal law. As such, Oconee Federal, MHC and Oconee Federal Financial Corp. are registered savings and loan holding companies and are subject to regulation, examinations, supervision by and reporting to the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over Oconee Federal Financial Corp. and Oconee Federal, MHC, and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Oconee Federal Savings and Loan Association.
Permitted Activities.   The business activities of savings and loan holding companies are generally limited to those activities permissible for financial holding companies under the Bank Holding Company Act of 1956, provided certain conditions are met and financial holding company status is selected, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.
Federal law prohibits a savings and loan holding company, including Oconee Federal Financial Corp. and Oconee Federal, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a class of voting stock of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted for a savings and loan holding company; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board evaluates such factors as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community and competitive factors.
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
Capital.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. The final capital rule discussed above implemented the consolidated capital requirements for savings and loan holding companies, effective January 1, 2015. However, holding companies with less than $1 billion of total consolidated assets (which currently includes the Company) are exempted from the consolidated capital requirements unless otherwise advised by the Federal Reserve Board.
Source of Strength.   Federal law extends the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings associations by providing capital, liquidity and other support in times of financial stress.
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
Waivers of Dividends by Oconee Federal, MHC.   Oconee Federal Financial Corp. may pay dividends on its common stock to public shareholders. If it does, it is also required to pay dividends to Oconee Federal, MHC, unless Oconee Federal, MHC elects to waive the receipt of dividends. Under federal law, Oconee Federal, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Oconee Federal Financial Corp. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. There can be no assurance that a particular dividend waiver request would be approved by the Federal Reserve Board. In addition, any dividends waived by Oconee Federal, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.
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
ITEM 1B.   Unresolved Staff Comments
None.

ITEM 2.   Properties
As of June 30, 2017, the net book value of our properties was $6.2 million. The following is a list of our offices:
Location				Year Acquired	Square Footage	Net Book Value of Real Property
						(Dollars in thousands)
Main Office	115 E. North 2nd St.	Seneca, South Carolina	Owned	1966	7,000	$ 799
Main Office Annex	201 E. North 2nd St.	Seneca, South Carolina	Owned	1996	7,500	597
Branch Office	813 123 By-Pass	Seneca, South Carolina	Owned	1985	5,250	481
Branch Office	204 W. North Broad St.	Walhalla, South Carolina	Owned	1973	3,100	355
Branch Office	111 W. Windsor St.	Westminster, South Carolina	Owned	1972	3,200	245
Branch Office	2859 Highway 17 Alternate	Toccoa, Georgia	Owned	2014	17,007	2,434
Branch Office	12 East Doyle St.	Toccoa, Georgia	Owned	2014	5,548	791
Branch Office	221 Highway 76 East	Clayton, Georgia	Owned	2014	5,851	460
						$ 6,162

We also have a loan production office in both Clemson and Greer, South Carolina.
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
At June 30, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 4.   Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market.   Our common stock is listed on the Nasdaq Capital Market under the symbol “OFED.” The approximate number of holders of record of our common stock as of September 15, 2017 was 310. Certain shares of our common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the Nasdaq Capital Market and the cash dividends declared per common share, for the periods shown:
	High	Low	Dividends
Quarter ended June 30, 2017	$29.00	$24.56	$0.10
Quarter ended March 31, 2017	$25.75	$21.55	$0.10
Quarter ended December 31, 2016	$24.25	$20.90	$0.10
Quarter ended September 30, 2016	$23.99	$19.25	$0.10
Quarter ended June 30, 2016	$20.75	$18.53	$0.10
Quarter ended March 31, 2016	$20.49	$18.21	$0.10
Quarter ended December 31, 2015	$20.00	$17.95	$0.10
Quarter ended September 30, 2015	$20.00	$17.01	$0.10
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

Equity Compensation Plans.   At June 30, 2017, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Repurchases.   On November 24, 2015, the Board of Directors authorized the repurchase of up to 175,000 shares of the Company’s common stock, terminating the previous authorization on June 19, 2013 to repurchase 150,000 shares. The repurchase authorization has no expiration date. In connection with this repurchase authorization, the Company has purchased a total of 116,446 shares of its common stock. During the three months ended June 30, 2017, the Company repurchased the following shares:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plan	Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
April 1 – April 30, 2017	—	$—	—	68,387
May 1 – May 31, 2017	—	—	—(1)	68,387(2)
June 1 – June 30, 2017	9,833	28.06	9,833(1)	58,554(2)
Total	9,833	$28.06	9,833

(1)
All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.

(2)
Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at June 30, 2017.

Sales of Unregistered Securities.   During the year ended June 30, 2017, we did not offer or sell any unregistered securities.
ITEM 6.   Selected Financial Data
	At or For the Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Financial condition data:
Total assets	$481,317	$485,640	$475,344	$360,501	$370,095
Investment securities	118,334	132,084	111,167	103,806	96,024
Loans receivable, net	306,542	291,141	308,259	229,931	221,163
Deposits	394,505	399,634	394,093	281,015	292,422
Total equity	85,961	85,401	80,790	76,981	76,162
Operating data:
Interest and dividend income	$17,154	$17,755	$16,185	$12,976	$13,992
Interest expense	1,324	1,189	1,229	1,480	2,174
Net interest income	15,830	16,566	14,956	11,496	11,818
Provision for loan losses	203	451	195	108	260
Noninterest income	2,126	2,643	1,398	608	410
Noninterest expenses	10,750	11,480	8,957	6,307	5,496
Income before income taxes	7,003	7,278	7,202	5,689	6,472
Income taxes	1,478	2,032	2,690	2,050	2,432
Net income	$5,525	$5,246	$4,512	$3,639	$4,040
Basic net income per share	$0.97	$0.91	$0.79	$0.64	$0.67
Diluted net income per share	$0.95	$0.90	$0.78	$0.64	$0.67

	For the Years Ended June 30,
	2017	2016	2015	2014	2013
Performance ratios:
Return on average assets	1.15%	1.09%	1.04%	1.00%	1.08%
Return on average equity	6.84	6.31	5.64	4.78	5.00
Interest rate spread(1)	3.52	3.72	3.66	3.20	3.10
Net interest margin(2)	3.58	3.77	3.73	3.30	3.25
Noninterest expense to average assets	2.23	2.39	2.07	1.74	1.46
Efficiency ratio(3)	60.30	60.16	55.33	53.13	45.44
Average interest-earning assets to average interest-bearing liabilities	1.19x	1.18x	1.20x	1.24x	1.26x
End of year equity to average assets	17.83%	17.78%	18.61%	21.22%	20.30%
Average equity to average assets	16.75	17.29	18.44	20.98	21.54
Capital ratios:
Total capital to risk weighted assets	32.46%	31.00%	32.28%	42.31%	44.29%
Common equity tier 1 capital to risk weighted assets	32.00	30.59	31.82	N/A	N/A
Tier I capital to risk weighted assets	32.00	30.59	31.82	41.73	43.83
Tier I capital to adjusted total assets	15.90	15.40	15.39	19.61	19.62
Asset quality ratios:
Allowance for loan losses as a percentage of total loans	0.33%	0.32%	0.32%	0.37%	0.34%
Allowance for loan losses as a percentage of nonperforming loans	29.17	24.54	24.13	51.91	37.81
Allowance for loan losses as a percentage of nonperforming assets	23.37	18.04	16.08	35.76	24.76
Net charge-offs to average outstanding loans during the period	0.04	0.18	0.01	0.00	0.16
Nonperforming loans as a percentage of total loans	1.13	1.29	1.35	0.71	0.89
Nonperforming assets as a percentage of total assets	0.90	1.05	1.32	0.66	0.82
Nonperforming assets as a percentage of loans and real estate owned	1.41	1.74	2.01	1.03	1.35
Other:
Number of full-service branch offices	7	7	7	4	4

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

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a much lesser extent, nonresidential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities and municipal securities. Our revenues are derived principally from the interest on loans and securities and loan fees and service charges. Our primary sources of funds are deposits and principal and interest payments on loans and securities. At June 30, 2017, we had total assets of  $481.3 million, total deposits of  $394.5 million and total equity of  $86.0 million.

A significant majority of our assets consist of long-term, fixed-rate residential mortgage loans and, to a much lesser extent, investment-quality securities, which we have funded primarily with deposit accounts and the repayment of existing loans. We generally do not rely on outside borrowings. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including U.S. Government and federal agency securities, mortgage-backed securities and municipal securities) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts and certificates of deposit. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service charges on deposit accounts and miscellaneous other income. Noninterest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional and supervisory fees, office expense, provision for real estate owned and related expenses, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.
Other than our loans for the construction of one-to-four family residential mortgage loans, we do not offer “interest only” mortgage loans on one-to-four family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his or her loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans.
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
See Note 1 “Summary of Significant Accounting Policies” and Note 4 “Loans” to the accompanying Consolidated Financial Statements contained in Item 8 for additional discussion on the allowance for loan losses.
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
Business Strategy
We have continued our primarily focus on the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:
•
Continue to Focus on Residential Lending.   We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area. As of June 30, 2017, $260.1 million, or 84.6%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (including home equity loans). In the future, we may gradually increase our residential construction and home equity loan portfolios.

•
Maintain a Modest Portfolio of Nonresidential Real Estate Loans.   We have historically maintained a small portfolio of nonresidential real estate loans. Our nonresidential real estate loans were $18.9 million, or 6.2% of our total loan portfolio at June 30, 2017. We plan to increase our efforts toward more nonresidential real estate lending in the future in an effort to increase our loan portfolio yields and to better manage our interest rate risk.

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

•
Rely on Community Orientation and High Quality Service to Maintain and Build a Loyal Local Customer Base and Maintain our Status as an Independent Community-Based Institution.   We were established in 1924 and have been operating continuously in Oconee County since that time. By using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services, we have been able to attract a solid base of local retail customers on which to continue to build our banking business. We have historically focused on promoting relationships within our community rather than specific banking products, and we expect to continue to build our customer base by relying on customer referrals and referrals from local builders and realtors. We extend this strategy to the Rabun and Stephens counties as well.

•
Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality.   We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our nonperforming assets totaled $4.3 million, or 0.9% of total assets at June 30, 2017. Our total nonperforming loans to total loans ratio was 1.1% at June 30, 2017. Total loan delinquencies, 30 days or more past due, as of June 30, 2017, were $9.1 million, or 3.0% of total loans. A prior year acquisition of Stephens Federal resulted in increases to nonperforming assets and delinquencies compared to periods prior to the acquisition; however, these have subsequently declined.
Comparison of Financial Condition at June 30, 2017 and June 30, 2016
Our total assets decreased by $4.3 million, or 0.9%, to $481.3 million at June 30, 2017 from $485.6 million at June 30, 2016. Securities available-for-sale decreased $13.8 million from June 30, 2016 to June 30, 2017. Total gross loans increased to $307.6 million at June 30, 2017 from $292.1 million at June 30, 2016. The majority of the increase was in our one-to-four family loans, which increased by $19.0 million, or 7.9%, to $260.1 million at June 30, 2017 from $241.1 million at June 30, 2016. Loan growth was funded by liquidation of securities available-for-sale and interest earning deposits.
Our total deposits decreased to $394.5 million at June 30, 2017 from $399.6 million at June 30, 2016. We believe that the sustained low interest rate environment has prompted many depositors to move their funds to the stock market seeking higher yielding investments. We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2017.
Our total cash and deposit balance includes the deposits of Oconee Federal, MHC.
We had no advances from the Federal Home Loan Bank of Atlanta as of June 30, 2017 and 2016. We had credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets, or approximately $120.3 million at June 30, 2017. We had credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 11% of total assets, or approximately $53.2 million at June 30, 2016. This amount increased to 25% of total assets subsequent to June 30, 2016 due to the new credit policies of the Federal Home Loan Bank of Atlanta.
Our total stockholders’ equity increased $560 thousand to $86.0 million at June 30, 2017 from $85.4 million at June 30, 2016. The increase is primarily the result of net income for the year ended June 30, 2017 of  $5.5 million and the $496 thousand in ESOP shares earned and $256 thousand in recognition of compensation expense associated with our equity incentive plans, all of which increased equity. These increases were offset by a decrease in unrealized gains on our available-for-sale securities of  $2.0 million, which is included net of tax in accumulated other comprehensive income; dividend payments of  $2.3 million and the repurchases of 65,214 shares of stock for $1.5 million.
Comparison of Operating Results for the Years Ended June 30, 2017 and June 30, 2016
General.   Net income increased by $279 thousand, or 5.3%, to $5.5 million for the year ended June 30, 2017 from $5.2 million for the year ended June 30, 2016. The increase in net income was the result of a decrease in noninterest expense of  $730 thousand, or 6.4%, from $11.5 million to $10.8 million and a decrease in tax expense of  $554 thousand, or 27.3%. These decreases in expenses were offset by a decrease in net interest income before the provision for loan losses of  $736 thousand, or 4.4%, and a decrease in noninterest income of  $517 thousand, or 19.6%.
Interest Income.   Interest income decreased by $601 thousand, or 3.4%, to $17.2 million for the year ended June 30, 2017 from $17.8 million for the year ended June 30, 2016. The decrease was primarily the result of a lower average yield on loans during the year ended June 30, 2017 as compared to the year ended June 30, 2016. The average balance of interest-earning assets increased to $442.4 million for the year ended June 30, 2017 from $439.2 million for the year ended June 30, 2016. The average yield on interest-earning assets decreased to 3.88% for the year ended June 30, 2017 from 4.04% for the year ended June 30, 2016.
Interest income on loans decreased $744 thousand, or 4.8%, to $14.6 million for the year ended June 30, 2017 from $15.4 million for the year ended June 30, 2016. The average balance of our loans increased to $300.6 million for the year ended June 30, 2017 from $297.9 million for the year ended June 30, 2016. The average yield was 4.87% for the year ended June 30, 2017 compared to 5.16% for the year ended June 30, 2016, a result of the reducing balances of older higher yielding loans.

Interest income on investment securities increased $78 thousand, or 3.5%, to $2.33 million for the year ended June 30, 2017 from $2.25 million for the year ended June 30, 2016, reflecting an increase of  $2.4 million, or 2.0%, in the average balances of securities to $123.9 million from $121.5 million for the years ended June 30, 2017 and 2016 and an increase in the total average yield of our investment securities of three basis points to 1.88% from 1.85%. The increase in average balances of our investment securities is reflective of our efforts to continue to invest in high-quality investment securities to efficiently leverage our capital. Additionally, we continue to shift more of our investment portfolio into high-quality, higher yielding municipal securities, which helps to reduce our overall tax liability.
Interest Expense.   Interest expense increased to $135 thousand, or 11.4%, to $1.3 million for the year ended June 30, 2017 from $1.2 million for the year ended June 30, 2016. The average rate paid on interest bearing deposits increased four basis points in fiscal year 2017 to 0.36% from 0.32% for fiscal year 2016. The increase in the average rate paid on deposits was offset by the decrease in the average balance of deposits of  $2.4 million, or 0.7%, to $370.8 million for the year ended June 30, 2017 from $373.2 million for the year ended June 30, 2016.
Interest expense on money market deposits increased $99 thousand as the cost of these deposits decreased five basis points from 0.41% for the year ended June 30, 2016 to 0.36% for the year ended June 30, 2017. The average balance of money market deposits increased from $47.6 million to $81.8 million for the same period. The increases resulted from continued success of a money market campaign started during the year ended June 30, 2016.
Interest expense on NOW and demand deposits and regular savings and other deposits increased by $33 thousand to $101 thousand for the year ended June 30, 2017 from $68 thousand for the year ended June 30, 2016. The increase in interest expense on these deposits was largely attributable to the increase in the average cost on these deposits to 0.13% from 0.08%, offset by a 12.2 million decrease in deposits.
Net Interest Income.   Net interest income decreased by $736 thousand, or 4.4%, to $15.8 million for the year ended June 30, 2017 compared to $16.6 million for fiscal 2016. Net interest margin for the year ended June 30, 2017 was 3.58%, down 19 basis points from 3.77% for the year ended June 30, 2016. This decrease in net interest margin was reflective of the decrease in our average yield on interest earning assets to 3.88% for the year ended June 30, 2017 from 4.04% for the year ended June 30, 2016 and the increase in the average cost of funds to 0.36% for the year ended June 30, 2017 from 0.32% for the year ended June 30, 2016.
Provision for Loan Losses.   We recorded a provision for loan losses of  $203 thousand for the year ended June 30, 2017 compared with a provision of  $451 thousand for the year ended June 30, 2016. Net charge-offs for the year ended June 30, 2017 were $109 thousand. Net charge-offs for the year ended June 30, 2016 were $537 thousand. The general valuation allowance increased and the specific valuation decreased from June 30, 2016 to June 30, 2017. However the allowance as a percentage of total loans remained stable and only increased by one basis point, from 0.32% on June 30, 2016, to 0.33% on June 30, 2017.
At June 30, 2017, impaired loans totaled $3.7 million compared to $5.4 million at June 30, 2016. Our ratio of nonperforming loans to total loans decreased to 1.1% at June 30, 2017 from 1.3% at June 30, 2016, and our ratio of nonperforming assets to total assets decreased to 0.9% from 1.1% at the same dates. Total nonperforming loans were $3.5 million at June 30, 2017 compared to $3.8 million at June 30, 2016.
We used the same overall methodology in assessing the allowances for both periods ended. Adjustments were made to methodology to extend the historical loss lookback period. Our allowance at June 30, 2017 reflects both a general valuation component of  $1.1 million and a specific component of  $8 thousand for loans determined to be impaired based upon an analysis of certain individual loans determined to be impaired. In comparison, our allowance at June 30, 2016 consisted of a general valuation component of $738 thousand and a specific component of  $184 thousand. Overall, our allowance for loan losses to the total gross carrying value of loans remained stable at 0.33% for June 30, 2017 and 0.32% for June 30, 2016. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2017 and 2016.
Noninterest Income.   For the year ended June 30, 2017, noninterest income decreased $517 thousand, or 19.6%, to $2.1 million from $2.6 million for the year ended June 30, 2016. The significant portion of the decrease relates to reduced gains on the disposition of purchase credit impaired loans which totaled $719 thousand for the year ended June 30, 2017 compared to $1.1 million for the year ended June 30, 2016. Service charges on deposit accounts decreased by $42 thousand, or 9.1%, to $419 thousand for the year ended June 30, 2017 from $461 thousand for the year ended June 30, 2016, primarily due to lower volume of non-sufficient funds fees.
Noninterest Expense.   Noninterest expense decreased $730 thousand, or 6.4%, to $10.8 million for the year ended June 30, 2017 from $11.5 million for the year ended June 30, 2016. The decrease was primarily due to changes in the value of loan servicing rights and reduced foreclosure expenses. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. For the year ended June 30, 2017, we recognized income for the increase in the loan servicing asset of  $95 thousand compared to recognizing an expense for a decrease of  $350 thousand for the year ended June 30, 2016. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Reduced expenses in foreclosed assets are a result of a decrease in the amount of foreclosed assets, which were $1.4 million as of June 30, 2016 and $865 thousand as of June 30, 2017.
Income Tax Expense.   Income tax expense for the years ended June 30, 2017 and 2016 was $1.5 million and $2.0 million, respectively, with effective income tax rates of 21.1% and 27.9%, respectively. The decrease in our effective tax rate for the year ended June 30, 2017 is a result of management’s strategy to shift the investment portfolio into high-quality, higher-yielding tax free municipal securities along with additional tax reducing strategies and a correction of an immaterial error related to an overstatement of deferred tax liabilities recorded in previous years for deferred loan fees.
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
	For the Year Ended June 30,
	2017			2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$300,581	$14,634	4.87%	$297,928	$15,378	5.16%	$285,231	$14,405	5.05%
Investment securities	90,225	1,590	1.76	98,285	1,740	1.77	94,875	1,537	1.62
Investment securities, tax-free	33,651	739	2.20	23,196	511	2.20	8,110	186	2.29
Other interest-earning assets	17,965	191	1.06	19,751	126	0.64	13,004	57	0.44
Total interest-earning assets	442,422	17,154	3.88	439,160	17,755	4.04	401,220	16,185	4.03
Noninterest-earning assets	39,792			41,214			32,790
Total assets	$482,214			$480,374			$434,010

	For the Year Ended June 30,
	2017			2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$48,385	$58	0.12%	$49,432	$42	0.08%	$36,707	$36	0.10%
Money market deposits	81,823	294	0.36	47,622	195	0.41	14,942	25	0.17
Regular savings and other deposits	28,736	43	0.15	39,867	26	0.07	45,749	103	0.23
Certificates of deposit	211,849	929	0.44	236,318	926	0.39	238,073	1,065	0.45
Total interest-bearing deposits	370,793	1,324	0.36	373,239	1,189	0.32	335,471	1,229	0.37
Total interest-bearing liabilities	370,793	1,324	0.36	373,239	1,189	0.32	335,471	1,229	0.37
Noninterest bearing deposits	28,367			22,242			17,988
Other noninterest-bearing liabilities	2,307			1,817			536
Total liabilities	401,467			397,298			353,995
Equity	80,747			83,076			80,015
Total liabilities and equity	$482,214			$480,374			$434,010
Net interest income		$15,830			$16,566			$14,956
Interest rate spread			3.52%			3.72%			3.66%
Net interest margin			3.58%			3.77%			3.73%
Average interest-earning assets to average interest-bearing liabilities	1.19x			1.18x			1.20x

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
	Year Ended June 30, 2017 Compared to 2016
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$138	$(882)	$(744)
Investment securities	45	33	78
Other interest-earning assets	(10)	75	65
Total	173	(774)	(601)

	Year Ended June 30, 2017 Compared to 2016
	Volume	Rate	Net
	(Dollars in thousands)
Interest expense:
Deposits	28	107	135
Total	28	107	135
Increase in net interest income	$145	$(881)	$(736)

	Year Ended June 30, 2016 Compared to 2015
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$651	$322	$973
Investment securities	330	198	528
Other interest-earning assets	37	32	69
Total	1,018	552	1,570
Interest expense:
Deposits	15	(55)	(40)
Total	15	(55)	(40)
Increase (decrease) in net interest income	$1,003	$607	$1,610

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
An important measure of interest rate risk is the amount by which the net present value (“NPV”) of an institution’s cash flows from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have prepared an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2017 in the event of designated changes in the United States treasury yield curve. At June 30, 2017, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.
	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage Total of Market Value of Assets
	(Dollars in thousands)
Up 300 basis points	$121,012	$(1,632)	(1.33)%	(0.34)%
Up 200 basis points	122,493	(151)	(0.12)	(0.03)
Up 100 basis points	123,249	605	0.49	0.13
Base	122,644	—	—	—
Down 100 basis points	120,245	(2,399)	(1.96)	(0.50)
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
Our cash flows are derived from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $6.1 million for the year ended June 30, 2017 and $8.2 million for the year ended June 30, 2016. Net cash flows used in investing activities were $4.2 million for the year ended June 30, 2017 and $8.9 million for the year ended June 30, 2016. Net cash flows used by financing activities for the year ended June 30, 2017 were $8.8 million and net cash flows provided by financing activities were $2.3 million for the year ended June 30, 2016.
Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2017 and 2016, cash and short-term investments totaled $20.7 million and $27.7 million, respectively. We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.
At June 30, 2017 and 2016, we had outstanding commitments to originate loans of  $1.2 million and $2.9 million, respectively. We had $21.3 in unfunded commitments under lines of credit at June 30, 2017 and $15.3 in unfunded commitments under lines of credit at June 30, 2017. We anticipate that we will have sufficient funds available to meet our current loan commitments. In recent periods, loan commitments have been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2017 totaled $151.0 million. Management believes based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs. Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At June 30, 2017, we had an available borrowing limit of  $120.3 million in advances from the Federal Home Loan Bank of Atlanta. At June 30, 2017, we also had an unused short-term line of credit to purchase federal funds from a correspondent bank totalling $10 million.
We are subject to various regulatory capital requirements and at June 30, 2017, we were in compliance with all applicable capital requirements. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 10 of the Notes to our Consolidated Financial Statements.
Common Stock Dividend Policy.   The Company paid a quarterly $0.10 per share dividend on August 25, 2016, November 25, 2016, February 23, 2017, and May 25, 2017 for a total of  $2.2 million in dividends paid during the year ended June 30, 2017. On July 27, 2017, the Board of Directors of the Company declared a quarterly cash dividend of  $0.10 per share of the Company’s common stock payable to stockholders of record as of August 10, 2017, which was paid on August 24, 2017.
Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 9 of the Notes to our Consolidated Financial Statements.
For the fiscal year ended June 30, 2017, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.
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

Crowe Horwath LLP
Independent Member Crowe Horwath International
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Oconee Federal Financial Corp.
Seneca, South Carolina
We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. and Subsidiary (the “Company”) as of June 30, 2017 and 2016, and the related statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oconee Federal Financial Corp. and Subsidiary as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.
Crowe Horwath LLP
Atlanta, Georgia
September 15, 2017

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 AND 2016
(Amounts in thousands, except share and per share data)
	June 30, 2017	June 30, 2016
ASSETS
Cash and due from banks	$3,526	$4,874
Interest-earning deposits	17,219	22,802
Total cash and cash equivalents	20,745	27,676
Securities available-for-sale	118,334	132,084
Loans	307,558	292,063
Allowance for loan losses	(1,016)	(922)
Net loans	306,542	291,141
Loans held for sale, at fair value	245	129
Premises and equipment, net	6,574	6,811
Real estate owned, net	865	1,354
Accrued interest receivable
Loans	944	1,016
Investments	568	492
Restricted equity securities, at cost	1,023	1,021
Bank owned life insurance	18,071	17,558
Goodwill	2,593	2,593
Core deposit intangible	568	744
Loan servicing rights	1,141	1,046
Deferred tax assets	2,370	1,128
Other assets	734	847
Total assets	$481,317	$485,640
LIABILITIES
Deposits
Noninterest bearing	$25,900	$23,356
Interest bearing	368,605	376,278
Total deposits	394,505	399,634
Accrued interest payable and other liabilities	851	605
Total liabilities	395,356	400,239
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,463,039 shares issued and outstanding	65	65
Treasury stock, at par, 699,345 and 634,131 shares, respectively	(7)	(6)
Additional paid-in capital	11,940	12,882
Retained earnings	75,169	71,909
Accumulated other comprehensive (loss) income	(202)	1,808
Unearned ESOP shares	(1,004)	(1,257)
Total shareholders’ equity	85,961	85,401
Total liabilities and shareholders’ equity	$481,317	$485,640

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016
(Amounts in thousands, except share and per share data)
	Years Ended
	June 30, 2017	June 30, 2016
Interest and dividend income:
Loans, including fees	$14,634	$15,378
Securities, taxable	1,590	1,740
Securities, tax-exempt	739	511
Interest-earning deposits and other	191	126
Total interest income	17,154	17,755
Interest expense:
Deposits	1,324	1,189
Total interest expense	1,324	1,189
Net interest income	15,830	16,566
Provision for loan losses	203	451
Net interest income after provision for loan losses	15,627	16,115
Noninterest income:
Service charges on deposit accounts	419	461
Income on bank owned life insurance	514	514
Mortgage banking income	329	373
Gain on sales of securities, net	128	128
Gain on disposition of purchase credit impaired loans	729	1,119
Other	7	48
Total noninterest income	2,126	2,643
Noninterest expense:
Salaries and employee benefits	6,268	6,304
Occupancy and equipment	1,491	1,511
Data processing	542	518
Professional and supervisory fees	818	940
Office expense	231	223
Advertising	177	204
FDIC deposit insurance	194	219
Foreclosed assets, net	102	288
Change in loan servicing asset	(95)	350
Other	1,022	923
Total noninterest expense	10,750	11,480
Income before income taxes	7,003	7,278
Income tax expense	1,478	2,032
Net income	$5,525	$5,246
Other comprehensive income
Unrealized (losses) gains on securities available-for-sale	$(3,014)	$2,995
Tax effect	1,086	(1,079)
Reclassification adjustment for gains realized in net income	(128)	(128)
Tax effect	46	46
Total other comprehensive (loss) income	(2,010)	1,834
Comprehensive income	$3,515	$7,080
Basic net income per share: (Note 2)	$0.97	$0.91
Diluted net income per share: (Note 2)	$0.95	$0.90
Dividends declared per share:	$0.40	$0.40
See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016
(Amounts in thousands, except share and per share data)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total
Balance at June 30, 2015	$65	$(6)	$13,354	$68,950	$(26)	$(1,547)	$80,790
Net income	—	—	—	5,246	—	—	5,246
Other comprehensive income	—	—	—	—	1,834	—	1,834
Purchase of 51,232 shares of treasury stock(1)	—	—	(1,013)	—	—	—	(1,013)
Issuance of 7,000 shares of restricted stock(2)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	288	—	—	—	288
Dividends(3)	—	—	35	(2,287)	—	—	(2,252)
ESOP Shares earned(3)	—	—	218	—	—	290	508
Balance at June 30, 2016	$65	$(6)	$12,882	$71,909	$1,808	$(1,257)	$85,401
Net income	—	—	—	5,525	—	—	5,525
Other comprehensive loss	—	—	—	—	(2,010)	—	(2,010)
Purchase of 65,214 shares of treasury stock(4)	—	(1)	(1,485)	—	—	—	(1,486)
Stock-based compensation expense	—	—	256	—	—	—	256
Dividends(5)	—	—	44	(2,265)	—	—	(2,221)
ESOP Shares earned(5)	—	—	243	—	—	253	496
Balance at June 30, 2017	$65	$(7)	$11,940	$75,169	$(202)	$(1,004)	$85,961

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

(4)
The weighted average cost of treasury shares purchased during the year ended was $22.78 per share. Treasury stock repurchases were accounted for using the par value method.

(5)
Approximately $99 of cash dividends paid on shares in the ESOP was used as additional principal reduction on the ESOP debt, resulting in the release of approximately 8,938 additional shares. The portion of the dividend paid on allocated shares of approximately $44 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,938 shares was accounted for as additional compensation expense of approximately $55 for the year ended June 30, 2017.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016
(Amounts in thousands, except share and per share data)
	Years Ended
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities
Net income	$5,525	$5,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	203	451
Provision for real estate owned	126	193
Depreciation and amortization, net	1,420	1,269
Net accretion of purchase accounting adjustments	(475)	(136)
Deferred income tax expense (benefit)	(110)	1,605
Net (gain) loss on sale of real estate owned	(86)	14
Change in loan servicing asset	(95)	350
Net gain on sales of securities	(128)	(128)
Mortgage loans originated for sale	(2,114)	(4,282)
Mortgage loans sold	2,036	4,304
Gain on sales of mortgage loans	(38)	(33)
Increase in cash surrender value of bank owned life insurance	(513)	(514)
Gain on disposition of purchased credit impaired loans	(729)	(1,119)
ESOP compensation expense	496	508
Stock based compensation expense	256	288
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	109	(10)
Accrued interest payable and other liabilities	246	144
Net cash provided by operating activities	6,129	8,150
Cash Flows From Investing Activities
Purchases of premises and equipment	(195)	(204)
Disposal of premises and equipment	12	—
Purchases of securities available-for-sale	(29,352)	(51,983)
Proceeds from maturities, paydowns and calls of securities available-for-sale	18,479	26,469
Proceeds from sales of securities available-for-sale	20,785	6,904
Purchases of restricted equity securities	(2)	(588)
Redemptions of restricted equity securities	—	7
Purchases of bank owned life insurance	—	(8,000)
Proceeds from sale of real estate owned	1,552	2,357
Dispositions of purchased credit impaired loans	1,238	2,587
Loan originations and repayments, net	(16,741)	13,509
Net cash used in investing activities	(4,224)	(8,942)
Cash Flows from Financing Activities
Net change in deposits	(5,129)	5,541
Dividends paid	(2,221)	(2,252)
Purchase of treasury stock	(1,486)	(1,013)
Net cash (used in) provided by financing activities	(8,836)	2,276
Change in cash and cash equivalents	(6,931)	1,484
Cash and cash equivalents, beginning of period	27,676	26,192
Cash and cash equivalents, end of period	$20,745	$27,676

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principle of Consolidation:   The consolidated financial statements of Oconee Federal Financial Corp. include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (72.25%) by Oconee Federal, MHC. These consolidated financial statements do not include the transactions and balances of Oconee Federal, MHC. The Association is a federally chartered stock savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans. Primarily, the Association’s business is limited to the Oconee County area of northwestern South Carolina and the northeast area of Georgia in Stephens County and Rabun County. The following is a description of the significant accounting policies the Company follows in preparing and presenting its consolidated financial statements.
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
As of and for the Years Ended June 30, 2017 and 2016
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
Management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, and doubtful, which are more fully explained in Note 4. Any nonresidential or residential non-owner occupied loans that meet certain size requirements and performance characteristics are individually evaluated for impairment. The amount of impairment, if any, is measured by a comparison of the loan’s carrying value to the net present value of future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected to come solely from the collateral. All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment. To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into segments, each with different risk characteristics and methodologies for assessing risk. Those portfolio segments are discussed below:

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
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
As of and for the Years Ended June 30, 2017 and 2016
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
As of and for the Years Ended June 30, 2017 and 2016
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
The Company also makes interim construction loans for nonresidential properties. In addition, the Company occasionally makes loans for the construction of homes “on speculation”, but the Company generally permits a borrower to have only two such loans at a time. These loans generally have a maximum term of eight months, and upon completion of construction convert to conventional amortizing nonresidential real estate loans. These construction loans have rates and terms comparable to permanent loans secured by property of the type being constructed that we originate. Generally, the maximum loan-to-value ratio of these construction loans is 85%.
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
Purchased Credit Impaired Loans:   With the acquisition of Stephens Federal Bank in 2014, the Company purchased individual loans with evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans were recorded at the amount paid, such that there was no carryover of the seller’s

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Purchased credit impaired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loans’ contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).
Future expected cash flows are re-estimated periodically over the life of each purchased credit impaired loan. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. For the years ended and as of June 30, 2017 and 2016, the amount of accretable yield on PCI loans was immaterial.
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
As of and for the Years Ended June 30, 2017 and 2016
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
As of and for the Years Ended June 30, 2017 and 2016
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
New Accounting Standards:
Accounting Standards Update (“ASU”) 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. Issued in May 2017, ASU 2017-09 relates to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ”.   Issued in March 2017, ASU 2017-08 amends the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its consolidated financial statements.
ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.   Issued in January 2017, ASU 2017-04 amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company has assessed ASU 2017-04 and does not expect it to have a material impact on its consolidated financial statements.
ASU 2016-15, “Statement of Cash Flows (Topic 230)”.   Issued in August 2016, ASU 2016-15 provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. The amendment is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The amendments will be applied using a retrospective transition method to each period presented unless impracticable. The Company does not believe that this new guidance will have a material effect on its consolidated financial statements.
ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.   Issued in June 2016, ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ”.   Issued in March 2016, ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company has adopted early. This new guidance did not have a material effect on its consolidated financial statements.
ASU 2016-02, “Leases (Topic 842)”.   Issued in February 2016, ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company does not believe that this new guidance will have a material effect on its consolidated financial statements.
ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”.    Issued in January 2016, ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that this new guidance will have a material effect on its consolidated financial statements.
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.   Issued in May 2014, ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued final amendments (ASU 2016-08 and ASU 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. In May 2016, the FASB issued final amendments (ASU-11) to clarify guidance related to collectability, noncash considerations, presentation of sales tax, and transition. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company does not believe this new guidance will have a material effect on its consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 2 — EARNINGS PER SHARE (“EPS”)
Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:
	Years Ended
	June 30, 2017	June 30, 2016
Earnings per share
Net income	$5,525	$5,246
Less: distributed earnings allocated to participating securities	(8)	(16)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(11)	(21)
Net earnings available to common shareholders	$5,506	$5,209
Weighted average common shares outstanding including participating securities	5,797,217	5,875,226
Less: participating securities	(21,910)	(40,905)
Less: average unearned ESOP shares	(107,909)	(139,926)
Weighted average common shares outstanding	5,667,398	5,694,395
Basic earnings per share	$0.97	$0.91
Weighted average common shares outstanding	5,667,398	5,694,395
Add: dilutive effects of assumed exercises of stock options	99,790	73,795
Average shares and dilutive potential common shares	5,767,188	5,768,190
Diluted earnings per share	$0.95	$0.90

During the year ended June 30, 2017 there were no anti-dilutive shares. During the year ended June 30, 2016 there were 15,400 shares that were anti-dilutive as the weighted average exercise prices of outstanding stock options were in excess of the weighted average market value for the periods presented.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 3 — SECURITIES AVAILABLE-FOR-SALE
Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at June 30, 2017 and 2016 are as follows:
	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
FHLMC common stock	$20	$162	$—	$182
Certificates of deposit	6,230	16	(18)	6,228
Municipal securities	39,847	296	(344)	39,799
SBA loan pools	563	2	—	565
CMOs	13,024	—	(239)	12,785
U.S. Government agency mortgage-backed securities	44,884	185	(244)	44,825
U.S. Government agency bonds	14,082	15	(147)	13,950
Total available-for-sale	$118,650	$676	$(992)	$118,334

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
FHLMC common stock	$20	$131	$—	$151
Certificates of deposit	7,470	64	—	7,534
Corporate debt securities	8,932	186	(2)	9,116
Municipal securities	33,508	989	(16)	34,481
SBA loan pools	1,268	8	(3)	1,273
U.S. Government agency mortgage-backed securities	68,103	1,331	(31)	69,403
U.S. Government agency bonds	9,957	169	—	10,126
Total available-for-sale	$129,258	$2,878	$(52)	$132,084

Securities pledged at June 30, 2017 and 2016 had a fair value amount of  $6,069 and $6,114, respectively, and were pledged to secure public deposits.
At June 30, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 3 — SECURITIES AVAILABLE-FOR-SALE (Continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at June 30, 2017 and 2016. The table also shows the number of securities in an unrealized loss position for each category of investment security as of the respective dates.
	June 30, 2017
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
Available-for-sale:
Certificates of deposit	$2,227	$(18)	9	$—	$—	—	$2,227	$(18)	9
Municipal securities	18,331	(276)	41	2,221	(68)	5	20,552	(344)	46
CMOs	7,833	(136)	9	4,952	(103)	7	12,785	(239)	16
U.S. Government agency mortgage-backed securities	29,057	(244)	31	—	—	—	29,057	(244)	31
U.S. Government agency bonds	8,027	(78)	8	1,931	(69)	1	9,958	(147)	9
	$65,475	$(752)	98	$9,104	$(240)	13	$74,579	$(992)	111

	June 30, 2016
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
Available-for-sale:
Municipal securities	$2,574	$(11)	5	$716	$(5)	2	$3,290	$(16)	7
Corporate debt securities	1,018	(2)	2	—	—	—	1,018	(2)	2
SBA loan pools	—	—	—	508	(3)	1	508	(3)	1
U.S. Government agency mortgage-backed securities	1,057	(1)	1	2,982	(30)	4	4,039	(31)	5
	$4,649	$(14)	8	$4,206	$(38)	7	$8,855	$(52)	15

(1)
Actual amounts.

None of the unrealized losses at June 30, 2017 were recognized into net income for the year ended June 30, 2017 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2016 were recognized as having OTTI during the year ended June 30, 2016.
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2017 and 2016 by contractual maturity are summarized in the following table. Mortgage-backed securities are not scheduled since expected maturities will differ from contractual maturities because borrowers have the right to prepay the obligations. FHLMC common stock is not scheduled because it has no contractual maturity date.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 3 — SECURITIES AVAILABLE-FOR-SALE (Continued)

	June 30, 2017		June 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$2,989	$2,990	$3,740	$3,751
Due from one to five years	17,196	17,183	16,819	17,086
Due from five to ten years	30,084	30,045	30,778	31,622
Due after ten years	10,453	10,324	8,530	8,798
Mortgage-backed securities, CMOs and FHLMC Stock(1)	57,928	57,792	69,391	70,827
Total available for sale	$118,650	$118,334	$129,258	$132,084

(1)
Includes SBA loan pools.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the years ended June 30, 2017 and 2016:
	Year Ended
	June 30, 2017	June 30, 2016
Available-for-sale:
Proceeds	$20,856	$6,904
Gross gains	152	128
Gross losses	(24)	—
NOTE 4 — LOANS
The components of loans at June 30, 2017 and 2016 were as follows:
	June 30, 2017	June 30, 2016
Real estate loans:
One-to-four family	$260,114	$241,079
Multi-family	1,864	1,994
Home equity	4,900	6,575
Nonresidential	18,916	20,299
Agricultural	1,441	2,957
Construction and land	15,254	14,083
Total real estate loans	302,489	286,987
Commercial and industrial	51	176
Consumer and other loans	5,018	4,900
Total loans	$307,558	$292,063

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The following table presents the activity in the allowance for loan losses for the years ended June 30, 2017 by portfolio segment:
	Year Ended June 30, 2017
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$733	$197	$(33)	$3	$900
Multi-family	4	—	—	—	4
Home equity	2	—	—	—	2
Nonresidential	130	11	(78)	—	63
Agricultural	5	(4)	—	—	1
Construction and land	39	(4)	—	—	35
Total real estate loans	913	200	(111)	3	1,005
Commercial and industrial	6	(2)	—	—	4
Consumer and other loans	3	5	(1)	—	7
Total loans	$922	$203	$(112)	$3	$1,016

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2017:
	At June 30, 2017
	Ending Allowance on Loans:		Loans:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$8	$892	$3,034	$257,080
Multi-family	—	4	—	1,864
Home equity	—	2	—	4,900
Nonresidential	—	63	—	18,916
Agricultural	—	1	448	993
Construction and land	—	35	262	14,992
Total real estate loans	8	997	3,744	298,745
Commercial and industrial	—	4	—	51
Consumer and other loans	—	7	—	5,018
Total loans	$8	$1,008	$3,744	$303,814

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

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

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2016:
	At June 30, 2016
	Ending Allowance on Loans:		Loans:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$101	$632	$2,918	$238,161
Multi-family	—	4	—	1,994
Home equity	—	2	—	6,575
Nonresidential	72	58	1,492	18,807
Agricultural	—	5	448	2,509
Construction and land	11	28	525	13,558
Total real estate loans	184	729	5,383	281,604
Commercial and industrial	—	6	—	176
Consumer and other loans	—	3	—	4,900
Total loans	$184	$738	$5,383	$286,680

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2017 and 2016, including the average recorded investment balance and interest earned for the years ended June 30, 2017 and 2016:
	June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,539	$2,067	$—	$1,534	$225
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	555	—
Agricultural	997	448	—	448	34
Construction and land	457	262	—	220	13
Total real estate loans	3,993	2,777	—	2,757	272
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$3,993	$2,777	$—	$2,757	$272
With recorded allowance:
Real estate loans:
One-to-four family	$989	$967	$8	$1,443	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	191	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	174	—
Total real estate loans	989	967	8	1,808	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$989	$967	$8	$1,808	$—
Totals:
Real estate loans	$4,982	$3,744	$8	$4,565	$272
Consumer and other loans	—	—	—	—	—
Total	$4,982	$3,744	$8	$4,565	$272

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

	June 30, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$1,787	$1,000	$—	$2,198	$113
Multi-family	—	—	—	—	—
Home equity	185	—	—	—	—
Nonresidential	2,192	1,110	—	1,209	72
Agricultural	997	448	—	945	—
Construction and land	359	178	—	392	35
Total real estate loans	5,520	2,736	—	4,744	220
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$5,520	$2,736	$—	$4,744	$220
With recorded allowance:
Real estate loans:
One-to-four family	$2,021	$1,918	$101	$1,980	$89
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	404	382	72	851	25
Agricultural	—	—	—	—	—
Construction and land	767	347	11	174	61
Total real estate loans	3,192	2,647	184	3,005	175
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$3,192	$2,647	$184	$3,005	$175
Totals:
Real estate loans	$8,712	$5,383	$184	$7,749	$395
Consumer and other loans	—	—	—	—	—
Total	$8,712	$5,383	$184	$7,749	$395

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

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
Total past due loans and nonaccrual loans at June 30, 2017:
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$6,143	$1,109	$1,100	$8,352	$251,762	$260,114	$2,762	$—
Multi-family	—	—	—	—	1,864	1,864	—	—
Home equity	161	—	40	201	4,699	4,900	89	—
Nonresidential	—	43	—	43	18,873	18,916	43	—
Agricultural	—	448	—	448	993	1,441	514	—
Construction and land	40	—	35	75	15,179	15,254	75	—
Total real estate loans	6,344	1,600	1,175	9,119	293,370	302,489	3,483	—
Commercial and industrial	—	—	—	—	51	51	—	—
Consumer and other loans	10	1	—	11	5,007	5,018	—	—
Total	$6,354	$1,601	$1,175	$9,130	$298,428	$307,558	$3,483	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2016:
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$7,086	$1,001	$863	$8,950	$232,129	$241,079	$2,133	$—
Multi-family	—	—	—	—	1,994	1,994	—	—
Home equity	94	22	84	200	6,375	6,575	126	—
Nonresidential	—	48	942	990	19,309	20,299	942	—
Agricultural	—	—	—	—	2,957	2,957	531	—
Construction and land	93	—	25	118	13,965	14,083	25	—
Total real estate loans	7,273	1,071	1,914	10,258	276,729	286,987	3,757	—
Commercial and industrial	—	—	—	—	176	176	—	—
Consumer and other loans	—	—	—	—	4,900	4,900	—	—
Total	$7,273	$1,071	$1,914	$10,258	$281,805	$292,063	$3,757	$—

Troubled Debt Restructurings:
At June 30, 2017 and 2016, total loans that have been modified as troubled debt restructurings were $1,619 and $1,588, respectively, which consisted of one construction loan, two agricultural loans, one home equity line of credit, and two one-to-four family first lien loans at June 30, 2017 and two agricultural loans, two home equity lines of credit, and one one-to-four family first lien loan at June 30, 2016. All loans were acquired and initially recorded at fair value. An additional allowance of  $8 and $55 has been specifically reserved for these loans as of June 30, 2017 and June 30, 2016, respectively. Additionally, there were no commitments to lend any additional amounts under either loan or any payment default on any loan after the modification. There were two troubled debt restructurings during the year ended June 30, 2017, each of

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

which involved renewing existing loans. No reductions of principal or interest rates were granted. No loans restructured during the past twelve months subsequently defaulted. The three troubled debt restructurings during the year ended June 30, 2016 all involved renewing existing loans as interest-only. No reductions of principal or interest rates were granted.
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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

Total loans by risk grade and portfolio segment at June 30, 2017:
	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$245,179	$5,914	$2,573	$6,448	$—	$260,114
Multi-family	1,864	—	—	—	—	1,864
Home equity	4,272	233	300	95	—	4,900
Nonresidential	13,801	3,610	1,356	149	—	18,916
Agricultural	281	374	272	514	—	1,441
Construction and land	13,727	846	120	561	—	15,254
Total real estate loans	279,124	10,977	4,621	7,767	—	302,489
Commercial and industrial	51	—	—	—	—	51
Consumer and other loans	5,017	—	—	1	—	5,018
Total	$284,192	$10,977	$4,621	$7,768	$—	$307,558

Total loans by risk grade and portfolio segment at June 30, 2016:
	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$226,899	$6,805	$1,890	$5,485	$—	$241,079
Multi-family	1,994	—	—	—	—	1,994
Home equity	6,083	106	260	126	—	6,575
Nonresidential	13,218	4,095	1,494	1,492	—	20,299
Agricultural	1,352	398	676	531	—	2,957
Construction and land	12,397	878	239	569	—	14,083
Total real estate loans	261,943	12,282	4,559	8,203	—	286,987
Commercial and industrial	157	19	—	—	—	176
Consumer and other loans	4,892	—	3	5	—	4,900
Total	$266,992	$12,301	$4,562	$8,208	$—	$292,063

At June 30, 2017 and 2016, consumer mortgage loans secured by residential real estate properties totaling $408 and $282 respectively, were in formal foreclosure proceedings and are included in one-to-four family loans.
Loans to principal officers, directors, and their affiliates during the years ended June 30, 2017 and 2016 were as follows:
	June 30, 2017	June 30, 2016
Beginning balance	$1,278	$1,313
New loans	—	—
Repayments	(37)	(35)
Ending balance	$1,241	$1,278

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

Directors and officers of the Company are customers of the institution in the ordinary course of business. Loans to directors and executive officers have terms consistent with those offered to other customers. In the opinion of management, these loans do not involve more than normal risk of collectability nor do they present other unfavorable features.
NOTE 5 — PREMISES AND EQUIPMENT
Premises and equipment at June 30, 2017 and 2016 were as follows:
	June 30, 2017	June 30, 2016
Land	$1,425	$1,425
Buildings and improvements	7,973	7,913
Furniture, fixtures and equipment	3,477	3,436
Computer software	242	238
	13,117	13,012
Less: accumulated depreciation	(6,543)	(6,201)
	$6,574	$6,811

Depreciation expense was $420 and $451 for the years ended June 30, 2017 and 2016, respectively.
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill and the core deposit intangible was $2,593 at June 30, 2017 and 2016, respectively.
	June 30, 2017	June 30, 2016
Core deposit intangible gross	$744	$874
Accumulated amortization	(176)	(130)
Core deposit intangible net	$568	$744

Amortization expense for the years ended June 30, 2017 and 2016 was $46 and $45, respectively.
Estimated amortization expense for each of the next five years is as follows:
2018	$151
2019	112
2020	94
2021	77
2022	60

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 7 — DEPOSITS
At June 30, 2017 and 2016, deposit accounts with balances over $250 totaled approximately $11,468 and $11,134, respectively. Scheduled maturities of certificates of deposit at June 30, 2017 are as follows:
June 30, 2017
2018	$90,413
2019	8,215
2020	4,142
2021	12,730
2022	3,653
$119,153

There are no certificates of deposit scheduled to mature after 2022. The Company does not accept brokered certificates of deposit.
Directors and executive officers were customers of, and had transactions with, the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1,528 and $1,977 at June 30, 2017 and 2016, respectively.
NOTE 8 — INCOME TAXES
Income tax expense for the years ended June 30, 2017 and 2016 was as follows:
	June 30, 2017	June 30, 2016
Current federal expense	$1,326	$232
Current state expense	263	194
Deferred federal expense (benefit)	(116)	1,590
Deferred state expense	5	16
Total	$1,478	$2,032

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 8 — INCOME TAXES (Continued)

Temporary differences between tax and financial reporting that result in net deferred tax assets are as follows at June 30, 2017 and 2016:
	June 30, 2017	June 30, 2016
Deferred tax assets:
Fair value adjustments from acquisition	$832	$1,438
Allowance for loan losses	386	325
Deferred compensation	251	266
Basis difference in premises and equipment	283	143
Acquired net operating loss (“NOL”)	125	132
Equity compensation plans	55	64
Real estate owned	9	39
Securities available-for-sale	114	—
Deferred loan fees, net	268	—
Other	188	155
Total deferred tax assets	2,511	2,562
Deferred tax liabilities:
Securities available-for-sale	—	(1,017)
Prepaid expenses	(70)	(97)
FHLB stock dividends	(71)	(71)
Deferred loan fees, net	—	(249)
Total deferred tax liabilities	(141)	(1,434)
Net deferred tax asset	$2,370	$1,128

A NOL of  $375 was acquired in the Stephens Federal Bank acquisition. At June 30, 2017 and 2016, the NOL remaining totaled $323 and $344, respectively, with a deferred tax asset of  $125 and $132, respectively. The NOL will expire in 2034. The realization of the deferred tax asset resulting from the NOL is dependent upon generating sufficient taxable income prior to the NOL’s expiration. In assessing the realizability of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax asset would not be realized. Based on the Company’s current and expected future financial performance as well as strong asset quality, management determined that no valuation allowance was necessary at June 30, 2017.
Retained earnings as of June 30, 2017 and 2016 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 8 — INCOME TAXES (Continued)

A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense for the years ended June 30, 2017 and 2016 is as follows:
	June 30, 2017		June 30, 2016
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$2,381	34.00%	$2,475	34.00%
Increase (decrease) resulting from:
State income tax expense	177	2.53	139	1.91
Life insurance benefits	(175)	(2.50)	(175)	(2.40)
Tax exempt interest income	(251)	(3.58)	(174)	(2.39)
Other – net	(654)	(9.34)	(233)	(3.20)
Total	$1,478	21.11%	$2,032	27.92%

The Company has uncertain tax positions and related tax reserves in place for the years ended June 30, 2017 and 2016 of  $100 and $186, respectively. No amounts were accrued for penalties or interest as of June 30, 2017 and 2016. The Company is subject to U.S. federal income tax as well as income tax of the states of South Carolina and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2014.
NOTE 9 — COMMITMENTS
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
The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2017 and 2016 was as follows:
	2017		2016
	Fixed	Variable	Fixed	Variable
Loan commitments	$1,168	$—	$2,924	$—
Unused lines of credit	$20,222	$1,083	$13,835	$1,432
Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are primarily for the purpose of financing the purchase, the refinance, or the construction of residential real estate. At June 30, 2017, these commitments have interest rates ranging from 2.4% to 18.00% and maturities ranging from 1 to 30 years.
Financial instruments with off-balance-sheet risk:    The Company has no additional financial instruments with off-balance-sheet risk.
NOTE 10 — REGULATORY CAPITAL REQUIREMENTS
Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 10 — REGULATORY CAPITAL REQUIREMENTS (Continued)

under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2017, the Association met all capital adequacy requirements to which it is subject. Savings and loan holding companies became subject to capital requirements on January 1, 2015. However, such capital requirements do not apply to savings and loan holding companies with assets of less than $1,000.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2017 and 2016, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association’s category.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1 capital and Common Equity Tier 1 capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel Ill rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25%. The net realized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that, as of June 30, 2017 and 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.
The Association’s actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:
	June 30, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$77,332	32.46%	$22,037	9.250%	$23,824	10.00%
Common equity tier 1 capital to risk weighted assets	76,243	32.00	13,699	5.750	15,485	6.50
Tier 1 (core) capital to risk weighted assets	76,243	32.00	17,272	7.250	19,059	8.00
Tier 1 (core) capital to average assets	76,243	15.90	19,175	4.000	23,969	5.00

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 10 — REGULATORY CAPITAL REQUIREMENTS (Continued)

	June 30, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$74,722	31.00%	$20,791	8.625%	$24,105	10.00%
Common equity Tier 1 capital to risk weighted assets	73,741	30.59	12,354	5.125	15,668	6.50
Tier 1 (core) capital to tangible assets	73,741	30.59	15,970	6.625	19,284	8.00
Tier 1 (core) capital to average assets	73,741	15.40	19,152	4.000	23,940	5.00
The June 30, 2017 and 2016 Common Equity Tier 1 Ratios, The Tier 1 to Risk Weighted Assets Capital Ratios, and the Total Capital to Risk Weighted Assets Ratios displayed above under the heading “For Capital Adequacy Purposes” include conservation buffers of 1.25% and 0.625%, respectively.
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes this test is met.
Dividend Restrictions — The Company’s principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2017, the Association could, without prior approval, but with regulatory notice, declare dividends of approximately $5,315 (based on an annualized net income for the calendar year ending 2017).
NOTE 11 — FAIR VALUE MEASUREMENTS
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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 11 — FAIR VALUE MEASUREMENTS (Continued)

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 11 — FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and 2016 are summarized below:
	Fair Value Measurements
	June 30, 2017		June 30, 2016
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$182	$—	$151	$—
Certificates of deposit	6,228	—	7,534	—
Corporate debt securities	—	—	9,116	—
Municipal securities	39,799	—	34,481	—
SBA loan pools	565	—	1,273	—
CMOs	12,785	—	—	—
U.S. Government agency mortgage-backed securities	44,825	—	69,403	—
U.S. Government agency bonds	13,950	—	10,126	—
Total securities available-for-sale	118,334	—	132,084	—
Loan servicing rights	—	1,141	—	1,046
Total financial assets	$118,334	$1,141	$132,084	$1,046

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the years ended June 30, 2017 and 2016:
	Fair Value Measurements (Level 3)
	Year Ended
	June 30, 2017	June 30, 2016
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$1,046	$1,396
Purchases	—	—
Change in fair value	95	(350)
Balance at end of period:	$1,141	$1,046

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 11 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents assets measured at fair value on a non-recurring basis by level at June 30, 2017 and 2016:
	Fair Value Measurements
	June 30, 2017	June 30, 2016
	(Level 3)	(Level 3)
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$959	$1,817
Nonresidential	—	310
Construction and land	—	336
Total financial assets	959	2,463
Non-financial assets:
Real estate owned, net:
One-to-four family	152	899
Nonresidential	713	267
Construction and land	—	188
Total non-financial assets	865	1,354
Total assets measured at fair value on a non-recurring basis	$1,824	$3,817

The Company’s impaired loans at June 30, 2017 and 2016 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of these loans were $959 and $2,463, respectively, which consisted of valuation allowances of  $8 and $184, respectively. The impact to the provision for loan losses from the change in the valuation allowance for the years ended June 30, 2017 and 2016 was a decrease of  $176 and a decrease of  $36, respectively.
Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at June 30, 2017 and 2016 were $865 and $1,354 and $24 and $102, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the years ended June 30, 2017 and 2016 were $126 and $193, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 11 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at June 30, 2017 and 2016:
	Level 3 Quantitative Information
	June 30, 2017	June 30, 2016	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$1,141	$1,046	Discounted cash flows	Discount rate, estimated timing of cash flows	9% to 10%
Impaired real estate loans net, with specific allocations:
One-to-four family	$959	$1,817	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Nonresidential	—	310	Discounted cash flows	Discount rate, estimated timing of cash flows	2% to 28%
Construction and land	—	336	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Real estate owned net:
One-to-four family	$152	$899	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Nonresidential	713	267	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Construction and land	—	188	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at June 30, 2017 and 2016 are summarized below:
	June 30, 2017
	Carrying Amount	Fair Value
		(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$118,334	$—	$118,334	$—	$118,334
Loans, net	306,542	—	—	307,624	307,624
Loans held for sale(1)	245	—	—	245	245
Loan servicing rights	1,141	—	—	1,141	1,141
Restricted equity securities	1,023	N/A	N/A	N/A	N/A
Financial liabilities
Deposits	$394,505	$190,968	$203,656	$—	$394,624

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 11 — FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 12 — EMPLOYEE BENEFIT PLANS
The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed. These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement. The directors vest ratably over periods established in the agreements. Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 6.69% to 8.05% at both June 30, 2017 and 2016, respectively. The total expense incurred under these plans for the years ended June 30, 2017 and 2016 was $55 and $55, respectively. The recorded liability for these agreements was $660 and $701 at June 30, 2017 and 2016, respectively, and is included in other accrued liabilities in the consolidated balance sheet.
To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.
The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service. The Company has exercised this option in 2017 and 2016, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2017 and 2016 was $225 and $226, respectively.
NOTE 13 — EMPLOYEE STOCK OWNERSHIP PLAN
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
Participants receive the shares at the end of employment. During the years ended June 30, 2017 and 2016, $50 and $100, respectively, of discretionary contributions were made to the ESOP for debt retirement,

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 13 — EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

which resulted in the release of additional shares and recognition of additional compensation expense of $88 and $160, respectively. ESOP compensation expense recognized for the years ended June 30, 2017 and 2016 was $496 and $508, respectively.
Shares held by the ESOP at June 30, 2017 and 2016 were as follows:
	June 30, 2017	June 30, 2016
Committed to be released to participants	11,441	10,602
Allocated to participants	130,952	112,043
Unearned	89,620	126,197
Total ESOP shares	232,013	248,842
Fair value of unearned shares	$2,465	$2,470

NOTE 14 — STOCK BASED COMPENSATION
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
The following table summarizes stock option activity for the year ended June 30, 2017:
	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding – June 30, 2016	261,986	$12.46
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding – June 30, 2017	261,986	$12.46	$3,940
Fully vested and exercisable at June 30, 2017	217,068	$11.80	$3,407
Expected to vest in future periods	44,918
Fully vested and expected to vest – June 30, 2017	261,986	$12.46	$3,940

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 14 — STOCK BASED COMPENSATION (Continued)

(1)
The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of  $27.50 per share on June 30, 2017.

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
The fiscal weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below. No options were granted in 2017.
Fiscal Years Granted
2016
Risk-free interest rate	1.67%
Expected dividend yield	2.06%
Expected stock volatility	16.1
Expected life (years)	8
Fair value	$2.75
Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 39,359 and 44,414 options that were earned during the years ended June 30, 2017 and 2016, respectively. Stock-based compensation expense for stock options for the years ended June 30, 2017 and 2016 was $48 and $45, respectively. Total unrecognized compensation cost related to nonvested stock options was $77 at June 30, 2017 and is expected to be recognized over a weighted-average period of 2.1 years.
The following table summarizes non-vested restricted stock activity for the year ended June 30, 2017:
June 30, 2017
Balance – beginning of year	40,905
Granted	—
Forfeited	—
Vested	(18,995)
Balance – end of period	21,910
Weighted average grant date fair value	$13.09

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 14 — STOCK BASED COMPENSATION (Continued)

value of restricted stock granted on February 5, 2016 was $19.40 per share or $136. There was no restricted stock granted during 2017. Total shares of restricted stock granted under the Plan is 119,294 of which 21,910 remain unvested at June 30, 2017. The weighted-average grant date fair value of all shares granted is $13.52 per share. Stock-based compensation expense for restricted stock included in noninterest expense for the years ended June 30, 2017 and 2016 was $209 and $243, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $339 and is expected to be recognized over 2.6 years.
NOTE 15 — LOAN SERVICING RIGHTS
Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet. The principal balances of those loans were $110,171 and $125,812 at June 30, 2017 and 2016, respectively.
Custodial escrow balances maintained in connection with serviced loans were $893 and $1,007 at June 30, 2017 and 2016, respectively.
	Year Ended
	June 30, 2017	June 30, 2016
Loan servicing rights:
Beginning of period:	$1,046	$1,396
Additions	—	—
Change in fair value	95	(350)
End of period:	$1,141	$1,046

Fair value at June 30, 2017 was determined using a discount rate of 9.63%, prepayment speed assumptions ranging from 5.87% to 13.01% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.61%. Fair value at June 30, 2016 was determined using a discount rate of 9.13%, prepayment speed assumptions ranging from 13.09% to 19.7% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.
NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the years ended June 30, 2017 and 2016 is as follows:
	June 30, 2017	June 30, 2016
Cash paid during the period for:
Interest paid	$1,322	$1,190
Income taxes paid	$1,280	$682
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$1,103	$1,826

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 17 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
JUNE 30, 2017 AND 2016
	June 30, 2017	June 30, 2016
ASSETS
Cash and cash equivalents	$6,142	$5,815
ESOP loan receivable	1,099	1,348
Other	37	127
Investment in banking subsidiary	79,188	78,723
Total assets	$86,466	$86,013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$505	$612
Shareholders’ equity	85,961	85,401
Total liabilities and shareholders’ equity	$86,466	$86,013

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016
	June 30, 2017	June 30, 2016
Interest income	$46	$49
Dividend from banking subsidiary	4,351	6,882
Other expenses	(728)	(815)
Income before equity in undistributed income of subsidiary	3,669	6,116
Equity in undistributed income (losses) of subsidiary	1,625	(1,131)
Income before income taxes	5,294	4,985
Income tax benefit	(231)	(261)
Net income	$5,525	$5,246

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2017 and 2016
(Amounts in thousands, except share and per share data)

NOTE 17 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities
Net income	$5,525	$5,246
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in other assets	90	695
Change in accounts payable and other liabilities	(107)	249
Undistributed (income) losses of subsidiary	(1,625)	1,131
Net cash provided by (used in) operations	3,883	7,321
Cash Flows From Investing Activities
Payments received on ESOP loans	151	193
Net cash provided by investing activities	151	193
Cash Flows from Financing Activities
Purchases of treasury shares	(1,486)	(1,013)
Dividends paid	(2,221)	(2,252)
Net cash used in financing activities	(3,707)	(3,265)
Change in cash and cash equivalents	327	4,249
Cash and cash equivalents, beginning of year	5,815	1,566
Cash and cash equivalents, end of year	$6,142	$5,815

NOTE 18 — SUBSEQUENT EVENTS
On July 27, 2017, the Board of Directors of the Company declared a quarterly cash dividend of  $0.10 per share of the Company’s common stock payable to stockholders of record as of August 10, 2017, which was paid on August 24, 2017.

ITEM 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
(a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.
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
As of June 30, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of June 30, 2017 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.
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

PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information contained under the sections captioned “Proposal I — Election of Directors —  Directors,” ‘‘— Executive Officers Who Are Not Directors,” “— Section 16(a) Beneficial Ownership Reporting Compliance,” “— Code of Ethics” and “— Meetings and Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
ITEM 11.   Executive Compensation
The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance Under Stock-Based Compensation Plans.   The following table sets forth information as of June 30, 2017 about Company common stock that may be issued under the Company’s equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation
Equity compensation plans approved by security holders(1)	261,986	$13.09	21,910
Total	261,986	$13.09	21,910

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

PART IV
ITEM 15.   Exhibits and Financial Statement Schedules
3.1	Charter of Oconee Federal Financial Corp.(1)
3.2	Bylaws of Oconee Federal Financial Corp.(2)
4	Form of Common Stock Certificate(1)
10.1	Form of Employee Stock Ownership Plan(1)
10.2	Non-Qualified Salary Continuation Agreement by and between Oconee Federal Savings and Loan Association and T. Rhett Evatt(1)
10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore(1)
10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr.(1)
10.5	Amended and Restated Employment Agreement by and between Oconee Federal Savings and Loan Association, Oconee Federal Financial Corp. and T. Rhett Evatt(6)
10.6	Amended and Restated Employment Agreement by and between Oconee Federal Savings and Loan Association, Oconee Federal Financial Corp. and Curtis T. Evatt(6)
10.7	Oconee Federal Savings and Loan Association Endorsement Split Dollar Life Insurance Plan for Curtis T. Evatt and Nancy M. Carter(3)
10.8	Oconee Federal Financial Corp. 2012 Equity Incentive Plan(4)
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and 2016 (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016, and (v) the Notes to the Consolidated Financial Statements.

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

(6)
Incorporated by reference to the quarterly report on Form 10-Q (File No. 001-35033), filed on February 10, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OCONEE FEDERAL FINANCIAL CORP.
Date: September 15, 2017	By:	/s/ T. RHETT EVATT
T. Rhett Evatt Chairman of the Board (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ T. RHETT EVATT T. Rhett Evatt	Chairman of the Board	September 15, 2017
/s/ CURTIS T. EVATT Curtis T. Evatt	President, Chief Executive Officer, Director (Principal Executive Officer)	September 15, 2017
/s/ JOHN W. HOBBS John W. Hobbs	Chief Financial Officer (Principal Financial Officer)	September 15, 2017
/s/ HARRY B. MAYS, JR. Harry B. Mays, Jr.	Director	September 15, 2017
/s/ ROBERT N. MCLELLAN, JR. Robert N. McLellan, Jr.	Director	September 15, 2017
/s/ W. MAURICE POORE W. Maurice Poore	Director	September 15, 2017
/s/ CECIL T. SANDIFER, JR. Cecil T. Sandifer, Jr.	Director	September 15, 2017