Form 10-Q
period 2017-09-30
Oconee Federal Financial Corp.
filed 2017-11-13
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017

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

There were 5,756,127 shares of Common Stock, par value $0.01 per share, outstanding as of November 8, 2017.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	September 30, 2017	June 30, 2017

ASSETS
Cash and due from banks	$2,935	$3,526
Interest-earning deposits	3,487	17,219
Total cash and cash equivalents	6,422	20,745
Securities available-for-sale	120,711	118,334
Loans	312,876	307,558
Allowance for loan losses	(1,024)	(1,016)
Net loans	311,852	306,542
Loans held for sale, at fair value	-	245
Premises and equipment, net	6,580	6,574
Real estate owned, net	894	865
Accrued interest receivable
Loans	972	944
Investments	533	568
Restricted equity securities, at cost	1,447	1,023
Bank owned life insurance	18,191	18,071
Goodwill	2,593	2,593
Core deposit intangible	520	568
Loan servicing rights	1,089	1,141
Deferred tax assets	2,343	2,370
Other assets	549	734
Total assets	$474,696	$481,317

LIABILITIES
Deposits
Noninterest bearing	$27,938	$25,900
Interest bearing	349,740	368,605
Total deposits	377,678	394,505
FHLB Advances	10,000	-
Accrued interest payable and other liabilities	749	851
Total liabilities	388,427	395,356

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,463,039 shares issued and outstanding	65	65
Treasury stock, at par, 706,912 and 699,345 shares, respectively	(7)	(7)
Additional paid-in capital	11,834	11,940
Retained earnings	75,451	75,169
Accumulated other comprehensive loss	(122)	(202)
Unearned ESOP shares	(952)	(1,004)
Total shareholders' equity	86,269	85,961
Total liabilities and shareholders' equity	$474,696	$481,317

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
Interest and dividend income:
Loans, including fees	$3,555	$3,737
Securities, taxable	369	443
Securities, tax-exempt	206	178
Interest-earning deposits and other	35	41
Total interest income	4,165	4,399

Interest expense:
Deposits	362	320
Other Borrowings	11	-
Total interest expense	373	320

Net interest income	3,792	4,079

Provision for loan losses	46	65

Net interest income after provision for loan losses	3,746	4,014

Noninterest income:
Service charges on deposit accounts	108	104
Income on bank owned life insurance	119	126
Mortgage banking income	68	93
Gain on sales of securities, net	10	68
Gain on disposition of purchase credit impaired loans	-	43
Other	31	1
Total noninterest income	336	435

Noninterest expense:
Salaries and employee benefits	1,556	1,455
Occupancy and equipment	397	368
Data processing	206	172
Professional and supervisory fees	206	207
Office expense	42	52
Advertising	45	31
FDIC deposit insurance	34	56
Foreclosed assets, net	50	2
Change in loan servicing asset	52	23
Other	211	195
Total noninterest expense	2,799	2,561

Income before income taxes	1,283	1,888
Income tax expense	426	615

Net income	$857	$1,273

Other comprehensive income
Unrealized (losses) gains on securities available-for-sale	$136	$(519)
Tax effect	(50)	187
Reclassification adjustment for gains realized in net income	(10)	(68)
Tax effect	4	24
Total other comprehensive income (loss)	80	(376)

Comprehensive income	$937	$897

Basic net income per share: (Note 3)	$0.15	$0.22
Diluted net income per share: (Note 3)	$0.15	$0.22
Dividends declared per share:	$0.10	$0.10

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at June 30, 2016	$65	$(6)	$12,882	$71,909	$1,808	$(1,257)	$85,401
Net income	-	-	-	1,273	-	-	1,273
Other comprehensive loss	-	-	-	-	(376)	-	(376)
Purchase of 34,599 shares of treasury stock (1)	-	(1)	(700)	-	-	-	(701)
Stock-based compensation expense	-	-	76	-	-	-	76
Dividends	-	-	-	(583)	-	-	(583)
ESOP Shares earned	-	-	39	-	-	53	92
Balance at September 30, 2016	$65	$(7)	$12,297	$72,599	$1,432	$(1,204)	$85,182

Balance at June 30, 2017	$65	$(7)	$11,940	$75,169	$(202)	$(1,004)	$85,961
Net income	-	-	-	857	-	-	857
Other comprehensive income	-	-	-	-	80	-	80
Purchase of 7,576 shares of treasury stock (2)	-	-	(208)	-	-	-	(208)
Stock-based compensation expense	-	-	6	-	-	-	6
Dividends	-	-	-	(575)	-	-	(575)
ESOP Shares earned	-	-	96	-	-	52	148
Balance at September 30, 2017	$65	$(7)	$11,834	$75,451	$(122)	$(952)	$86,269

(1)	The weighted average cost of treasury shares purchased during the three months ended was $20.23 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	The weighted average cost of treasury shares purchased during the three months ended was $27.46 per share. Treasury stock repurchases were accounted for using the par value method.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities
Net income	$857	$1,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	46	65
Provision for real estate owned	26	103
Depreciation and amortization, net	345	355
Net accretion of purchase accounting adjustments	(39)	(17)
Deferred income tax expense (benefit)	(19)	112
Net gain on sale of real estate owned	(4)	(79)
Change in loan servicing asset	52	23
Net gain on sales of securities	(10)	(68)
Mortgage loans originated for sale	(1,082)	(1,314)
Mortgage loans sold	1,337	1,144
Gain on sales of mortgage loans	(10)	(33)
Increase in cash surrender value of bank owned life insurance	(120)	(126)
Gain on disposition of purchased credit impaired loans	-	(43)
ESOP compensation expense	148	92
Stock based compensation expense	6	76
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	192	394
Accrued interest payable and other liabilities	(102)	(2)
Net cash provided by operating activities	1,623	1,955

Cash Flows From Investing Activities
Purchases of premises and equipment	(103)	(66)
Purchases of securities available-for-sale	(10,624)	(11,344)
Proceeds from maturities, paydowns and calls of securities available-for-sale	4,186	6,665
Proceeds from sales of securities available-for-sale	3,997	3,153
Purchases of restricted equity securities	(2)	-
Redemptions of restricted equity securities	(422)	-
Proceeds from sale of real estate owned	42	676
Dispositions of purchased credit impaired loans	-	37
Loan originations and repayments, net	(5,410)	(3,409)
Net cash used in investing activities	(8,336)	(4,288)

Cash Flows from Financing Activities
Net change in deposits	(16,827)	(1,207)
Proceeds from notes payable to FHLB	10,000	-
Dividends paid	(575)	(583)
Purchase of treasury stock	(208)	(701)
Net cash used in provided by financing activities	(7,610)	(2,491)

Change in cash and cash equivalents	(14,323)	(4,824)

Cash and cash equivalents, beginning of period	20,745	27,676
Cash and cash equivalents, end of period	$6,422	$22,852

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (72.35%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2017 and June 30, 2017 and the results of operations and cash flows for the interim periods ended September 30, 2017 and 2016. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2018 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. Issued in March 2017, ASU 2017-08 amends the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its consolidated financial statements.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Issued in June 2016, ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

There have been no accounting standards that have been issued or proposed by the FASB or other standards-setting bodies during this quarter that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of standards previously issued and not yet effective, and have no changes in our assessment to disclose since filing of the Form 10-K.

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

	Three Months Ended
	September 30, 2017	September 30, 2016
Earnings per share
Net income	$857	$1,273
Less: distributed earnings allocated to participating securities	(2)	(4)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(1)	(5)
Net earnings available to common shareholders	$854	$1,264

Weighted average common shares outstanding including participating securities	5,786,109	5,820,952
Less: participating securities	(21,910)	(40,905)
Less: average unearned ESOP shares	(83,090)	(122,312)
Weighted average common shares outstanding	5,681,109	5,657,735

Basic earnings per share	$0.15	$0.22

Weighted average common shares outstanding	5,681,109	5,657,735
Add: dilutive effects of assumed exercises of stock options	119,447	83,409
Average shares and dilutive potential common shares	5,800,556	5,741,144

Diluted earnings per share	$0.15	$0.22

During the three months ended September 30, 2017 no shares were considered anti-dilutive. During the three months ended September 30, 2016, 28,700 shares were considered anti-dilutive as the exercise price was above the average market price for the three month period.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at September 30, 2017 and June 30, 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$214	$-	$234
Certificates of deposit	5,980	16	(18)	5,978
Municipal securities	42,372	277	(327)	42,322
SBA loan pools	481	2	-	483
CMOs	12,141	-	(215)	11,926
U.S. Government agency mortgage-backed securities	48,815	208	(189)	48,834
U.S. Government agency bonds	11,093	3	(162)	10,934
Total available-for-sale	$120,902	$720	$(911)	$120,711

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$162	$-	$182
Certificates of deposit	6,230	16	(18)	6,228
Municipal securities	39,847	296	(344)	39,799
SBA loan pools	563	2	-	565
CMOs	13,024	-	(239)	12,785
U.S. Government agency mortgage-backed securities	44,884	185	(244)	44,825
U.S. Government agency bonds	14,082	15	(147)	13,950
Total available-for-sale	$118,650	$676	$(992)	$118,334

Securities pledged at September 30, 2017 and June 30, 2017 had fair values of $30,404 and $6,069, respectively. These securities were pledged to secure public deposits and FHLB advances.

At September 30, 2017 and June 30, 2017, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at September 30, 2017 and June 30, 2017. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
September 30, 2017
Available-for-sale:
Certificates of deposit	$2,974	$(18)	12	$-	$-	-	$2,974	$(18)	12
Municipal securities	16,162	(121)	37	7,261	(206)	17	23,423	(327)	54
CMOs	3,698	(39)	5	8,229	(176)	11	11,927	(215)	16
U.S. Government agency mortgage-backed securities	28,071	(143)	29	2,259	(46)	3	30,330	(189)	32
U.S. Government agency bonds	7,012	(81)	7	2,919	(81)	2	9,931	(162)	9
	$57,917	$(402)	90	$20,668	$(509)	33	$78,585	$(911)	123

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2017
Available-for-sale:
Certificates of deposit	$2,227	$(18)	9	$-	$-	-	$2,227	$(18)	9
Municipal securities	18,331	(276)	41	2,221	(68)	5	20,552	(344)	46
CMOs	7,833	(136)	9	4,952	(103)	7	12,785	(239)	16
U.S. Government agency mortgage-backed securities	29,057	(244)	31	-	-	-	29,057	(244)	31
U.S. Government agency bonds	8,027	(78)	8	1,931	(69)	1	9,958	(147)	9
	$65,475	$(752)	98	$9,104	$(240)	13	$74,579	$(992)	111

(1)	Actual amounts.

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

None of the unrealized losses at September 30, 2017 were recognized into net income for the three months ended September 30, 2017 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2017 were recognized as having OTTI during the year ended June 30, 2017.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2017 and June 30, 2017 by contractual maturity.

	September 30, 2017		June 30, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$996	$996	$2,989	$2,990
Due from one to five years	17,393	17,376	17,196	17,183
Due from five to ten years	29,811	29,764	30,084	30,045
Due after ten years	11,726	11,580	10,453	10,324
Mortgage-backed securities, CMOs and FHLMC stock (1)	60,976	60,995	57,928	57,792
Total available for sale	$120,902	$120,711	$118,650	$118,334

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three months ended September 30, 2017 and 2016:

	Three Months Ended
Available-for-sale:	September 30, 2017	September 30, 2016
Proceeds	$3,997	$3,153
Gross gains	11	68
Gross losses	(1)	-

The tax provision related to these net realized gains for the three months ended September 30, 2017 and 2016 was $3 and $24, respectively.

(5)	LOANS

The components of loans at September 30, 2017 and June 30, 2017 were as follows:

	September 30, 2017	June 30, 2017
Real estate loans:
One-to-four family	$259,731	$260,114
Multi-family	1,834	1,864
Home equity	4,325	4,900
Nonresidential	18,107	18,916
Agricultural	1,404	1,441
Construction and land	22,202	15,254
Total real estate loans	307,603	302,489
Commercial and industrial	132	51
Consumer and other loans	5,141	5,018
Total loans	$312,876	$307,558

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three months ended September 30, 2017 by portfolio segment:

Three Months Ended September 30, 2017	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$900	$(11)	$-	$-	$889
Multi-family	4	-	-	-	4
Home equity	2	14	(13)	-	3
Nonresidential	63	(3)	-	-	60
Agricultural	1	-	-	-	1
Construction and land	35	45	(25)	-	55
Total real estate loans	1,005	45	(38)	-	1,012
Commercial and industrial	4	2	-	-	6
Consumer and other loans	7	(1)	-	-	6
Total loans	$1,016	$46	$(38)	$-	$1,024

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2017:

	Ending Allowance on Loans:		Loans:
At September 30, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$4	$885	$1,956	$257,775
Multi-family	-	4	-	1,834
Home equity	-	3	-	4,325
Nonresidential	-	60	141	17,966
Agricultural	-	1	-	1,404
Construction and land	-	55	453	21,749
Total real estate loans	4	1,008	2,550	305,053
Commercial and industrial	-	6	-	132
Consumer and other loans	-	6	-	5,141
Total loans	$4	$1,020	$2,550	$310,326

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

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2017:

	Ending Allowance on Loans:		Loans:
At June 30, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$8	$892	$3,034	$257,080
Multi-family	-	4	-	1,864
Home equity	-	2	-	4,900
Nonresidential	-	63	-	18,916
Agricultural	-	1	448	993
Construction and land	-	35	262	14,992
Total real estate loans	8	997	3,744	298,745
Commercial and industrial	-	4	-	51
Consumer and other loans	-	7	-	5,018
Total loans	$8	$1,008	$3,744	$303,814

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2017 and June 30, 2017, including the average recorded investment balance and interest earned for the three months ended September 30, 2017 and the year ended June 30, 2017:

	September 30, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,891	$2,420	$-	$2,244	$29
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	-	-	-	-	-
Agricultural	997	448	-	448	7
Construction and land	454	263	-	263	7
Total real estate loans	4,342	3,131	-	2,955	43
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$4,342	$3,131	$-	$2,955	$43

With recorded allowance:
Real estate loans:
One-to-four family	$984	$963	$4	$965	$-
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	-	-	-	-	-
Agricultural	-	-	-	-	-
Construction and land	-	-	-	-	-
Total real estate loans	984	963	4	965	-
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$984	$963	$4	$965	$-

Totals:
Real estate loans	$5,326	$4,094	$4	$3,920	$43
Consumer and other loans	-	-	-	-	-
Total	$5,326	$4,094	$4	$3,920	$43

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,539	$2,067	$-	$1,534	$225
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	-	-	-	555	-
Agricultural	997	448	-	448	34
Construction and land	457	262	-	220	13
Total real estate loans	3,993	2,777	-	2,757	272
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$3,993	$2,777	$-	$2,757	$272

With recorded allowance:
Real estate loans:
One-to-four family	$989	$967	$8	$1,443	$-
Multi-family	-	-	-	-	-
Home equity	-	-	-	-	-
Nonresidential	-	-	-	191	-
Agricultural	-	-	-	-	-
Construction and land	-	-	-	174	-
Total real estate loans	989	967	8	1,808	-
Commercial and industrial	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Total	$989	$967	$8	$1,808	$-

Totals:
Real estate loans	$4,982	$3,744	$8	$4,565	$272
Consumer and other loans	-	-	-	-	-
Total	$4,982	$3,744	$8	$4,565	$272

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

Total past due loans and nonaccrual loans at September 30, 2017:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$6,024	$1,380	$1,003	$8,407	$251,324	$259,731	$2,946	$-
Multi-family	-	-	-	-	1,834	1,834	-	-
Home equity	171	-	44	215	4,110	4,325	44	-
Nonresidential	237	-	-	237	17,870	18,107	-	-
Agricultural	-	-	-	-	1,404	1,404	501	-
Construction and land	351	37	-	388	21,814	22,202	36	-
Total real estate loans	6,783	1,417	1,047	9,247	298,356	307,603	3,527	-
Commercial and industrial	-	-	-	-	132	132	-	-
Consumer and other loans	2	1	-	3	5,138	5,141	-	-
Total	$6,785	$1,418	$1,047	$9,250	$303,626	$312,876	$3,527	$-

Total past due and nonaccrual loans by portfolio segment at June 30, 2017:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$6,143	$1,109	$1,100	$8,352	$251,762	$260,114	$2,762	$-
Multi-family	-	-	-	-	1,864	1,864	-	-
Home equity	161	-	40	201	4,699	4,900	89	-
Nonresidential	-	43	-	43	18,873	18,916	43	-
Agricultural	-	448	-	448	993	1,441	514	-
Construction and land	40	-	35	75	15,179	15,254	75	-
Total real estate loans	6,344	1,600	1,175	9,119	293,370	302,489	3,483	-
Commercial and industrial	-	-	-	-	51	51	-	-
Consumer and other loans	10	1	-	11	5,007	5,018	-	-
Total	$6,354	$1,601	$1,175	$9,130	$298,428	$307,558	$3,483	$-

Troubled Debt Restructurings:

At September 30, 2017 and June 30, 2017, total loans that have been modified as troubled debt restructurings were $2,086 and $1,619, respectively, which consisted of one construction loan, two agricultural loans, and three one-to-four family first liens at September 30, 2017 and one construction loan, two agricultural loans, one home equity line of credit, and two one-to-four family first liens at June 30, 2017. An allowance of $4 and $8 at September 30, 2017 and June 30, 2017, respectively, has been specifically reserved for these loans. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. The one-to-four family first lien troubled debt restructuring during the three months ended September 30, 2017 involved renewal of a loan with a fee concession. No loans modified or troubled debt restructurings during the past twelve months have defaulted since restructuring.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables.

Total loans by risk grade and portfolio segment at September 30, 2017:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$244,822	$5,936	$2,120	$6,853	$-	$259,731
Multi-family	1,834	-	-	-	-	1,834
Home equity	3,776	248	203	98	-	4,325
Nonresidential	13,062	3,561	1,343	141	-	18,107
Agricultural	265	368	270	501	-	1,404
Construction and land	20,725	834	119	524	-	22,202
Total real estate loans	284,484	10,947	4,055	8,117	-	307,603
Commercial and industrial	132	-	-	-	-	132
Consumer and other loans	5,141	-	-	-	-	5,141
Total	$289,757	$10,947	$4,055	$8,117	$-	$312,876

Total loans by risk grade and portfolio segment at June 30, 2017:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$245,179	$5,914	$2,573	$6,448	$-	$260,114
Multi-family	1,864	-	-	-	-	1,864
Home equity	4,272	233	300	95	-	4,900
Nonresidential	13,801	3,610	1,356	149	-	18,916
Agricultural	281	374	272	514	-	1,441
Construction and land	13,727	846	120	561	-	15,254
Total real estate loans	279,124	10,977	4,621	7,767	-	302,489
Commercial and industrial	51	-	-	-	-	51
Consumer and other loans	5,017	-	-	1	-	5,018
Total	$284,192	$10,977	$4,621	$7,768	$-	$307,558

At September 30, 2017, consumer mortgage loans secured by residential real estate properties totaling $236 were in formal foreclosure proceedings and are included in one-to-four family loans.

(6)	BORROWINGS

At September 30, 2017, long term borrowings consisted of a fixed rate FHLB advance of $10,000 at a stated rate of 1.20% that matures in December 2017. There were no borrowings as of June 30, 2017. We have credit available under a loan agreement with the FHLB with a remaining availability of $110,482 as of September 30, 2017.

The Bank has pledged as collateral FHLB stock and certain investment securities and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and June 30, 2017 are summarized below:

	Fair Value Measurements
	September 30, 2017		June 30, 2017
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$234	$-	$182	$-
Certificates of deposit	5,978	-	6,228	-
Municipal securities	42,322	-	39,799	-
SBA loan pools	483	-	565	-
CMOs	11,926	-	12,785	-
U.S. Government agency mortgage-backed securities	48,834	-	44,825	-
U.S. Government agency bonds	10,934	-	13,950	-
Total securities available-for-sale	120,711	-	118,334	-
Loan servicing rights	-	1,089	-	1,141
Total financial assets	$120,711	$1,089	$118,334	$1,141

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at September 30, 2017 and June 30, 2017:

	Fair Value Measurements
	September 30, 2017	June 30, 2017
	(Level 3)	(Level 3)
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$959	$959
Nonresidential	-	-
Construction and land	-	-
Total financial assets	959	959
Non-financial assets:
Real estate owned, net:
One-to-four family	171	152
Nonresidential	723	713
Construction and land	-	-
Total non-financial assets	894	865
Total assets measured at fair value on a non-recurring basis	$1,853	$1,824

The Company's impaired loans at September 30, 2017 and June 30, 2017 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of these loans were $959 as of September 30, 2017 and June 30, 2017, which reflected valuation allowances of $4 and $8, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at September 30, 2017 and June 30, 2017 were $894 and $865 and $0 and $24, respectively.

The tables below present a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended September 30, 2017 and 2016:

	Fair Value Measurements
	(Level 3)
	Three Months Ended
	September 30, 2017	September 30, 2016
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$1,141	$1,046
Purchases	-	-
Change in fair value	(52)	(23)
Balance at end of period:	$1,089	$1,023

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2017 and June 30, 2017.

	Level 3 Quantitative Information
	September 30, 2017	June 30, 2017	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$1,089	$1,141	Discounted cash flows	Discount rate, estimated timing of cash flows	9% to 10%

Impaired real estate loans net, with specific allocations:
One-to-four family	$959	$959	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Real estate owned net:
One-to-four family	$171	$152	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Nonresidential	$723	$713	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2017 and June 30, 2017 are summarized below:

	September 30, 2017
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$120,711	$-	$120,711	$-	$120,711
Loans, net	311,852	-	-	312,754	312,754
Loans held for sale (1)	-	-	-	-	-
Loan servicing rights	1,089	-	-	1,089	1,089
Restricted equity securities	1,447	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$377,678	$174,792	$203,142	$-	$377,934
Other borrowings	10,000	-	10,000	-	10,000

	June 30, 2017
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$118,334	$-	$118,334	$-	$118,334
Loans, net	306,542	-	-	307,624	307,624
Loans held for sale (1)	245	-	-	245	245
Loan servicing rights	1,141	-	-	1,141	1,141
Restricted equity securities	1,023	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$394,505	$190,968	$203,656	$-	$394,624
Other borrowings	-	-	-	-	-

(1)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

(8)	EMPLOYEE STOCK OWNERSHIP PLAN

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December, therefore no contributions to the ESOP were made during the three months ended September 30, 2017. Total ESOP compensation expense for the three months ended September 30, 2017 and 2016 was $122 and $92, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at September 30, 2017 and June 30, 2017 were as follows:

	September 30, 2017	June 30, 2017
Committed to be released to participants	16,965	11,441
Allocated to participants	130,952	130,952
Unearned	76,559	89,620
Total ESOP shares	224,476	232,013

Fair value of unearned shares	$2,147	$2,465

(9)	STOCK BASED COMPENSATION

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

There have been no stock options or restricted stock granted in 2017.

The following table summarizes stock option activity for the three months ended September 30, 2017:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2017	261,986	$12.46
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - September 30, 2017	261,986	$12.46	$4,084
Fully vested and exercisable at September 30, 2017	217,068	$11.80	$3,527
Expected to vest in future periods	44,918
Fully vested and expected to vest - September 30, 2017	261,986	$12.46	$4,084

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $28.05 per share on September 30, 2017.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 4,036 and 11,875 options that were earned during the three months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense for stock options for the three months ended September 30, 2017 and 2016 was $6 and $14, respectively. Total unrecognized compensation cost related to stock options was $71 at September 30, 2017 and is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2017:

September 30, 2017
Balance - beginning of year	21,910
Granted	-
Forfeited	-
Vested	-
Balance - end of period	21,910
Weighted average grant date fair value	$13.09

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on January 23, 2015 was $20.01 per share or $252. The weighted-average grant date fair value of restricted stock granted on February 5, 2016 was $19.40 per share or $136. Stock-based compensation expense for restricted stock included in noninterest expense for the three months ended September 30, 2017 and 2016 was $25 and $62, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $314 at September 30, 2017 and is expected to be recognized over a weighted-average period of 3.5 years.

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

The principal balances of those loans at September 30, 2017 and June 30, 2017 are as follows:

	September 30, 2017	June 30, 2017
Mortgage loan portfolio serviced for:
FHLMC	$106,452	$110,171

Custodial escrow balances maintained in connection with serviced loans were $1,132 and $893 at September 30, 2017 and June 30, 2017.

Activity for loan servicing rights for the three months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended
	September 30, 2017	September 30, 2016
Loan servicing rights:
Beginning of period:	$1,141	$1,046
Additions	-	-
Change in fair value	(52)	(23)
End of period:	$1,089	$1,023

Fair value at September 30, 2017 was determined using a discount rate of 9.50%, prepayment speed assumptions ranging from 5.2% to 15.6% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.  Fair value at September 30, 2016 was determined using a discount rate of 9.00%, prepayment speed assumptions ranging from 9.2% to 18.9% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

(11)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended September 30, 2017 and 2016 is as follows:

	September 30, 2017	September 30, 2016
Cash paid during the period for:
Interest paid	$371	$319
Income taxes paid	$68	$20
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$93	$-

(12)	SUBSEQUENT EVENTS

On October 26, 2017, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of November 9, 2017, and will be paid on or about November 22, 2017.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations nationally and in our market areas;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

•	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	increased competition among depository and other financial institutions;

•	our ability to attract and maintain deposits, including introducing new deposit products;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

•	risks related to high concentration of loans secured by real estate located in our market areas;

•	changes in the level of government support of housing finance;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	technological changes that may be more difficult or expensive than expected;

•	our reliance on a small executive staff;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

•	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2017, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2017 and June 30, 2017

Our total assets decreased by $6.6 million, or 1.4%, to $474.7 million at September 30, 2017 from $481.3 million at June 30, 2017. Total cash and cash equivalents decreased $14.3 million, or 69.0%, to $6.4 million at September 30, 2017 from $20.7 million at June 30, 2017. The decrease in cash and cash equivalents was primarily due to an anticipated withdrawal from a single customer’s deposit account that had been invested by the bank in a money market account. Our available-for-sale securities portfolio increased from $118.3 million at June 30, 2017 to $120.7 million at September 30, 2017. Gross loans increased $5.3 million, or 1.7%, to $312.9 million at September 30, 2017 from $307.6 million at June 30, 2017. This increase is a result of increased construction and land loan demand experienced during the three months ended September 30, 2017. Proceeds from FHLB advances were used to fund loan growth.

Deposits decreased $16.8 million, or 4.3%, to $377.7 million at September 30, 2017 from $394.5 million at June 30, 2017. The decrease in our deposits reflected a decrease of $17.5 million in money market deposits, $651 thousand in certificates of deposit, $450 thousand in savings deposits, and $273 thousand in NOW accounts offset by an increase of $2.0 million in non-interest bearing checking. The decrease in money market deposits was due to an anticipated withdrawal from a single customer.

Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2017.

We had no advances from the Federal Home Loan Bank of Atlanta as of June 30, 2017 but did have $10.0 million as of September 30, 2017. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of September 30, 2017, or approximately $120.5 million.

Total shareholders’ equity increased $308 thousand, or 0.4%, to $86.3 million at September 30, 2017 compared to $86.0 million at June 30, 2017. This was primarily due to our net income during the period of $857 thousand being offset by our dividends of $575 thousand. The Company and the Bank exceeded all minimum regulatory capital requirements at September 30, 2017 and June 30, 2017.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,946	$2,762
Multi-family	-	-
Home equity	44	89
Nonresidential	-	43
Agricultural	501	514
Construction and land	36	75
Total real estate loans	3,527	3,483
Commercial and industrial	-	-
Consumer and other loans	-	-
Total nonaccrual loans (1)	$3,527	$3,483
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$-	$-
Total of nonaccrual and 90 days or more past due loans (2)	$3,527	$3,483
Real estate owned, net:
One-to-four family	$171	$152
Nonresidential	723	713
Construction and land	-	-
Other nonperforming assets	-	-
Total nonperforming assets	$4,421	$4,348

Accruing troubled debt restructurings	-	-
Troubled debt restructurings and total nonperforming assets	$4,421	$4,348

Total nonperforming loans to total loans	1.13%	1.13%
Total nonperforming assets to total assets	0.93%	0.90%
Total nonperforming assets to loans and real estate owned	1.41%	1.41%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $2.1 million and $1.6 million, at September 30, 2017 and June 30, 2017, respectively.
(2)	There were no loans past due 90 days or more and still accruing at September 30, 2017 and June 30, 2017.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $52 thousand for the three months ended September 30, 2017. Interest of $24 thousand was recognized on these loans and is included in net income for the three months ended September 30, 2017.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $39 thousand and $10 thousand, respectively, for the three months ended September 30, 2017 and 2016.

Nonperforming assets increased $73 thousand from June 30, 2017 to September 30, 2017. Nonaccrual loans increased $44 thousand and real estate owned increased $29 thousand. There were no accruing loans past due 90 days or more at either date. The increase in nonaccrual loans primarily related to normal monthly fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.93% and 1.41%, respectively, at September 30, 2017 compared to 0.90% and 1.41%, respectively at June 30, 2017.

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

	For the Three Months Ended
	September 30, 2017				September 30, 2016
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$309,836		$3,555	4.59%	$291,018		$3,737	5.14%
Investment securities	82,215		369	1.80	98,672		443	1.80
Investment securities, tax-free	37,449		206	2.20	30,776		178	2.31
Interest-bearing deposits	9,088		35	1.54	23,594		41	0.70
Total interest-earning assets	438,588		4,165	3.80	444,060		4,399	3.96
Noninterest-earning assets	38,992				40,312
Total assets	$477,580				$484,372

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$47,184		$11	0.09%	$49,207		$12	0.10%
Money market deposits	80,142		76	0.38	73,309		70	0.38
Regular savings and other deposits	28,708		11	0.15	28,499		9	0.13
Certificates of deposit	203,193		264	0.52	225,661		229	0.40
Total interest-bearing deposits	359,227		362	0.40	376,676		320	0.34
Other Borrowings	4,930		11	0.89	-		-	-
Total interest-bearing liabilities	364,157		373	0.41	376,676		320	0.34
Noninterest bearing deposits	32,808				23,931
Other noninterest-bearing liabilities	4,511				883
Total liabilities	401,476				401,490
Equity	76,104				82,882
Total liabilities and equity	$477,580				$484,372

Net interest income			$3,792				$4,079
Interest rate spread				3.39%				3.62%
Net interest margin				3.46%				3.67%
Average interest-earning assets to average interest-bearing liabilities	1.20	x			1.18	x

Comparison of Operating Results for the Three Months Ended September 30, 2017 and September 30, 2016

General. We reported net income of $857 thousand for the three months ended September 30, 2017 as compared to $1.3 million for the three months ended September 30, 2016. Interest income decreased $234 thousand for the three months ended September 30, 2017 while interest expense increased $53 thousand resulting in a net decrease to net interest income of $287 thousand. Noninterest income decreased $99 thousand for the three months ended September 30, 2017 compared to September 30, 2016 due primarily to reduced gains recognized upon the payoff of PCI loans and securities. Total noninterest expense increased $238 thousand primarily due to increased cost in salaries, occupancy, data processing and foreclosure of assets.

Interest Income. Interest income decreased by $234 thousand, or 5.3%, to $4.2 million for the three months ended September 30, 2017 from $4.4 million for the three months ended September 30, 2016. The yield on interest-earning assets decreased 16 basis points from 3.96% for the three months ended September 30, 2016 to 3.80% for the three months ended September 30, 2017. Total average interest-earning assets also declined by $5.5 million to $438.6 million for the three months ended September 30, 2017 from $444.1 million for the three months ended September 30, 2016.

Interest income on loans was $3.6 million for the three months ended September 30, 2017 compared to $3.7 million for the three months ended September 30, 2016. The yield on loans decreased 55 basis points from 5.14% for the three months ended September 30, 2016 to 4.59% for the three months ended September 30, 2017, a result of the repayments of older, higher yielding loans being replaced by loans with lower yields. The average balance of loans increased by $18.8 million, or 6.5%, to $309.8 million for the three months ended September 30, 2017 from $291.0 million for the three months ended September 30, 2016. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities decreased by $46 thousand, or 7.4%, to $575 thousand for the three months ended September 30, 2017 from $621 thousand for the three months ended September 30, 2016. The decrease reflected a decrease in the average balance of securities of $9.8 million, or 7.6%, to $119.7 million for the three months ended September 30, 2017 from $129.4 million for the three months ended September 30, 2016 while the yield on securities stayed consistent at 1.92%. The decrease in the average balances of our investment securities is reflective of our efforts during 2016 and 2017 to help fund lending through investment repayments as opposed to wholesale borrowing. The bank is now beginning to borrow wholesale funds when deemed prudent by management.

The average balance of interest-earning deposits decreased $14.5 million from the three months ended September 30, 2016 to the three months ended September 30, 2017 while the yield increased 84 basis points over the same period. The decrease was primarily due to an anticipated withdrawal from a single customer’s deposit account that had been invested by the bank in a money market account. The increase in yield was primarily a result of variable rate Money Market accounts that have increased in rate due to market conditions.

Interest Expense. Interest expense increased by $53 thousand, or 16.6%, to $373 thousand for the three months ended September 30, 2017 from $320 thousand for the three months ended September 30, 2016. The increase reflected an increase of six basis points in the average rate paid on deposits for the three months ended September 30, 2017 to 0.40% from 0.34% for the three months ended September 30, 2016. The increase in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $359.2 million for the three months ended September 30, 2017 compared to $376.7 million for the three months ended September 30, 2016.

The largest increase in interest expense related to expense on certificates of deposit, which increased $35 thousand, or 15.3%, to $264 thousand for the three months ended September 30, 2017 from $229 thousand for the three months ended September 30, 2016. The average rate paid on certificates of deposit increased from 0.40% for the three months ended September 30, 2016 to 0.52% for the three months ended September 30, 2017 while average balances decreased from $225.7 million for the three-month period ended September 30, 2016 to $203.2 million for the three-month period ended September 30, 2017.

Other borrowings interest expense increased by $11 thousand. There were no FHLB borrowings in the three months ended September 30, 2016, while the three months ended September 30, 2017 had an average of $4.9 million.

Net Interest Income. Net interest income before the provision for loan losses decreased by $287 thousand, or 7.0%, to $3.8 million for the three months ended September 30, 2017. Our interest rate spread and net interest margin for the three months ended September 30, 2017 decreased to 3.39% and 3.46%, respectively, from 3.62% and 3.67%, respectively, for the three months ended September 30, 2016. The lower yield on loans along with the higher cost of certificates of deposit primarily contributed to the decrease in net interest margin for the three months ended September 30, 2017.

Provision for Loan Losses. We recorded a provision for loan losses of $46 thousand for the three months ended September 30, 2017 compared with $65 thousand for the three months ended September 30, 2016. There were $38 thousand of net charge-offs for the three months ended September 30, 2017 compared to $15 thousand for the three months ended September 30, 2016. The lower provision is primarily due to generally improved loan portfolio quality.

Our total allowance for loan losses was $1.0 million, or 0.33%, of total gross loans, at September 30, 2017 and June 30, 2017. The ending allowance for specifically identified impaired loans was $4 thousand at September 30, 2017 compared to $8 thousand at June 30, 2017. The recorded investment in impaired loans at September 30, 2017 was $4.1 million compared to $3.7 million at June 30, 2017.

The general valuation allowance was $1.0 million at September 30, 2017 and June 30, 2017. Total loans evaluated collectively for impairment increased $6.5 million, or 2.1%, to $310.3 million at September 30, 2017 compared to $303.8 million at June 30, 2017.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2017 and 2016. There have been no changes to our allowance for loan loss methodology.

Noninterest Income. Noninterest income decreased $99 thousand, or 22.8%, to $336 thousand for the three months ended September 30, 2017 from $435 thousand for the three months ended September 30, 2016. No gains on the disposition of PCI loans of were recognized for the three months ended September 30, 2017 compared to $43 thousand for the three months ended September 30, 2016. Net gains on sales of investment securities available for sale were $10 thousand for the three months ended September 30, 2017 compared to $68 thousand for the three months ended September 30, 2016. Gains on sales of securities are largely market driven.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2017 increased by $238 thousand, or 9.3%, to $2.8 million from $2.6 million for the same period in 2016. Salaries and employee benefits increased $101 thousand due to routine increases. Occupancy and data processing increased $63 thousand due to routine upgrades and improvements. Foreclosed asset expenses increased $48 thousand due to routine loan portfolio resolution expenses.

Income Tax Expense. Income tax expense for the three months ended September 30, 2017 was $426 thousand compared with $615 thousand for the three months ended September 30, 2016. The decrease was due to the decrease in taxable income for the comparable quarters. Our effective income tax rate was 33.2% and 32.6% for the same periods, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of September 30, 2017), or approximately $120.5 million, with a remaining availability of $110.5 million as of September 30, 2017.

Common Stock Dividends. On August 24, 2017, the Company paid a $0.10 per share cash dividend on its common stock for a total of $575 thousand.

Equity Compensation Plans. During the three months ended September 30, 2017, no shares of restricted stock or stock options were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required of smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer Repurchases. On November 24, 2015, the Board of Directors authorized the repurchase of up to 175,000 of the Company’s common stock.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended September 30, 2017:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
July 1 - July 31, 2017	7,537	$27.46	7,537		51,017
August 1 - August 31, 2017	30	28.00	30		50,987
September 1 - September 30, 2017	-	-	-		50,987	(2)
Total	7,567	$27.46	7,567	(1)

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.
(2)	Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at September 30, 2017.

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

Date: November 13, 2017

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language):

(i)       Consolidated Balance Sheets

(ii)      Consolidated Statements of Income and Comprehensive Income

(iii)     Consolidated Statements of Changes In Shareholders’ Equity

(iv)     Consolidated Statements of Cash Flows, and

(v)      Notes to The Consolidated Financial Statements

