Form 10-Q
period 2017-12-31
Oconee Federal Financial Corp.
filed 2018-02-13
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2017

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

There were 5,750,453 shares of Common Stock, par value $0.01 per share, outstanding as of February 8, 2018.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	December 31, 2017	June 30, 2017

ASSETS
Cash and due from banks	$4,867	$3,526
Interest-earning deposits	1,915	17,219
Total cash and cash equivalents	6,782	20,745
Securities available-for-sale	122,183	118,334
Loans	317,063	307,558
Allowance for loan losses	(1,032)	(1,016)
Net loans	316,031	306,542
Loans held for sale, at fair value	270	245
Premises and equipment, net	6,761	6,574
Real estate owned, net	850	865
Accrued interest receivable
Loans	990	944
Investments	616	568
Restricted equity securities, at cost	1,872	1,023
Bank owned life insurance	18,310	18,071
Goodwill	2,593	2,593
Core deposit intangible	478	568
Loan servicing rights	1,024	1,141
Deferred tax assets	1,678	2,370
Other assets	443	734
Total assets	$480,881	$481,317

LIABILITIES
Deposits
Noninterest bearing	$27,433	$25,900
Interest bearing	343,865	368,605
Total deposits	371,298	394,505
Fed Funds Purchased	2,814	—
FHLB Advances	20,000	—
Accrued interest payable and other liabilities	1,462	851
Total liabilities	395,574	395,356

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,463,039 shares issued and outstanding	65	65
Treasury stock, at par, 712,586 and 699,345 shares, respectively	(7)	(7)
Additional paid-in capital	11,819	11,940
Retained earnings	74,860	75,169
Accumulated other comprehensive loss	(530)	(202)
Unearned ESOP shares	(900)	(1,004)
Total shareholders’ equity	85,307	85,961
Total liabilities and shareholders’ equity	$480,881	$481,317

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest and dividend income:
Loans, including fees	$3,621	$3,639	$7,176	$7,376
Securities, taxable	398	388	768	831
Securities, tax-exempt	214	180	420	358
Interest-earning deposits and other	7	36	42	77
Total interest income	4,240	4,243	8,406	8,642

Interest expense:
Deposits	363	323	725	643
Other Borrowings	51	—	62	—
Total interest expense	414	323	787	643
Net interest income	3,826	3,920	7,619	7,999
Provision for loan losses	9	24	56	89
Net interest income after provision for loan losses	3,817	3,896	7,563	7,910

Noninterest income:
Service charges on deposit accounts	112	107	220	211
Income on bank owned life insurance	118	127	239	253
Mortgage banking income	67	82	135	175
Gain on sales of securities, net	—	57	10	125
Gain on disposition of purchase credit impaired loans	—	120	—	196
Other	26	2	56	3
Total noninterest income	323	495	660	963

Noninterest expense:
Salaries and employee benefits	1,653	1,548	3,209	2,972
Occupancy and equipment	443	370	840	738
Data processing	226	140	432	270
Professional and supervisory fees	250	249	457	456
Office expense	66	44	108	96
Advertising	83	46	128	77
FDIC deposit insurance	34	35	68	91
Foreclosed assets, net	(22)	2	28	37
Change in loan servicing asset	65	(196)	117	(173)
Other	216	217	427	485
Total noninterest expense	3,014	2,455	5,814	5,049
Income before income taxes	1,126	1,936	2,409	3,824
Income tax expense	1,185	618	1,611	1,233

Net income/(loss)	$(59)	$1,318	$798	$2,591

Other comprehensive income
Unrealized losses on securities available-for-sale	$(723)	$(3,524)	$(587)	$(4,043)
Tax effect	210	1,268	125	1,455
Reclassification adjustment for gains realized in net income	—	(57)	(10)	(125)
Tax effect	(1)	21	2	45
Total other comprehensive loss	(514)	(2,292)	(470)	(2,668)
Comprehensive income/(loss)	$(573)	$(974)	$328	$(77)

Basic net income/(loss) per share: (Note 3)	$(0.01)	$0.23	$0.14	$0.46
Diluted net income/(loss) per share: (Note 3)	$(0.01)	$0.23	$0.14	$0.45
Dividends declared per share:	$0.10	$0.10	$0.20	$0.20

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at June 30, 2016	$65	$(6)	$12,882	$71,909	$1,808	$(1,257)	$85,401
Net income	—	—	—	2,591	—	—	2,591
Other comprehensive loss	—	—	—	—	(2,668)	—	(2,668)
Purchase of 37,943 shares of treasury stock (1)	—	(1)	(777)	—	—	—	(778)
Stock-based compensation expense	—	—	151	—	—	—	151
Dividends (2)	—	—	44	(1,107)	—	—	(1,063)
ESOP Shares earned	—	—	123	—	—	150	273
Balance at December 31, 2016	$65	$(7)	$12,423	$73,393	$(860)	$(1,107)	$83,907

Balance at June 30, 2017	$65	$(7)	$11,940	$75,169	$(202)	$(1,004)	$85,961
Net income	—	—	—	798	—	—	798
Other comprehensive income	—	—	—	—	(328)	—	(328)
Purchase of 13,241 shares of treasury stock (3)	—	—	(377)	—	—	—	(377)
Stock-based compensation expense	—	—	13	—	—	—	13
Dividends (4)	—	—	44	(1,107)	—	—	(1,063)
ESOP Shares earned	—	—	199	—	—	104	303
Balance at December 31, 2017	$65	$(7)	$11,819	$74,860	$(530)	$(900)	$85,307

(1)	The weighted average cost of treasury shares purchased during the six months ended was $20.48 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	Approximately $99 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 8,938 additional shares. The portion of the dividend paid on allocated shares of approximately $44 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,938 shares was accounted for as additional compensation expense of approximately $55 for the six months ended December 31, 2016.

(3)	The weighted average cost of treasury shares purchased during the six months ended was $28.52 per share. Treasury stock repurchases were accounted for using the par value method.

(4)	Approximately $93 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 8,300 additional shares. The portion of the dividend paid on allocated shares of approximately $44 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 8,300 shares was accounted for as additional compensation expense of approximately $44 for the six months ended December 31, 2017.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Six Months Ended
	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities
Net income	$798	$2,591
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	56	89
Provision for real estate owned	26	103
Depreciation and amortization, net	669	745
Net accretion of purchase accounting adjustments	102	119
Deferred income tax expense	961	44
Net gain on sale of real estate owned	(62)	(86)
Change in loan servicing asset	117	(173)
Net gain on sales of securities	(10)	(125)
Mortgage loans originated for sale	(1,831)	(1,543)
Mortgage loans sold	1,820	1,707
Gain on sales of mortgage loans	(14)	(35)
Increase in cash surrender value of bank owned life insurance	(239)	(253)
Gain on disposition of purchased credit impaired loans	—	(196)
ESOP compensation expense	303	273
Stock based compensation expense	13	151
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	197	460
Accrued interest payable and other liabilities	611	1,153
Net cash provided by operating activities	3,517	5,024
Cash Flows From Investing Activities
Purchases of premises and equipment	(383)	(71)
Purchases of securities available-for-sale	(16,359)	(19,779)
Proceeds from maturities, paydowns and calls of securities available-for-sale	7,543	11,069
Proceeds from sales of securities available-for-sale	3,997	15,648
Purchases of restricted equity securities	(849)	—
Proceeds from sale of real estate owned	281	739
Dispositions of purchased credit impaired loans	—	566
Loan originations and repayments, net	(9,877)	(10,132)
Net cash used in investing activities	(15,647)	(1,960)
Cash Flows from Financing Activities
Net change in deposits	(23,207)	(3,221)
Net increase in short term borrowings	2,814	—
Proceeds from notes payable to FHLB	28,000	—
Repayment of notes payable to FHLB	(8,000)	—
Dividends paid	(1,063)	(1,063)
Purchase of treasury stock	(377)	(778)
Net cash used in provided by financing activities	(1,833)	(5,062)
Change in cash and cash equivalents	(13,963)	(1,998)
Cash and cash equivalents, beginning of period	20,745	27,676
Cash and cash equivalents, end of period	$6,782	$25,678

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (72.42%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2017 and June 30, 2017 and the results of operations and cash flows for the interim periods ended December 31, 2017 and 2016. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2018 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

Accounting Standards Update (“ASU”) 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. Issued in May 2017, ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company is assessing the impact of ASU 2017-09 on its consolidated financial statements.

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

There have been no accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies during this quarter that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of standards previously issued and not yet effective, and have no changes in our assessment to disclose since filing of the Form 10-K.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Earnings per share
Net income/(loss)	$(59)	$1,318	$798	$2,591
Less: distributed earnings allocated to participating securities	(2)	(3)	(4)	(7)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	2	(6)	1	(11)
Net earnings/(loss) available to common shareholders	$(59)	$1,309	$795	$2,573

Weighted average common shares outstanding including participating securities	5,786,109	5,793,350	5,797,217	5,802,651
Less: participating securities	(21,910)	(40,905)	(21,910)	(40,905)
Less: average unearned ESOP shares	(70,950)	(111,218)	(77,480)	(115,104)
Weighted average common shares outstanding	5,693,249	5,641,227	5,697,827	5,646,642

Basic earnings/(loss) per share	$(0.01)	$0.23	$0.14	$0.46

Weighted average common shares outstanding	5,693,249	5,641,227	5,697,827	5,646,642
Add: dilutive effects of assumed exercises of stock options	130,658	96,097	127,844	89,680
Average shares and dilutive potential common shares	5,823,907	5,737,324	5,825,671	5,736,322

Diluted earnings/(loss) per share	$(0.01)	$0.23	$0.14	$0.45

During the three and six months ended December 31, 2017, 22,400 shares were considered anti-dilutive as the exercise price was in excess of the average market price for the respective periods. During the three months ended December 31, 2016 no shares were considered anti-dilutive. During the six months ended December 31, 2016, 28,700 shares were considered anti-dilutive as the exercise price was in excess of the average market price for the respective periods.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2017 and June 30, 2017 are as follows:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
FHLMC common stock	$20	$185	$—	$205
Certificates of deposit	5,483	4	(31)	5,456
Municipal securities	43,404	169	(417)	43,156
SBA loan pools	454	—	—	454
CMOs	11,646	—	(300)	11,346
U.S. Government agency mortgage-backed securities	48,053	103	(376)	47,780
U.S. Government agency bonds	14,036	—	(250)	13,786
Total available-for-sale	$123,096	$461	$(1,374)	$122,183

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
FHLMC common stock	$20	$162	$—	$182
Certificates of deposit	6,230	16	(18)	6,228
Municipal securities	39,847	296	(344)	39,799
SBA loan pools	563	2	—	565
CMOs	13,024	—	(239)	12,785
U.S. Government agency mortgage-backed securities	44,884	185	(244)	44,825
U.S. Government agency bonds	14,082	15	(147)	13,950
Total available-for-sale	$118,650	$676	$(992)	$118,334

Securities pledged at December 31, 2017 and June 30, 2017 had fair values of $29,047 and $6,069, respectively. These securities were pledged to secure public deposits and FHLB advances.

At December 31, 2017 and June 30, 2017, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at December 31, 2017 and June 30, 2017. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
December 31, 2017	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
Available-for-sale:
Certificates of deposit	$4,456	$(31)	18	$—	$—	—	$4,456	$(31)	18
Municipal securities	17,805	(182)	43	8,321	(235)	19	26,126	(417)	62
CMOs	2,492	(56)	3	8,854	(244)	13	11,346	(300)	16
U.S. Government agency mortgage-backed securities	30,216	(224)	34	8,143	(152)	10	38,359	(376)	44
U.S. Government agency bonds	6,891	(77)	8	6,894	(173)	6	13,785	(250)	14
	$61,860	$(570)	106	$32,212	$(804)	48	$94,072	$(1,374)	154

	Less than 12 Months			12 Months or More			Total
June 30, 2017	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
Available-for-sale:
Certificates of deposit	$2,227	$(18)	9	$—	$—	—	$2,227	$(18)	9
Municipal securities	18,331	(276)	41	2,221	(68)	5	20,552	(344)	46
CMOs	7,833	(136)	9	4,952	(103)	7	12,785	(239)	16
U.S. Government agency mortgage-backed securities	29,057	(244)	31	—	—	—	29,057	(244)	31
U.S. Government agency bonds	8,027	(78)	8	1,931	(69)	1	9,958	(147)	9
	$65,475	$(752)	98	$9,104	$(240)	13	$74,579	$(992)	111

(1)	Actual amounts.

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

None of the unrealized losses at December 31, 2017 were recognized into net income for the three or six months ended December 31, 2017 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2017 were recognized as having OTTI during the year ended June 30, 2017.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at December 31, 2017 and June 30, 2017 by contractual maturity.

	December 31, 2017		June 30, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$1,948	$1,948	$2,989	$2,990
Due from one to five years	17,197	17,031	17,196	17,183
Due after five years to ten years	32,751	32,477	30,084	30,045
Due after ten years	11,481	11,396	10,453	10,324
Mortgage-backed securities, CMOs and FHLMC stock (1)	59,719	59,331	57,928	57,792
Total available for sale	$123,096	$122,183	$118,650	$118,334

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
Available-for-sale:	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Proceeds	$—	$12,495	$3,997	$15,648
Gross gains	—	57	11	125
Gross losses	—	—	(1)	—

The tax provision related to these net realized gains for the six months ended December 31, 2017 was $3, and for the three and six months ended December 31, 2016 was $21 and $45, respectively.

(5)       LOANS

The components of loans at December 31, 2017 and June 30, 2017 were as follows:

	December 31, 2017	June 30, 2017
Real estate loans:
One-to-four family	$258,088	$260,114
Multi-family	1,799	1,864
Home equity	4,057	4,900
Nonresidential	17,663	18,916
Agricultural	1,358	1,441
Construction and land	28,419	15,254
Total real estate loans	311,384	302,489
Commercial and industrial	426	51
Consumer and other loans	5,253	5,018
Total loans	$317,063	$307,558

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2017 by portfolio segment:

Three Months Ended December 31, 2017	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$889	$(1)	$—	$—	$888
Multi-family	4	—	—	—	4
Home equity	3	1	—	—	4
Nonresidential	60	(1)	—	—	59
Agricultural	1	(1)	—	—	—
Construction and land	55	19	(1)	—	73
Total real estate loans	1,012	17	(1)	—	1,028
Commercial and industrial	6	(2)	—	—	4
Consumer and other loans	6	(6)	—	—	—
Total loans	$1,024	$9	$(1)	$—	$1,032

Six Months Ended December 31, 2017	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$900	$(12)	$—	$—	$888
Multi-family	4	—	—	—	4
Home equity	2	15	(13)	—	4
Nonresidential	63	(4)	—	—	59
Agricultural	1	(1)	—	—	—
Construction and land	35	64	(26)	—	73
Total real estate loans	1,005	62	(39)	—	1,028
Commercial and industrial	4	—	—	—	4
Consumer and other loans	7	(6)	(1)	—	—
Total loans	$1,016	$56	$(40)	$—	$1,032

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2017:

	Ending Allowance on Loans:		Loans:
At December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$888	$2,852	$255,236
Multi-family	—	4	—	1,799
Home equity	—	4	—	4,057
Nonresidential	—	59	690	16,973
Agricultural	—	—	438	920
Construction and land	—	73	270	28,149
Total real estate loans	—	1,028	4,250	307,134
Commercial and industrial	4	—	—	426
Consumer and other loans	—	—	—	5,253
Total loans	$—	$1,032	$4,250	$312,813

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2016 by portfolio segment:

Three Months ended December 31, 2016	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$785	$10	$—	$—	$795
Multi-family	4	—	—	—	4
Home equity	2	—	—	—	2
Nonresidential	132	(8)	—	—	124
Agricultural	5	(3)	—	—	2
Construction and land	35	4	—	—	39
Total real estate loans	963	3	—	—	966
Commercial and industrial	6	(1)	—	—	5
Consumer and other loans	3	22	—	—	25
Total loans	$972	$24	$—	$—	$996

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Six Months ended December 31, 2016	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$733	$62	$—	$—	$795
Multi-family	4	—	—	—	4
Home equity	2	—	—	—	2
Nonresidential	130	9	(15)	—	124
Agricultural	5	(3)	—	—	2
Construction and land	39	—	—	—	39
Total real estate loans	913	68	(15)	—	966
Commercial and industrial	6	(1)	—	—	5
Consumer and other loans	3	22	—	—	25
Total loans	$922	$89	$(15)	$—	$996

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2017 and June 30, 2017, including the average recorded investment balance and interest earned for the six months ended December 31, 2017 and the year ended June 30, 2017:

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,948	$2,852	$—	$2,460	$22
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	726	690	—	345	3
Agricultural	987	438	—	443	7
Construction and land	454	270	—	266	7
Total real estate loans	5,115	4,250	—	3,514	39
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$5,115	$4,250	$—	$3,514	$39

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$484	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	484	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$484	$—

Totals:
Real estate loans	$5,115	$4,250	$—	$3,998	$39
Consumer and other loans	—	—	—	—	—
Total	$5,115	$4,250	$—	$3,998	$39

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

Total past due loans and nonaccrual loans at December 31, 2017:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$6,171	$1,887	$1,590	$9,648	$2,48,440	$2,58,088	$3,558	$—
Multi-family	—	—	—	—	1,799	1,799	—	—
Home equity	190	25	82	297	3,760	4,057	40	—
Nonresidential	—	198	35	233	17,430	17,663	975	—
Agricultural	—	—	—	—	1,358	1,358	480	—
Construction and land	54	—	270	324	28,095	28,419	301	—
Total real estate loans	6,415	2,110	1,977	10,502	3,00,882	3,11,384	5,354	—
Commercial and industrial	—	—	—	—	426	426	—	—
Consumer and other loans	—	—	—	—	5,253	5,253	—	—
Total	$6,415	$2,110	$1,977	$10,502	$3,06,561	$3,17,063	$5,354	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2017:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$6,143	$1,109	$1,100	$8,352	$2,51,762	$2,60,114	$2,762	$—
Multi-family	—	—	—	—	1,864	1,864	—	—
Home equity	161	—	40	201	4,699	4,900	89	—
Nonresidential	—	43	—	43	18,873	18,916	43	—
Agricultural	—	448	—	448	993	1,441	514	—
Construction and land	40	—	35	75	15,179	15,254	75	—
Total real estate loans	6,344	1,600	1,175	9,119	2,93,370	3,02,489	3,483	—
Commercial and industrial	—	—	—	—	51	51	—	—
Consumer and other loans	10	1	—	11	5,007	5,018	—	—
Total	$6,354	$1,601	$1,175	$9,130	$2,98,428	$3,07,558	$3,483	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Troubled Debt Restructurings:

At December 31, 2017 and June 30, 2017, total loans that have been modified as troubled debt restructurings were $2,974 and $1,619, respectively, which consisted of one construction loan, two agricultural loans, two nonresidential and three one-to-four family first liens at December 31, 2017 and one construction loan, two agricultural loans, one home equity line of credit, and two one-to-four family first liens at June 30, 2017. An allowance of $0 and $8 at December 31, 2017 and June 30, 2017, respectively, has been specifically reserved for these loans. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. The one-to-four family first lien troubled debt restructuring during the six months ended December 31, 2017 involved renewal of a loan with a fee concession. The two nonresidential troubled debt restructurings during the six months ended December 31, 2017 involved renewing existing loans, one with a potential principal reduction and one with a change of terms to temporarily require only payments of interest. No loans modified as troubled debt restructurings during the past twelve months have defaulted since restructuring.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables.

Total loans by risk grade and portfolio segment at December 31, 2017:

			Special
	Pass	Pass- Watch	Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$243,134	$5,956	$2,217	$6,781	$—	$258,088
Multi-family	1,799	—	—	—	—	1,799
Home equity	3,472	288	201	96	—	4,057
Nonresidential	12,645	2,614	1,328	1,076	—	17,663
Agricultural	249	362	267	480	—	1,358
Construction and land	26,953	820	117	529	—	28,419
Total real estate loans	288,252	10,040	4,130	8,962	—	311,384
Commercial and industrial	426	—	—	—	—	426
Consumer and other loans	5,253	—	—	—	—	5,253
Total	$293,931	$10,040	$4,130	$8,962	$—	$317,063

Total loans by risk grade and portfolio segment at June 30, 2017:

			Special
	Pass	Pass-Watch	Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$245,179	$5,914	$2,573	$6,448	$—	$260,114
Multi-family	1,864	—	—	—	—	1,864
Home equity	4,272	233	300	95	—	4,900
Nonresidential	13,801	3,610	1,356	149	—	18,916
Agricultural	281	374	272	514	—	1,441
Construction and land	13,727	846	120	561	—	15,254
Total real estate loans	279,124	10,977	4,621	7,767	—	302,489
Commercial and industrial	51	—	—	—	—	51
Consumer and other loans	5,017	—	—	1	—	5,018
Total	$284,192	$10,977	$4,621	$7,768	$—	$307,558

At December 31, 2017, consumer mortgage loans secured by residential real estate properties totaling $506 were in formal foreclosure proceedings and are included in one-to-four family and construction loans.

(6)        BORROWINGS

At December 31, 2017, long term borrowings consisted of fixed rate FHLB advances of $20,000 at a weighted average stated rate of 1.45% all of which mature in less than three months. Overnight borrowings at December 31, 2017 consisted of $2,814 of federal funds purchased at a rate of 2.5%. There were no borrowings as of June 30, 2017. We have credit available under a loan agreement with the FHLB with a remaining availability of $98,926 as of December 31, 2017.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and June 30, 2017 are summarized below:

	Fair Value Measurements
	December 31, 2017		June 30, 2017
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$205	$—	$182	$—
Certificates of deposit	5,456	—	6,228	—
Municipal securities	43,156	—	39,799	—
SBA loan pools	454	—	565	—
CMOs	11,346	—	12,785	—
U.S. Government agency mortgage-backed securities	47,780	—	44,825	—
U.S. Government agency bonds	13,786	—	13,950	—
Total securities available-for-sale	122,183	—	118,334	—
Loan servicing rights	—	1,024	—	1,141
Total financial assets	$122,183	$1,024	$118,334	$1,141

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at December 31, 2017 and June 30, 2017:

	Fair Value Measurements
	December 31, 2017	June 30, 2017
	(Level 3)	(Level 3)
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$—	$959
Nonresidential	—	—
Construction and land	—	—
Total financial assets	—	959
Non-financial assets:
Real estate owned, net:
One-to-four family	137	152
Nonresidential	713	713
Construction and land	—	—
Total non-financial assets	850	865
Total assets measured at fair value on a non-recurring basis	$850	$1,824

The Company’s impaired loans at December 31, 2017 and June 30, 2017 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. There were no such loans as of December 31, 2017. The carrying amounts of these loans was $959 as of June 30, 2017, which reflected a valuation allowance of $4.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at December 31, 2017 and June 30, 2017 were $850 and $865 and $0 and $24, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

The tables below present a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended December 31, 2017 and 2016:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December, 31 2017	December 31, 2016
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$1,089	$1,023	$1,141	$1,046
Purchases	—	—	—	—
Change in fair value	(65)	196	(117)	173
Balance at end of period:	$1,024	$1,219	$1,024	$1,219

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2017 and June 30, 2017.

	Level 3 Quantitative Information
	December 31, 2017	June 30, 2017	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$1,024	$1,141	Discounted cash flows	Discount rate, estimated timing of cash flows	9% to 10%

Impaired real estate loans net, with specific allocations: One-to-four family	$—	$959	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Real estate owned net: One-to-four family	$137	$152	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Nonresidential	$713	$713	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2017 and June 30, 2017 are summarized below:

	December 31, 2017
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$122,183	$—	$122,183	$—	$122,183
Loans, net	316,031	—	—	316,734	316,734
Loans held for sale (1)	270	—	—	270	270
Loan servicing rights	1,024	—	—	1,024	1,024
Restricted equity securities	1,872	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$371,298	$171,191	$200,095	$—	$371,286
Fed Funds Purchased	2,814	—	2,814	—	2,814
FHLB Advances	20,000	—	20,000	—	20,000

	June 30, 2017
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$118,334	$—	$118,334	$—	$118,334
Loans, net	306,542	—	—	307,624	307,624
Loans held for sale (1)	245	—	—	245	245
Loan servicing rights	1,141	—	—	1,141	1,141
Restricted equity securities	1,023	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$394,505	$190,968	$203,656	$—	$394,624
Fed Funds Purchased	—	—	—	—	—
FHLB Advances	—	—	—	—	—

(1)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

(8)          EMPLOYEE STOCK OWNERSHIP PLAN

Employees participate in an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed from the Company to purchase 248,842 shares of the Company’s common stock at $10.00 per share during 2011. The Company makes discretionary contributions to the ESOP and pays dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2017. In December 2016, $50 of discretionary contributions were made to the ESOP for debt retirement, which resulted in the release of additional shares and recognition of additional compensation expense of $88 for both the three and six months ended December 31, 2016. Total ESOP compensation expense for the three and six months ended December 31, 2017 was $155 and $303, respectively, and for the three and six months ended December 31, 2016 was $181 and $273, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Shares held by the ESOP at December 31, 2017 and June 30, 2017 were as follows:

	December 31, 2017	June 30, 2017
Committed to be released to participants	22,510	11,441
Allocated to participants	130,952	130,952
Unearned	65,340	89,620
Total ESOP shares	218,802	232,013

Fair value of unearned shares	$1,875	$2,465

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

On December 22, 2017, the compensation committee of the board of directors approved the issuance of 22,400 stock options to purchase Company stock to officers. There were no stock options or restricted stock issued in fiscal 2017. Stock options and restricted stock have vesting periods of five years or seven years, a percentage of which vests annually on each anniversary of the grant date. The weighted average vesting period of stock options granted in 2017 was seven years. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the six months ended December 31, 2017:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2017	261,986	$12.46
Granted	22,400	29.33
Exercised	—	—
Forfeited	—	—
Outstanding - December 31, 2017	284,386	$13.79	$4,241
Fully vested and exercisable at December 31, 2017	217,068	$11.80	$3,668
Expected to vest in future periods	67,318
Fully vested and expected to vest - December 31, 2017	284,386	$13.79	$4,241

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $28.70 per share on December 31, 2017.

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

The weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below:

Fiscal Years Granted
2018
Risk-free interest rate	2.43%
Expected dividend yield	1.36%
Expected stock volatility	15.03%
Expected life (years)	8
Fair value	$5.41

There were no stock options granted in fiscal year 2017.

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 4,035 and 23,750 options that were earned during the six months ended December 31, 2017 and 2016, respectively. Stock-based compensation expense for stock options for the three and six months ended December 31, 2017 was $7 and $13, respectively, and for the three and six months ended December 31, 2016 was $14 and $28, respectively. Total unrecognized compensation cost related to stock options was $185 at December 31, 2017 and is expected to be recognized over a weighted-average period of 4.1 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2017:

December 31, 2017
Balance - beginning of year	21,910
Granted	—
Forfeited	—
Vested	—
Balance - end of period	21,910
Weighted average grant date fair value	$13.09

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and six months ended December 31, 2017 was $25 and $51, respectively, and for the three and six months ended December 31, 2016 was $62 and $123, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $288 at December 31, 2017 and is expected to be recognized over a weighted-average period of 3.2 years.

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

The principal balances of those loans at December 31, 2017 and June 30, 2017 are as follows:

	December 31, 2017	June 30, 2017
Mortgage loan portfolio serviced for:
FHLMC	$103,094	$110,171

Custodial escrow balances maintained in connection with serviced loans were $397 and $893 at December 31, 2017 and June 30, 2017.

Activity for loan servicing rights for the three and six months ended December 31, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Loan servicing rights:
Beginning of period:	$1,089	$1,023	$1,141	$1,046
Additions	—	—	—	—
Change in fair value	(65)	196	(117)	173
End of period:	$1,024	$1,219	$1,024	$1,219

Fair value at December 31, 2017 was determined using a discount rate of 9.63%, prepayment speed assumptions ranging from 5.2% to 19.3% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%. Fair value at December 31, 2016 was determined using a discount rate of 9.63%, prepayment speed assumptions ranging from 5.1% to 12.7% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

(11)        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
Cash paid during the period for:
Interest paid	$785	$641
Income taxes paid	$328	$510
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$230	$154

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(12)        SUBSEQUENT EVENTS

On January 25, 2018, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of February 8, 2018, and will be paid on or about February 22, 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans and prospects and growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations nationally and in our market areas;

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

●	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

●	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	increased competition among depository and other financial institutions;

●	our ability to attract and maintain deposits, including introducing new deposit products;

●	inflation and changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

●	risks related to high concentration of loans secured by real estate located in our market areas;

●	changes in the level of government support of housing finance;

●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

●	changes in the ability of third-party providers to perform their obligations to us;

●	technological changes that may be more difficult or expensive than expected;

●	our reliance on a small executive staff;

●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

●	the ability of the U.S. government to manage federal debt limits;

●	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

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

Comparison of Financial Condition at December 31, 2017 and June 30, 2017

Our total assets decreased by $436 thousand, or 0.09%, to $480.9 million at December 31, 2017 from $481.3 million at June 30, 2017. Total cash and cash equivalents decreased $14.0 million, or 67.3%, to $6.8 million at December 31, 2017 from $20.7 million at June 30, 2017. The decrease in cash and cash equivalents was primarily due to an anticipated withdrawal from a single customer’s deposit account that had been invested by the Association in a money market account. Our available-for-sale securities portfolio increased by $3.8 million from $118.3 million at June 30, 2017 to $122.2 million at December 31, 2017. Gross loans increased $9.5 million, or 3.1%, to $317.1 million at December 31, 2017 from $307.6 million at June 30, 2017. This increase is a result of increased construction and land loan demand experienced during the six months ended December 31, 2017. Proceeds from FHLB advances were used to the loan and investment growth.

Deposits decreased $23.2 million, or 5.9%, to $371.3 million at December 31, 2017 from $394.5 million at June 30, 2017. The decrease in our deposits reflected a decrease of $21.5 million in money market deposits, $3.4 million in certificates of deposit, and $688 thousand in savings deposits, offset by an increase of $910 thousand in NOW accounts and an increase of $1.5 million in non-interest bearing checking. The decrease in money market deposits was due to an anticipated withdrawal from a single customer. The decrease in certificates of deposit is attributed to local competitive rates.

Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2017.

We had no advances from the Federal Home Loan Bank of Atlanta as of June 30, 2017 but did have $20.0 million as of December 31, 2017. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of December 31, 2017, or approximately $118.9 million. We had no federal funds purchased as of June 30, 2017 but did have $2.8 million as of December 31, 2017.

Total shareholders’ equity decreased $654 thousand, or 0.8%, to $85.3 million at December 31, 2017 compared to $86.0 million at June 30, 2017. This was primarily due to our net income during the period of $798 thousand being offset by an increase in unrealized losses in our investment portfolio and our payment of dividends of $1.1 million. The Company and the Bank exceeded all minimum regulatory capital requirements at December 31, 2017 and June 30, 2017.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2017	June 30, 2017
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$3,558	$2,762
Multi-family	—	—
Home equity	40	89
Nonresidential	975	43
Agricultural	480	514
Construction and land	301	75
Total real estate loans	5,354	3,483
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans (1)	$5,354	$3,483
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$—	$—
Total of nonaccrual and 90 days or more past due loans (2)	$5,354	$3,483
Real estate owned, net:
One-to-four family	$137	$152
Nonresidential	713	713
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$6,204	$4,348

Accruing troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$6,204	$4,348

Total nonperforming loans to total loans	1.69%	1.13%
Total nonperforming assets to total assets	1.29%	0.90%
Total nonperforming assets to loans and real estate owned	1.95%	1.41%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $3.0 million and $1.6 million, at December 31, 2017 and June 30, 2017, respectively.

(2)	There were no loans past due 90 days or more and still accruing at December 31, 2017 and June 30, 2017.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $148 thousand for the six months ended December 31, 2017. Interest of $33 thousand was recognized on these loans and is included in net income for the six months ended December 31, 2017.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $76 thousand for the six months ended December 31, 2017. Interest recognized on troubled debt restructured for the six months ended December 31, 2017 was $17 thousand.

Nonperforming assets increased $1.9 million from $4.3 million as of June 30, 2017 to $6.2 million as of December 31, 2017. Nonaccrual loans increased $1.9 million to $5.4 million as of December 31, 2017 and real estate owned decreased $15 thousand to $850 thousand as of December 31, 2017. There were no accruing loans past due 90 days or more at either date. The increase in nonaccrual loans is primarily related to several large loans in both the one-to-four family and non-residential categories. These did not result in specific reserve allocations or charge-offs during the period. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 1.29% and 1.95%, respectively, at December 31, 2017 compared to 0.90% and 1.41%, respectively at June 30, 2017.

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

	For the Three Months Ended
	December 31, 2017				December 31, 2016
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$315,408		$3,621	4.59%	$298,374		$3,639	4.88%
Investment securities	83,181		398	1.91	92,930		388	1.67
Investment securities, tax-free	38,709		214	2.21	33,145		180	2.17
Interest-earning deposits	1,869		7	1.50	16,917		36	0.85
Total interest-earning assets	439,167		4,240	3.86	441,366		4,243	3.85
Noninterest-earning assets	38,185				39,150
Total assets	$477,352				$480,516

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$47,792		$12	0.10%	$48,313		$12	0.10%
Money market deposits	68,932		56	0.32	79,244		72	0.36
Regular savings and other deposits	28,424		11	0.15	28,410		10	0.14
Certificates of deposit	201,492		284	0.56	213,853		229	0.42
Total interest-bearing deposits	346,640		363	0.42	369,820		323	0.35
Other Borrowings	15,462		51	1.31	—		—	—
Total interest-bearing liabilities	362,102		414	0.45	369,820		323	0.35
Noninterest bearing deposits	28,353				24,648
Other noninterest-bearing liabilities	16,768				1,421
Total liabilities	407,223				395,889
Equity	70,129				84,627
Total liabilities and equity	$477,352				$480,516

Net interest income			$3,826				$3,920
Interest rate spread				3.41%				3.50%
Net interest margin				3.49%				3.55%
Average interest-earning assets to average interest-bearing liabilities	1.21	x			1.19	x

	For the Six Months Ended
	December 31, 2017				December 31, 2016
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$312,622		$7,176	4.59%	$295,733		$7,376	4.99%
Investment securities	82,698		768	1.86	95,753		831	1.74
Investment securities, tax-free	38,079		420	2.21	32,929		358	2.17
Interest-earning deposits	5,928		42	1.42	17,975		77	0.86
Total interest-earning assets	439,327		8,406	3.83	442,390		8,642	3.91
Noninterest-earning assets	37,783				39,919
Total assets	$477,110				$482,309

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$47,488		$23	0.10%	$48,051		$30	0.12%
Money market deposits	74,537		132	0.35	78,284		134	0.34
Regular savings and other deposits	28,566		22	0.15	28,296		19	0.13
Certificates of deposit	202,342		548	0.54	217,306		460	0.42
Total interest-bearing deposits	352,933		725	0.41	371,937		643	0.34
Other Borrowings	9,646		62	1.28	—		—	—
Total interest-bearing liabilities	362,579		787	0.43	371,937		643	0.34
Noninterest bearing deposits	27,268				24,436
Other noninterest-bearing liabilities	10,630				972
Total liabilities	400,477				397,345
Equity	76,633				84,964
Total liabilities and equity	$477,110				$482,309

Net interest income			$7,619				$7,999
Interest rate spread				3.40%				3.56%
Net interest margin				3.47%				3.62%
Average interest-earning assets to average interest-bearing liabilities	1.21	x			1.19	x

Comparison of Operating Results for the Three Months Ended December 31, 2017 and December 31, 2016

General. We reported a net loss of $59 thousand for the three months ended December 31, 2017 as compared to net income of $1.3 million for the three months ended December 31, 2016. The primary reason for the decrease is due to a $973 thousand adjustment to the Company’s deferred tax assets required due to the federal tax reform legislation of 2017. Interest income decreased $3 thousand for the three months ended December 31, 2017 while interest expense increased $91 thousand resulting in a net decrease to net interest income of $94 thousand. Noninterest income decreased $172 thousand for the three months ended December 31, 2017 compared to December 31, 2016 due primarily to reduced gains recognized upon the payoff of PCI loans and securities. Total noninterest expense increased $559 thousand primarily due to increased cost in salaries, occupancy, data processing and the change in the value of the loan servicing asset.

Interest Income. Interest income remained stable at $4.2 million for the three months ended December 31, 2017 and December 31, 2016. The yield on interest-earning assets increased one basis point from 3.85% for the three months ended December 31, 2016 to 3.86% for the three months ended December 31, 2017. Total average interest-earning assets declined by $2.2 million to $439.2 million for the three months ended December 31, 2017 from $441.4 million for the three months ended December 31, 2016.

Interest income on loans remained stable at $3.6 million for the three months ended December 31, 2017 and December 31, 2016. The yield on loans decreased 29 basis points from 4.88% for the three months ended December 31, 2016 to 4.59% for the three months ended December 31, 2017, a result of the repayments of older, higher yielding loans being replaced by loans with lower yields. The average balance of loans increased by $17.0 million, or 5.7%, to $315.4 million for the three months ended December 31, 2017 from $298.4 million for the three months ended December 31, 2016. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities increased by $44 thousand, or 7.7%, to $612 thousand for the three months ended December 31, 2017 from $568 thousand for the three months ended December 31, 2016. The increase reflected the combination of a decrease in the average balance of securities of $4.2 million, or 3.3%, to $121.9 million for the three months ended December 31, 2017 from $126.1 million for the three months ended December 31, 2016 and an increase in the yield on securities to 2.01% from 1.80% for the respective periods. The decrease in the average balances of our investment securities is reflective of our efforts during early fiscal 2017 to fund loan growth using investment repayments. This reduced our average investments balances as reflected in the current period. Beginning late fiscal 2017, the Company began to maintain and grow investments and now borrows wholesale funds if needed for loan and investment growth when deemed prudent by management.

The average balance of interest-earning deposits decreased $15.0 million from the three months ended December 31, 2016 to the three months ended December 31, 2017 while the yield increased 65 basis points over the same period. The decrease in funds was primarily due to an anticipated withdrawal from a single customer’s deposit account that had been invested by the Association in a money market account. The increase in yield was primarily a result of increased short term rates on deposits due to market rate increases.

Interest Expense. Interest expense increased by $91 thousand, or 28.2%, to $414 thousand for the three months ended December 31, 2017 from $323 thousand for the three months ended December 31, 2016. The increase reflected an increase of seven basis points in the average rate paid on deposits for the three months ended December 31, 2017 to 0.42% from 0.35% for the three months ended December 31, 2016. The increase in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $346.6 million for the three months ended December 31, 2017 compared to $369.8 million for the three months ended December 31, 2016.

The largest increase in interest expense was related to expense on certificates of deposit, which increased $55 thousand, or 24.0%, to $284 thousand for the three months ended December 31, 2017 from $229 thousand for the three months ended December 31, 2016. The average rate paid on certificates of deposit increased from 0.42% for the three months ended December 31, 2016 to 0.56% for the three months ended December 31, 2017 while average balances decreased from $213.9 million for the three-month period ended December 31, 2016 to $201.5 million for the three-month period ended December 31, 2017.

Interest expense for other borrowings increased by $51 thousand. There were no FHLB borrowings in the three months ended December 31, 2016, while the three months ended December 31, 2017 had an average of $15.5 million with a weighted average rate of 1.31%.

Net Interest Income. Net interest income before the provision for loan losses decreased by $94 thousand, or 2.4%, to $3.8 million for the three months ended December 31, 2017. Our interest rate spread and net interest margin for the three months ended December 31, 2017 decreased to 3.41% and 3.49%, respectively, from 3.50% and 3.55%, respectively, for the three months ended December 31, 2016. The stable yield on earning assets along with the higher cost of certificates of deposit and other borrowings primarily contributed to the decrease in net interest margin for the three months ended December 31, 2017.

Provision for Loan Losses. We recorded a provision for loan losses of $9 thousand for the three months ended December 31, 2017 compared with $24 thousand for the three months ended December 31, 2016. There was $1 thousand of net charge-offs for the three months ended December 31, 2017 compared to none for the three months ended December 31, 2016. The lower provision is primarily due to a favorable shift in our ratio of originated loans to acquired loans.

Our total allowance for loan losses was $1.0 million, or 0.33%, of total gross loans, at December 31, 2017 and June 30, 2017. The allowance for specifically identified impaired loans was zero at December 31, 2017 compared to $8 thousand at June 30, 2017. The recorded investment in impaired loans at December 31, 2017 was $4.3 million compared to $3.7 million at June 30, 2017.

The general valuation allowance was $1.0 million at December 31, 2017 and June 30, 2017. Total loans evaluated collectively for impairment increased $11 million, or 3.6%, to $314.8 million at December 31, 2017 compared to $303.8 million at June 30, 2017.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2017 and 2016. There have been no changes to our allowance for loan loss methodology.

Noninterest Income. Noninterest income decreased $172 thousand, or 34.7%, to $323 thousand for the three months ended December 31, 2017 from $495 thousand for the three months ended December 31, 2016. No gains on the disposition of PCI loans were recognized for the three months ended December 31, 2017 compared to $120 thousand for the three months ended December 31, 2016. Net gains on sales of investment securities available for sale were zero for the three months ended December 31, 2017 compared to $57 thousand for the three months ended December 31, 2016. Gains on sales of securities are largely market driven.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2017 increased by $559 thousand, or 22.8%, to $3.0 million from $2.5 million for the same period in 2016. Salaries and employee benefits increased $105 thousand due to routine increases. Occupancy and data processing increased $159 thousand due to routine upgrades and improvements. The change in the value of the loan servicing portfolio decreased $261 thousand due to market conditions.

Income Tax Expense. Income tax expense for the three months ended December 31, 2017 was $1.2 million compared with $618 thousand for the three months ended December 31, 2016. The increase was primarily due to an adjustment to the Company’s deferred tax assets and unrealized losses on securities available-for-sale required as a result of the federal tax reform legislation of 2017, offset by reduced pre-tax income for the respective three-month periods. Our effective income tax rate was 105.2% and 31.9% for the same periods, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2017 and December 31, 2016

General. We reported net income of $798 thousand for the six months ended December 31, 2017 as compared to $2.6 million for the six months ended December 31, 2016. The reason for the decrease is due to a $973 thousand adjustment to the Company’s deferred tax assets required due to the federal tax reform legislation of 2017, as well as decreases in net interest income and non-interest income and an increase in non-interest expense. Interest income decreased $236 thousand for the six months ended December 31, 2017 while interest expense increased $144 thousand resulting in a net decrease to net interest income of $380 thousand. Noninterest income decreased $303 thousand for the six months ended December 31, 2017 compared to December 31, 2016 due primarily to reduced gains recognized upon the payoff of PCI loans and securities. Total noninterest expense increased $765 thousand primarily due to increased cost in salaries, occupancy, data processing and the change in the value of the loan servicing asset.

Interest Income. Interest income decreased by $236 thousand, or 2.7%, to $8.4 million for the six months ended December 31, 2017 from $8.6 million for the six months ended December 31, 2016. The yield on interest-earning assets decreased eight basis points from 3.91% for the six months ended December 31, 2016 to 3.83% for the six months ended December 31, 2017. Total average interest-earning assets declined by $3.1 million to $439.3 million for the six months ended December 31, 2017 from $442.4 million for the six months ended December 31, 2016.

Interest income on loans was $7.2 million for the six months ended December 31, 2017 compared to $7.4 million for the six months ended December 31, 2016. The yield on loans decreased 40 basis points from 4.99% for the six months ended December 31, 2016 to 4.59% for the six months ended December 31, 2017, a result of the repayments of older, higher yielding loans being replaced by loans with lower yields. The average balance of loans increased by $16.9 million, or 5.7%, to $312.6 million for the six months ended December 31, 2017 from $295.7 million for the six months ended December 31, 2016. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities remained stable at $1.2 million for the six months ended December 31, 2017 and December 31, 2016. This was a result of a decrease in the average balance of securities of $7.9 million, or 6.1%, to $120.8 million for the six months ended December 31, 2017 from $128.7 million for the six months ended December 31, 2016 while the yield on securities increased from 1.85% for the six months ended December 31, 2016 to 1.97% for the six months ended December 31, 2017. The decrease in the average balances of our investment securities is reflective of our efforts during early fiscal 2017 to fund loan growth using investment repayments. This reduced our average investments balances as reflected in the current period. Beginning late fiscal 2017 the Company began to maintain and grow investments and now borrows wholesale funds if needed for loan and investment growth when deemed prudent by management.

The average balance of interest-earning deposits decreased $12.0 million from the six months ended December 31, 2016 to the six months ended December 31, 2017 while the yield increased 56 basis points over the same period. The decrease in funds was primarily due to an anticipated withdrawal from a single customer’s deposit account that had been invested by the Association in a money market account. The increase in yield was primarily a result of increased short term rates on deposits due to market rate increases.

Interest Expense. Interest expense increased by $144 thousand, or 22.4%, to $787 thousand for the six months ended December 31, 2017 from $643 thousand for the six months ended December 31, 2016. The increase reflected an increase of seven basis points in the average rate paid on deposits for the six months ended December 31, 2017 to 0.41% from 0.34% for the six months ended December 31, 2016. The increase in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $352.9 million for the six months ended December 31, 2017 compared to $371.9 million for the six months ended December 31, 2016.

The largest increase in interest expense related to expense on certificates of deposit, which increased $88 thousand, or 19.1%, to $548 thousand for the six months ended December 31, 2017 from $460 thousand for the six months ended December 31, 2016. The average rate paid on certificates of deposit increased from 0.42% for the six months ended December 31, 2016 to 0.54% for the six months ended December 31, 2017 while average balances decreased from $217.3 million for the six-month period ended December 31, 2016 to $202.3 million for the six-month period ended December 31, 2017.

Interest expense on other borrowings increased by $62 thousand. There were no FHLB borrowings in the six months ended December 31, 2016, while the six months ended December 31, 2017 had an average of $9.6 million with a weighted average rate of 1.28%.

Net Interest Income. Net interest income before the provision for loan losses decreased by $380 thousand, or 4.8%, to $7.6 million for the six months ended December 31, 2017. Our interest rate spread and net interest margin for the six months ended December 31, 2017 decreased to 3.40% and 3.47%, respectively, from 3.56% and 3.62%, respectively, for the six months ended December 31, 2016. The lower yield on loans along with the higher cost of certificates of deposit and other borrowings primarily contributed to the decrease in net interest margin for the six months ended December 31, 2017.

Provision for Loan Losses. We recorded a provision for loan losses of $56 thousand for the six months ended December 31, 2017 compared with $89 thousand for the six months ended December 31, 2016. There was $40 thousand of net charge-offs for the six months ended December 31, 2017 compared to $15 thousand for the six months ended December 31, 2016. The lower provision is primarily due to a favorable shift in our ratio of originated loans to acquired loans.

Our total allowance for loan losses was $1.0 million, or 0.33%, of total gross loans, at December 31, 2017 and June 30, 2017. The ending allowance for specifically identified impaired loans was zero at December 31, 2017 compared to $8 thousand at June 30, 2017. The recorded investment in impaired loans at December 31, 2017 was $4.3 million compared to $3.7 million at June 30, 2017.

The general valuation allowance was $1.0 million at December 31, 2017 and June 30, 2017. Total loans evaluated collectively for impairment increased $11 million, or 3.6%, to $314.8 million at December 31, 2017 compared to $303.8 million at June 30, 2017.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2017 and 2016. There have been no changes to our allowance for loan loss methodology.

Noninterest Income. Noninterest income decreased $303 thousand, or 31.5%, to $660 thousand for the six months ended December 31, 2017 from $963 thousand for the six months ended December 31, 2016. No gains on the disposition of PCI loans were recognized for the six months ended December 31, 2017 compared to $196 thousand for the six months ended December 31, 2016. Net gains on sales of investment securities available for sale were $10 thousand for the six months ended December 31, 2017 compared to $125 thousand for the six months ended December 31, 2016. Gains on sales of securities are largely market driven.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2017 increased by $765 thousand, or 15.2%, to $5.8 million from $5.0 million for the same period in 2016. Salaries and employee benefits increased $237 thousand due to routine increases. Occupancy and data processing increased $264 thousand due to routine upgrades and improvements. The change in the value of the loan servicing portfolio decreased $290 thousand due to market conditions.

Income Tax Expense. Income tax expense for the six months ended December 31, 2017 was $1.6 million compared with $1.2 million for the six months ended December 31, 2016. The increase was primarily due to an adjustment to the Company’s deferred tax assets and unrealized losses on securities available-for-sale required as a result of the federal tax reform legislation of 2017, offset by reduced pre-tax income for the respective six month periods. Our effective income tax rate was 66.9% and 32.2% for the same periods, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of December 31, 2017), or approximately $118.9 million, with a remaining availability of $98.9 million as of December 31, 2017.

Common Stock Dividends. On August 24, 2017 and November 22, 2017, the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.1 million.

Equity Compensation Plans. During the three months ended December 31, 2017, no shares of restricted stock were issued and 22,400 common stock options were issued.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended December 31, 2017:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
October 1 - October 31, 2017	—	$—	—		50,987
November 1 - November 30, 2017	—	$—	—		50,987
December 1 - December 31, 2017	5,674	$29.92	5,674		45,313	(2)
Total	5,674	$29.92	5,674	(1)

(1) All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.

(2) Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at December 31, 2017.

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

Date: February 13, 2018

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language):

(i)         Consolidated Balance Sheets

(ii)        Consolidated Statements of Income and Comprehensive Income

(iii)       Consolidated Statements of Changes In Shareholders’ Equity

(iv)       Consolidated Statements of Cash Flows, and

(v)        Notes to The Consolidated Financial Statements