Form 10-Q
period 2018-03-31
Oconee Federal Financial Corp.
filed 2018-05-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

There were 5,774,589 shares of Common Stock, par value $0.01 per share, outstanding as of May 8, 2018.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	March 31, 2018	June 30, 2017
ASSETS
Cash and due from banks	$2,050	$3,526
Interest-earning deposits	6,788	17,211
Fed funds sold	76	8
Total cash and cash equivalents	8,914	20,745
Securities available-for-sale	119,090	118,334
Loans	319,469	307,558
Allowance for loan losses	(1,052)	(1,016)
Net loans	318,417	306,542
Loans held for sale, at fair value	178	245
Premises and equipment, net	6,780	6,574
Real estate owned, net	850	865
Accrued interest receivable
Loans	962	944
Investments	571	568
Restricted equity securities, at cost	1,575	1,023
Bank owned life insurance	18,438	18,071
Goodwill	2,593	2,593
Core deposit intangible	448	568
Loan servicing rights	1,099	1,141
Deferred tax assets	2,113	2,370
Other assets	443	734
Total assets	$482,471	$481,317

LIABILITIES
Deposits
Noninterest bearing	$28,125	$25,900
Interest bearing	355,950	368,605
Total deposits	384,075	394,505
FHLB advances	13,000	—
Accrued interest payable and other liabilities	814	851
Total liabilities	397,889	395,356

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,463,039 shares issued and outstanding	65	65
Treasury stock, at par, 714,386 and 699,345 shares, respectively	(7)	(7)
Additional paid-in capital	11,884	11,940
Retained earnings	75,785	75,169
Accumulated other comprehensive loss	(2,295)	(202)
Unearned ESOP shares	(850)	(1,004)
Total shareholders’ equity	84,582	85,961
Total liabilities and shareholders’ equity	$482,471	$481,317

See accompanying notes to the consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Interest and dividend income:
Loans, including fees	$3,635	$3,633	$10,811	$11,009
Securities, taxable	414	382	1,182	1,213
Securities, tax-exempt	215	186	635	544
Interest-earning deposits and other	24	57	66	134
Total interest income	4,288	4,258	12,694	12,900

Interest expense:
Deposits	386	329	1,112	972
Other borrowings	94	—	156	—
Total interest expense	480	329	1,268	972
Net interest income	3,808	3,929	11,426	11,928
Provision for loan losses	20	105	75	193
Net interest income after provision for loan losses	3,788	3,824	11,351	11,735

Noninterest income:
Service charges on deposit accounts	107	107	327	318
Income on bank owned life insurance	128	137	367	390
Mortgage banking income	64	74	197	227
Gain on sale of mortgage loans	26	1	28	23
Gain on sales of securities, net	—	3	10	128
Gain on disposition of purchase credit impaired loans	—	482	—	678
Other	20	2	76	4
Total noninterest income	345	806	1,005	1,768
Noninterest expense:
Salaries and employee benefits	1,688	1,637	4,896	4,609
Occupancy and equipment	405	372	1,244	1,110
Data processing	228	112	660	383
Professional and supervisory fees	288	140	745	596
Office expense	57	92	165	188
Advertising	43	44	171	122
FDIC deposit insurance	33	34	102	125
Foreclosed assets, net	31	6	59	43
Change in loan servicing asset	(75)	3	42	(170)
Other	251	275	679	762
Total noninterest expense	2,949	2,715	8,763	7,768
Income before income taxes	1,184	1,915	3,593	5,735
Income tax expense/(benefit)	(124)	527	1,486	1,759

Net income	$1,308	$1,388	$2,107	$3,976

Other comprehensive income/(loss)
Unrealized gains/(losses) on securities available-for-sale	$(1,991)	$458	$(2,578)	$(3,585)
Tax effect	558	(164)	683	1,291
Reclassification adjustment for gains realized in net income	—	(3)	(10)	(128)
Tax effect	—	1	3	46
Total other comprehensive income/(loss)	(1,433)	292	(1,902)	(2,376)

Comprehensive income/(loss)	$(125)	$1,680	$205	$1,600

Basic net income per share: (Note 3)	$0.23	$0.24	$0.37	$0.70
Diluted net income per share: (Note 3)	$0.22	$0.24	$0.36	$0.69
Dividends declared per share:	$0.10	$0.10	$0.30	$0.30

See accompanying notes to the consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at June 30, 2016	$65	$(6)	$12,882	$71,909	$1,808	$(1,257)	$85,401
Net income	—	—	—	3,976	—	—	3,976
Other comprehensive loss	—	—	—	—	(2,376)	—	(2,376)
Purchase of 55,381 shares of treasury stock(1)	—	(1)	(1,209)	—	—	—	(1,210)
Stock-based compensation expense	—	—	225	—	—	—	225
Dividends(2)	—	—	44	(1,684)	—	—	(1,640)
ESOP shares earned	—	—	178	—	—	202	380
Balance at March 31, 2017	$65	$(7)	$12,120	$74,201	$(568)	$(1,055)	$84,756

Balance at June 30, 2017	$65	$(7)	$11,940	$75,169	$(202)	$(1,004)	$85,961
Net income	—	—	—	2,107	—	—	2,107
Other comprehensive loss	—	—	—	—	(1,902)	—	(1,902)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act	—	—	—	191	(191)	—	—
Purchase of 15,041 shares of treasury stock(3)	—	—	(428)	—	—	—	(428)
Stock-based compensation expense	—	—	99	—	—	—	99
Dividends(4)	—	—	48	(1,682)	—	—	(1,634)
ESOP shares earned	—	—	225	—	—	154	379
Balance at March 31, 2018	$65	$(7)	$11,884	$75,785	$(2,295)	$(850)	$84,582

(1)	The weighted average cost of treasury shares purchased during the nine months ended was $21.84 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	Approximately $99 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 8,500 additional shares. The portion of the dividend paid on allocated shares of approximately $44 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 6,600 shares was accounted for as additional compensation expense of approximately $55 for the nine months ended March 31, 2017.

(3)	The weighted average cost of treasury shares purchased during the six months ended was $28.45 per share. Treasury stock repurchases were accounted for using the par value method.

(4)	Approximately $93 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 8,400 additional shares. The portion of the dividend paid on allocated shares of approximately $48 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 6,600 shares was accounted for as additional compensation expense of approximately $44 for the nine months ended March 31, 2018.

See accompanying notes to the consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities
Net income	$2,107	$3,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	193
Provision for real estate owned	26	103
Depreciation and amortization, net	995	1,095
Net (accretion)/amortization of purchase accounting adjustments	220	(35)
Deferred income tax expense	943	214
Net gain on sale of real estate owned	(62)	(95)
Change in loan servicing asset	42	(170)
Net gain on sales of securities	(10)	(128)
Mortgage loans originated for sale	(3,346)	(1,769)
Mortgage loans sold	3,441	1,695
Gain on sales of mortgage loans	(28)	(23)
Increase in cash surrender value of bank owned life insurance	(367)	(390)
Gain on disposition of purchased credit impaired loans	—	(678)
ESOP compensation expense	379	380
Stock based compensation expense	99	225
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	270	556
Accrued interest payable and other liabilities	(37)	372
Net cash provided by operating activities	4,747	5,521

Cash Flows From Investing Activities
Purchases of premises and equipment	(511)	(152)
Purchases of securities available-for-sale	(18,288)	(21,521)
Proceeds from maturities, paydowns and calls of securities available-for-sale	10,387	12,950
Proceeds from sales of securities available-for-sale	3,997	20,848
Purchases of restricted equity securities	(1,083)	(2)
Redemptions of restricted equity securities	531	—
Proceeds from sale of real estate owned	281	812
Dispositions of purchased credit impaired loans	—	1,009
Loan originations and repayments, net	(12,400)	(14,520)
Net cash used in investing activities	(17,086)	(576)

Cash Flows from Financing Activities
Net change in deposits	(10,430)	(4,732)
Proceeds from notes payable to FHLB	33,500	—
Repayment of notes payable to FHLB	(20,500)	—
Dividends paid	(1,634)	(1,640)
Purchase of treasury stock	(428)	(1,210)
Net cash (used in)/provided by financing activities	508	(7,582)
Change in cash and cash equivalents	(11,831)	(2,637)
Cash and cash equivalents, beginning of period	20,745	27,676
Cash and cash equivalents, end of period	$8,914	$25,039

See accompanying notes to the consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (72.12%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2018 and June 30, 2017 and the results of operations and cash flows for the interim periods ended March 31, 2018 and 2017. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2018 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

Accounting Standards Update (“ASU”) 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Issued in February 2018, ASU 2018-02 provides guidance with regard to the reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years; early adoption is permitted. The Company has adopted this standard effective March 31, 2018 and elected to reclassify the income tax effects of the Tax Cuts and Jobs Act from AOCI to retained earnings.

ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. Issued in May 2017, ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company is assessing the impact of ASU 2017-08 on its consolidated financial statements.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Earnings per share
Net income/(loss)	$1,308	$1,388	$2,107	$3,976
Less: distributed earnings allocated to participating securities	(2)	(4)	(5)	(11)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	2	(5)	(2)	(15)
Net earnings/(loss) available to common shareholders	$1,308	$1,379	$2,100	$3,950

Weighted average common shares outstanding including participating securities	5,786,109	5,786,109	5,797,217	5,797,217
Less: participating securities	(18,910)	(37,905)	(18,910)	(37,905)
Less: average unearned ESOP shares	(74,198)	(100,211)	(86,338)	(111,304)
Weighted average common shares outstanding	5,693,001	5,647,993	5,691,969	5,648,008

Basic earnings/(loss) per share	$0.23	$0.24	$0.37	$0.70

Weighted average common shares outstanding	5,693,001	5,647,993	5,691,969	5,648,008
Add: dilutive effects of assumed exercises of stock options	129,343	100,972	128,338	93,534
Average shares and dilutive potential common shares	5,822,344	5,748,965	5,820,307	5,741,542

Diluted earnings/(loss) per share	$0.22	$0.24	$0.36	$0.69

During the three and nine months ended March 31, 2018, 22,400 shares were considered anti-dilutive as the exercise price was in excess of the average market price for the respective periods. During the three and nine months ended March 31, 2017 no shares were considered anti-dilutive.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at March 31, 2018 and June 30, 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$90	$—	$110
Certificates of deposit	5,983	—	(67)	5,916
Municipal securities	43,830	12	(1,046)	42,796
SBA loan pools	427	2	—	429
CMOs	10,905	—	(391)	10,514
U.S. Government agency mortgage-backed securities	46,798	16	(1,067)	45,747
U.S. Government agency bonds	14,031	—	(453)	13,578
Total available-for-sale	$121,994	$120	$(3,024)	$119,090

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$162	$—	$182
Certificates of deposit	6,230	16	(18)	6,228
Municipal securities	39,847	296	(344)	39,799
SBA loan pools	563	2	—	565
CMOs	13,024	—	(239)	12,785
U.S. Government agency mortgage-backed securities	44,884	185	(244)	44,825
U.S. Government agency bonds	14,082	15	(147)	13,950
Total available-for-sale	$118,650	$676	$(992)	$118,334

Securities pledged at March 31, 2018 and June 30, 2017 had fair values of $44,010 and $6,069, respectively. These securities were pledged to secure public deposits and FHLB advances.

At March 31, 2018 and June 30, 2017, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at March 31, 2018 and June 30, 2017. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
March 31, 2018
Available-for-sale:
Certificates of deposit	$5,667	$(67)	23	$—	$—	—	$5,667	$(67)	23
Municipal securities	30,789	(656)	81	8,689	(390)	20	39,478	(1,046)	101
CMOs	2,332	(77)	3	8,182	(314)	13	10,514	(391)	16
U.S. Government agency mortgage-backed securities	35,690	(764)	45	8,582	(303)	11	44,272	(1,067)	56
U.S. Government agency bonds	6,789	(178)	8	6,788	(275)	6	13,577	(453)	14
	$81,267	$(1,742)	160	$32,241	$(1,282)	50	$113,508	$(3,024)	210

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2017
Available-for-sale:
Certificates of deposit	$2,227	$(18)	9	$—	$—	—	$2,227	$(18)	9
Municipal securities	18,331	(276)	41	2,221	(68)	5	20,552	(344)	46
CMOs	7,833	(136)	9	4,952	(103)	7	12,785	(239)	16
U.S. Government agency mortgage-backed securities	29,057	(244)	31	—	—	—	29,057	(244)	31
U.S. Government agency bonds	8,027	(78)	8	1,931	(69)	1	9,958	(147)	9
	$65,475	$(752)	98	$9,104	$(240)	13	$74,579	$(992)	111

(1)	Actual amounts.

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

None of the unrealized losses at March 31, 2018 were recognized into net income for the three or nine months ended March 31, 2018 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2017 were recognized as having OTTI during the year ended June 30, 2017.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2018 and June 30, 2017 by contractual maturity.

	March 31, 2018		June 30, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$1,502	$1,501	$2,989	$2,990
Due from one to five years	19,004	18,688	17,196	17,183
Due after five years to ten years	32,300	31,431	30,084	30,045
Due after ten years	11,465	11,099	10,453	10,324
Mortgage-backed securities, CMOs and FHLMC stock(1)	57,723	56,371	57,928	57,792
Total available for sale	$121,994	$119,090	$118,650	$118,334

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
Available-for-sale:	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Proceeds	$—	$5,200	$3,997	$20,848
Gross gains	—	3	11	128
Gross losses	—	—	(1)	—

The tax provision related to these net realized gains for the nine months ended March 31, 2018 was $3, and for the three and nine months ended March 31, 2017 was $22 and $46, respectively.

(5)	LOANS

The components of loans at March 31, 2018 and June 30, 2017 were as follows:

	March 31, 2018	June 30, 2017
Real estate loans:
One-to-four family	$262,354	$260,114
Multi-family	1,771	1,864
Home equity	3,992	4,900
Nonresidential	17,447	18,916
Agricultural	1,315	1,441
Construction and land	26,964	15,254
Total real estate loans	313,843	302,489
Commercial and industrial	402	51
Consumer and other loans	5,224	5,018
Total loans	$319,469	$307,558

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2018 by portfolio segment:

Three Months Ended March 31, 2018	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$888	$15	$—	$—	$903
Multi-family	4	—	—	—	4
Home equity	4	2	—	—	6
Nonresidential	59	4	—	—	63
Agricultural	—	1	—	—	1
Construction and land	73	(2)	—	—	71
Total real estate loans	1,028	20	—	—	1,048
Commercial and industrial	4	—	—	—	4
Consumer and other loans	—	—	—	—	—
Total loans	$1,032	$20	$—	$—	$1,052

Nine Months Ended March 31, 2018	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$900	$3	$—	$—	$903
Multi-family	4	—	—	—	4
Home equity	2	17	(13)	—	6
Nonresidential	63	—	—	—	63
Agricultural	1	—	—	—	1
Construction and land	35	61	(25)	—	71
Total real estate loans	1,005	81	(38)	—	1,048
Commercial and industrial	4	—	—	—	4
Consumer and other loans	7	(6)	(1)	—	—
Total loans	$1,016	$75	$(39)	$—	$1,052

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2018:

	Ending Allowance on Loans:		Loans:
At March 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Real estate loans:
One-to-four family	$—	$903	$2,458	$259,896
Multi-family	—	4	—	1,771
Home equity	—	6	—	3,992
Nonresidential	—	63	685	16,762
Agricultural	—	1	427	888
Construction and land	—	71	270	26,694
Total real estate loans	—	1,048	3,840	310,003
Commercial and industrial	—	4	—	402
Consumer and other loans	—	—	—	5,224
Total loans	$—	$1,052	$3,840	$315,629

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2017 by portfolio segment:

Three Months ended March 31, 2017	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$795	$88	$(33)	$—	$850
Multi-family	4	—	—	—	4
Home equity	2	—	—	—	2
Nonresidential	124	5	—	—	129
Agricultural	2	(1)	—	—	1
Construction and land	39	9	—	—	48
Total real estate loans	966	101	(33)	—	1,034
Commercial and industrial	5	—	—	—	5
Consumer and other loans	25	4	(1)	—	28
Total loans	$996	$105	$(34)	$—	$1,067

Nine Months ended March 31, 2017	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$733	$150	$(33)	$—	$850
Multi-family	4	—	—	—	4
Home equity	2	—	—	—	2
Nonresidential	130	13	(14)	—	129
Agricultural	5	(4)	—	—	1
Construction and land	39	9	—	—	48
Total real estate loans	913	168	(47)	—	1,034
Commercial and industrial	6	(1)	—	—	5
Consumer and other loans	3	26	(1)	—	28
Total loans	$922	$193	$(48)	$—	$1,067

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

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2018 and June 30, 2017, including the average recorded investment balance and interest earned for the nine months ended March 31, 2018 and the year ended June 30, 2017:

	March 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,547	$2,458	$—	$2,263	$51
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	721	685	—	343	3
Agricultural	976	427	—	438	7
Construction and land	455	270	—	266	13
Total real estate loans	4,699	3,840	—	3,310	74
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$4,699	$3,840	$—	$3,310	$74

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$484	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	484	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$484	$—

Totals:
Real estate loans	$4,699	$3,840	$—	$3,794	$74
Consumer and other loans	—	—	—	—	—
Total	$4,699	$3,840	$—	$3,794	$74

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

Total past due loans and nonaccrual loans at March 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$5,174	$1,586	$482	$7,242	$255,112	$262,354	$3,487	$—
Multi-family	—	—	—	—	1,771	1,771	—	—
Home equity	159	11	40	210	3,782	3,992	80	—
Nonresidential	351	—	—	351	17,096	17,447	930	—
Agricultural	—	—	—	—	1,315	1,315	463	—
Construction and land	130	35	270	435	26,529	26,964	292	—
Total real estate loans	5,814	1,632	792	8,238	305,605	313,843	5,252	—
Commercial and industrial	—	—	—	—	402	402	—	—
Consumer and other loans	—	2	—	2	5,222	5,224	—	—
Total	$5,814	$1,634	$792	$8,240	$311,229	$319,469	$5,252	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$6,143	$1,109	$1,100	$8,352	$251,762	$260,114	$2,762	$—
Multi-family	—	—	—	—	1,864	1,864	—	—
Home equity	161	—	40	201	4,699	4,900	89	—
Nonresidential	—	43	—	43	18,873	18,916	43	—
Agricultural	—	448	—	448	993	1,441	514	—
Construction and land	40	—	35	75	15,179	15,254	75	—
Total real estate loans	6,344	1,600	1,175	9,119	293,370	302,489	3,483	—
Commercial and industrial	—	—	—	—	51	51	—	—
Consumer and other loans	10	1	—	11	5,007	5,018	—	—
Total	$6,354	$1,601	$1,175	$9,130	$298,428	$307,558	$3,483	$—

Troubled Debt Restructurings:

At March 31, 2018 and June 30, 2017, total loans that have been modified as troubled debt restructurings were $3,096 and $1,619, respectively, which consisted of one construction loan, two agricultural loans, two nonresidential and four one-to-four family first liens at March 31, 2018 and one construction loan, two agricultural loans, one home equity line of credit, and two one-to-four family first liens at June 30, 2017. An allowance of $0 and $8 at March 31, 2018 and June 30, 2017, respectively, has been specifically reserved for these loans. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. The two one-to-four family first lien troubled debt restructurings during the nine months ended March 31, 2018 involved renewing existing loans with fee concessions. The two nonresidential troubled debt restructurings during the nine months ended March 31, 2018 involved renewing existing loans, one with a potential principal reduction and one with a change of terms to temporarily require only payments of interest. No loans modified as troubled debt restructurings during the twelve months ended March 31, 2018 have defaulted since restructuring.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables.

Total loans by risk grade and portfolio segment at March 31, 2018:

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$247,571	$5,501	$2,926	$6,356	$—	$262,354
Multi-family	1,771	—	—	—	—	1,771
Home equity	3,404	282	213	93	—	3,992
Nonresidential	13,251	1,829	1,312	1,055	—	17,447
Agricultural	232	356	264	463	—	1,315
Construction and land	25,519	809	116	520	—	26,964
Total real estate loans	291,748	8,777	4,831	8,487	—	313,843
Commercial and industrial	402	—	—	—	—	402
Consumer and other loans	5,224	—	—	—	—	5,224
Total	$297,374	$8,777	$4,831	$8,487	$—	$319,469

Total loans by risk grade and portfolio segment at June 30, 2017:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$245,179	$5,914	$2,573	$6,448	$—	$260,114
Multi-family	1,864	—	—	—	—	1,864
Home equity	4,272	233	300	95	—	4,900
Nonresidential	13,801	3,610	1,356	149	—	18,916
Agricultural	281	374	272	514	—	1,441
Construction and land	13,727	846	120	561	—	15,254
Total real estate loans	279,124	10,977	4,621	7,767	—	302,489
Commercial and industrial	51	—	—	—	—	51
Consumer and other loans	5,017	—	—	1	—	5,018
Total	$284,192	$10,977	$4,621	$7,768	$—	$307,558

At March 31, 2018, consumer mortgage loans secured by residential real estate properties totaling $375 were in formal foreclosure proceedings and are included in one-to-four family and land loans.

(6)   BORROWINGS

At March 31, 2018, long term borrowings consisted of fixed rate FHLB advances of $13,000 at a weighted average stated rate of 1.67% all of which mature in less than three months. There were no overnight borrowings at March 31, 2018 or June 30, 2017. We have credit available under a loan agreement with the FHLB with a remaining availability of $107,707 as of March 31, 2018.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and June 30, 2017 are summarized below:

	Fair Value Measurements
	March 31, 2018		June 30, 2017
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$110	$—	$182	$—
Certificates of deposit	5,916	—	6,228	—
Municipal securities	42,796	—	39,799	—
SBA loan pools	429	—	565	—
CMOs	10,514	—	12,785	—
U.S. Government agency mortgage-backed securities	45,747	—	44,825	—
U.S. Government agency bonds	13,578	—	13,950	—
Total securities available-for-sale	119,090	—	118,334	—
Loan servicing rights	—	1,099	—	1,141
Total financial assets	$119,090	$1,099	$118,334	$1,141

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at March 31, 2018 and June 30, 2017:

	Fair Value Measurements
	March 31, 2018	June 30, 2017
	(Level 3)	(Level 3)
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$—	$959
Nonresidential	—	—
Construction and land	—	—
Total financial assets	—	959
Non-financial assets:
Real estate owned, net:
One-to-four family	137	152
Nonresidential	713	713
Construction and land	—	—
Total non-financial assets	850	865
Total assets measured at fair value on a non-recurring basis	$850	$1,824

The Company’s impaired loans at March 31, 2018 and June 30, 2017 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. There were no such loans as of March 31, 2018. The carrying amounts of these loans was $959 as of June 30, 2017, which reflected a valuation allowance of $4.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at March 31, 2018 and June 30, 2017 were $850 and $865 and $0 and $24, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended March 31, 2018 and 2017:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$1,024	$1,219	$1,141	$1,046
Purchases	—	—	—	—
Change in fair value	75	(3)	(42)	170
Balance at end of period:	$1,099	$1,216	$1,099	$1,216

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2018 and June 30, 2017.

	Level 3 Quantitative Information
	March 31, 2018	June 30, 2017	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$1,099	$1,141	Discounted cash flows	Discount rate, estimated timing of cash flows	9% to 11%

Impaired real estate loans net, with specific allocations: One-to-four family	$—	$959	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Real estate owned net: One-to-four family	$137	$152	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Nonresidential	$713	$713	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2018 and June 30, 2017 are summarized below:

	March 31, 2018
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$119,090	$—	$119,090	$—	$119,090
Loans, net	318,417	—	—	314,322	314,322
Loans held for sale(1)	178	—	—	178	178
Loan servicing rights	1,099	—	—	1,099	1,099
Restricted equity securities	1,575	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$384,075	$172,575	$207,252	$—	$379,827
Fed Funds Purchased	—	—	—	—	—
FHLB Advances	13,000	—	12,996	—	12,996

	June 30, 2017
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$118,334	$—	$118,334	$—	$118,334
Loans, net	306,542	—	—	307,624	307,624
Loans held for sale(1)	245	—	—	245	245
Loan servicing rights	1,141	—	—	1,141	1,141
Restricted equity securities	1,023	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$394,505	$190,968	$203,656	$—	$394,624
Fed Funds Purchased	—	—	—	—	—
FHLB Advances	—	—	—	—	—

(1)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2017. In December 2016, $50 of discretionary contributions were made to the ESOP for debt retirement, which resulted in the release of additional shares and recognition of additional compensation expense of $0 and $88, respectively, for the three and nine months ended March 31, 2017. Total ESOP compensation expense for the three and nine months ended March 31, 2018 was $76 and $379, respectively, and for the three and nine months ended March 31, 2017 was $107 and $380, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at March 31, 2018 and June 30, 2017 were as follows:

	March 31, 2018	June 30, 2017
Committed to be released to participants	$5,384	$11,441
Allocated to participants	130,249	130,952
Unearned	83,056	89,620
Total ESOP shares	218,689	232,013

Fair value of unearned shares	$2,393	$2,465

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

The following table summarizes stock option activity for the nine months ended March 31, 2018:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding - June 30, 2017	261,986	$12.46
Granted	22,400	29.33
Exercised	—	—
Forfeited	—	—
Outstanding - March 31, 2018	284,386	$13.79	$4,272
Fully vested and exercisable at March 31, 2018	221,968	$11.97	$3,737
Expected to vest in future periods	62,418
Fully vested and expected to vest - March 31, 2018	284,386	$13.79	$4,272

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $28.81 per share on March 31, 2018.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 12,018 and 35,367 options that were earned during the nine months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense for stock options for the three and nine months ended March 31, 2018 was $10 and $23, respectively, and for the three and nine months ended March 31, 2017 was $14 and $42, respectively. Total unrecognized compensation cost related to stock options was $175 at March 31, 2018 and is expected to be recognized over a weighted-average period of 3.8 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2018:

March 31, 2018
Balance - beginning of year	21,910
Granted	—
Forfeited	—
Vested	(3,000)
Balance - end of period	18,910
Weighted average grant date fair value	$13.09

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended March 31, 2018 was $25 and $75, respectively, and for the three and nine months ended March 31, 2017 was $60 and $183, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $264 at March 31, 2018 and is expected to be recognized over a weighted-average period of 3.0 years.

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

The principal balances of those loans at March 31, 2018 and June 30, 2017 are as follows:

	March 31, 2018	June 30, 2017
Mortgage loan portfolio serviced for:
FHLMC	$99,851	$110,171

Custodial escrow balances maintained in connection with serviced loans were $607 and $893 at March 31, 2018 and June 30, 2017.

Activity for loan servicing rights for the three and nine months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Loan servicing rights:
Beginning of period:	$1,024	$1,219	$1,141	$1,046
Additions	—	—	—	—
Change in fair value	75	(3)	(42)	170
End of period:	$1,099	$1,216	$1,099	$1,216

Fair value at March 31, 2018 was determined using a discount rate of 10.13%, prepayment speed assumptions ranging from 4.7% to 9.8% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.50%. Fair value at March 31, 2017 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 5.0% to 11.8% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

(11)   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended March 31, 2018 and 2017 is as follows:

	March 31, 2018	March 31, 2017
Cash paid during the period for:
Interest paid	$1,266	$970
Income taxes paid	$328	$1,280
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$230	$277

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(12)   SUBSEQUENT EVENTS

On April 26, 2018, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of May 10, 2018, and will be paid on or about May 24, 2018.

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

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

Our total assets increased by $1.2 million, or 0.24%, to $482.5 million at March 31, 2018 from $481.3 million at June 30, 2017. Total cash and cash equivalents decreased $11.8 million, or 57.0%, to $8.9 million at March 31, 2018 from $20.7 million at June 30, 2017. The decrease in cash and cash equivalents was primarily due to an anticipated withdrawal from a single customer’s deposit account that had been invested by the Association in a money market account. Our available-for-sale securities portfolio increased by $756 thousand from $118.3 million at June 30, 2017 to $119.1 million at March 31, 2018. Gross loans increased $11.9 million, or 3.9%, to $319.5 million at March 31, 2018 from $307.6 million at June 30, 2017. This increase is a result of increased construction and land loan demand experienced during the nine months ended March 31, 2018. Proceeds from FHLB advances were used to fund the loan and investment growth.

Deposits decreased $10.4 million, or 2.6%, to $384.1 million at March 31, 2018 from $394.5 million at June 30, 2017. The decrease in our deposits reflected a decrease of $22.1 million in money market deposits and a decrease of $1.2 million in savings deposits, offset by an increase of $8.0 million in certificates of deposit, an increase of $2.7 million in NOW accounts and an increase of $2.2 million in non-interest bearing checking. The decrease in money market deposits was due to an anticipated withdrawal from a single customer, half of which was moved into a certificate of deposit.

Oconee Federal, MHC’s cash is held on deposit with the Company. We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2018.

We had no advances from the Federal Home Loan Bank of Atlanta as of June 30, 2017 but did have $13.0 million as of March 31, 2018. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of March 31, 2018, or approximately $120.7 million. We had no federal funds purchased as of March 31, 2018 or as of June 30, 2017.

Total shareholders’ equity decreased $1.4 million, or 1.6%, to $84.6 million at March 31, 2018 compared to $86.0 million at June 30, 2017. This was primarily due to our net income during the period of $2.1 million being offset by an increase in after tax unrealized losses in our investment portfolio of $2.1 million and our payment of dividends of $1.7 million. The Company and the Bank exceeded all minimum regulatory capital requirements at March 31, 2018 and June 30, 2017.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2018	June 30, 2017
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$3,487	$2,762
Multi-family	—	—
Home equity	80	89
Nonresidential	930	43
Agricultural	463	514
Construction and land	292	75
Total real estate loans	5,252	3,483
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans(1)	$5,252	$3,483
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$—	$—
Total of nonaccrual and 90 days or more past due loans(2)	$5,252	$3,483
Real estate owned, net:
One-to-four family	$137	$152
Nonresidential	713	713
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$6,102	$4,348

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$6,102	$4,348

Total nonperforming loans to total loans	1.64%	1.13%
Total nonperforming assets to total assets	1.26%	0.90%
Total nonperforming assets to loans and real estate owned	1.90%	1.41%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $3.1 million and $1.6 million, at March 31, 2018 and June 30, 2017, respectively.

(2)	There were no loans past due 90 days or more and still accruing at March 31, 2018 and June 30, 2017.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $233 thousand and $159 thousand for the nine months ended March 31, 2018 and 2017, respectively. Interest of $39 thousand and $118 thousand was recognized on these loans and is included in net income for the nine months ended March 31, 2018 and 2017, respectively.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $140 thousand and $98 thousand for the nine months ended March 31, 2018 and 2017, respectively.

Nonperforming assets increased $1.8 million from $4.3 million as of June 30, 2017 to $6.1 million as of March 31, 2018. Nonaccrual loans increased $1.8 million to $5.3 million as of March 31, 2018 and real estate owned decreased $15 thousand to $850 thousand as of March 31, 2018. There were no accruing loans past due 90 days or more at either date. The increase in nonaccrual loans is primarily related to several large loans in both the one-to-four family and non-residential categories. These did not result in specific reserve allocations or charge-offs during the period. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 1.26% and 1.90%, respectively, at March 31, 2018 compared to 0.90% and 1.41%, respectively at June 30, 2017.

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

	For the Three Months Ended
	March 31, 2018				March 31, 2017
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$318,275		$3,635	4.57%	$303,678		$3,633	4.79%
Investment securities	84,455		414	1.96	86,340		382	1.77
Investment securities, tax-free	38,733		215	2.22	34,093		186	2.18
Interest-earning deposits	6,409		24	1.50	17,257		57	1.32
Total interest-earning assets	447,872		4,288	3.83	441,368		4,258	3.86
Noninterest-earning assets	34,519				38,213
Total assets	$482,391				$479,581

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$49,103		$14	0.12%	$49,067		$11	0.09%
Money market deposits	67,261		53	0.32	83,171		79	0.38
Regular savings and other deposits	27,681		10	0.15	29,179		11	0.15
Certificates of deposit	201,266		309	0.62	208,405		228	0.44
Total interest-bearing deposits	345,311		386	0.45	369,822		329	0.36
Other Borrowings	24,153		94	1.58	—		—	—
Total interest-bearing liabilities	369,464		480	0.53	369,822		329	0.36
Noninterest bearing deposits	29,000				23,982
Other noninterest-bearing liabilities	1,263				1,531
Total liabilities	399,727				395,335
Equity	82,664				84,246
Total liabilities and equity	$482,391				$479,581

Net interest income			$3,808				$3,929
Interest rate spread				3.30%				3.50%
Net interest margin				3.40%				3.56%
Average interest-earning assets to average interest-bearing liabilities	1.21	x			1.19	x

	For the Nine Months Ended
	March 31, 2018				March 31, 2017
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$314,506		$10,811	4.58%	$298,382		$11,009	4.92%
Investment securities	83,284		1,182	1.89	92,616		1,213	1.75
Investment securities, tax-free	38,297		635	2.21	33,317		544	2.18
Interest-earning deposits	6,089		66	1.45	17,735		134	1.01
Total interest-earning assets	442,176		12,694	3.83	442,050		12,900	3.89
Noninterest-earning assets	37,131				39,349
Total assets	$479,307				$481,399

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$48,026		$37	0.10%	$48,389		$46	0.13%
Money market deposits	72,112		186	0.34	79,913		209	0.35
Regular savings and other deposits	28,271		32	0.15	28,590		32	0.15
Certificates of deposit	201,983		857	0.57	214,339		685	0.43
Total interest-bearing deposits	350,392		1,112	0.42	371,231		972	0.35
Other Borrowings	14,482		156	1.43	—		—	—
Total interest-bearing liabilities	364,874		1,268	0.46	371,231		972	0.35
Noninterest bearing deposits	27,695				24,285
Other noninterest-bearing liabilities	1,061				1,154
Total liabilities	393,630				396,670
Equity	85,677				84,729
Total liabilities and equity	$479,307				$481,399

Net interest income			$11,426				$11,928
Interest rate spread				3.36%				3.54%
Net interest margin				3.45%				3.60%
Average interest-earning assets to average interest-bearing liabilities	1.21	x			1.19	x

Comparison of Operating Results for the Three Months Ended March 31, 2018 and March 31, 2017

General. We reported net income of $1.3 million for the three months ended March 31, 2018 as compared to net income of $1.4 million for the three months ended March 31, 2017. Interest income increased $30 thousand for the three months ended March 31, 2018 and interest expense increased $151 thousand resulting in a net decrease to net interest income of $121 thousand. Noninterest income decreased $461 thousand for the three months ended March 31, 2018 compared to March 31, 2017 due primarily to reduced gains recognized upon the payoff of PCI loans and securities. Total noninterest expense increased $234 thousand primarily due to increased cost in salaries, occupancy, data processing and professional fees offset by a positive change in the value of the loan servicing asset. We had a tax benefit primarily as a result of an opportunity to take additional bad debt deductions used in the Company’s 2017 tax return as well as a tax benefit due to the release of our ASC740-10 tax reserve.

Interest Income. Interest income remained stable at $4.3 million for the three months ended March 31, 2018 and March 31, 2017. The yield on interest-earning assets decreased three basis points from 3.86% for the three months ended March 31, 2017 to 3.83% for the three months ended March 31, 2018. Total average interest-earning assets increased by $6.5 million to $447.9 million for the three months ended March 31, 2018 from $441.4 million for the three months ended March 31, 2017.

Interest income on loans remained stable at $3.6 million for the three months ended March 31, 2018 and March 31, 2017. The yield on loans decreased 22 basis points from 4.79% for the three months ended March 31, 2017 to 4.57% for the three months ended March 31, 2018, a result of the repayments of older, higher yielding loans being replaced by loans with lower yields. The average balance of loans increased by $14.6 million, or 4.81%, to $318.3 million for the three months ended March 31, 2018 from $303.7 million for the three months ended March 31, 2017. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities increased by $61 thousand, or 10.7%, to $629 thousand for the three months ended March 31, 2018 from $568 thousand for the three months ended March 31, 2017. The increase reflected the combination of an increase in the average balance of securities of $2.8 million, or 2.3%, to $123.2 million for the three months ended March 31, 2018 from $120.4 million for the three months ended March 31, 2017 and an increase in the yield on securities to 2.04% from 1.89% for the respective periods. The increase in the average balances of our investment securities is reflective of our efforts during early fiscal 2017 to fund loan growth using investment repayments. This reduced our average investments balances as reflected in the prior period. Beginning late fiscal 2017, the Company began to maintain and grow investments and now borrows wholesale funds if needed for loan and investment growth when deemed prudent by management.

The average balance of interest-earning deposits decreased $10.8 million from the three months ended March 31, 2017 to the three months ended March 31, 2018 while the yield increased 18 basis points over the same period. The decrease in funds was primarily due to an anticipated withdrawal from a single customer’s deposit account that had been invested by the Association in a money market account. The increase in yield was primarily a result of increased short term rates on deposits due to market rate increases.

Interest Expense. Interest expense increased by $151 thousand, or 45.9%, to $480 thousand for the three months ended March 31, 2018 from $329 thousand for the three months ended March 31, 2017. The increase reflected an increase of nine basis points in the average rate paid on deposits for the three months ended March 31, 2018 to 0.45% from 0.36% for the three months ended March 31, 2017. The increase in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $345.3 million for the three months ended March 31, 2018 compared to $369.8 million for the three months ended March 31, 2017.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased $81 thousand, or 35.5%, to $309 thousand for the three months ended March 31, 2018 from $228 thousand for the three months ended March 31, 2017. The average rate paid on certificates of deposit increased from 0.44% for the three months ended March 31, 2017 to 0.62% for the three months ended March 31, 2018 while average balances decreased from $208.4 million for the three-month period ended March 31, 2017 to $201.3 million for the three-month period ended March 31, 2018.

Interest expense for other borrowings increased by $94 thousand. There were no FHLB borrowings in the three months ended March 31, 2017, while the three months ended March 31, 2018 had an average of $24.2 million with a weighted average rate of 1.58%.

Net Interest Income. Net interest income before the provision for loan losses decreased by $121 thousand, or 3.1%, to $3.8 million for the three months ended March 31, 2018. Our interest rate spread and net interest margin for the three months ended March 31, 2018 decreased to 3.30% and 3.40%, respectively, from 3.50% and 3.56%, respectively, for the three months ended March 31, 2017. The stable yield on earning assets along with the higher cost of certificates of deposit and other borrowings primarily contributed to the decrease in net interest margin for the three months ended March 31, 2018.

Provision for Loan Losses. We recorded a provision for loan losses of $20 thousand for the three months ended March 31, 2018 compared with $105 thousand for the three months ended March 31, 2017. There were no charge-offs for the three months ended March 31, 2018 compared to $34 thousand for the three months ended March 31, 2017. The lower provision is primarily due to a favorable shift in our ratio of originated loans/acquired loans.

Our total allowance for loan losses was $1.1 million, or 0.33%, of total gross loans as of March 31, 2018. Our total allowance for loan losses was $1.0 million, or 0.33%, of total gross loans as of June 30, 2017. The allowance for specifically identified impaired loans was zero at March 31, 2018 compared to $8 thousand at June 30, 2017. The recorded investment in impaired loans at March 31, 2018 was $3.8 million compared to $3.7 million at June 30, 2017. Total loans evaluated collectively for impairment increased $11.8 million, or 3.9%, to $315.6 million at March 31, 2018 compared to $303.8 million at June 30, 2017.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2018 and 2017. There have been no changes to our allowance for loan loss methodology.

Noninterest Income. Noninterest income decreased $461 thousand, or 57.2%, to $345 thousand for the three months ended March 31, 2018 from $806 thousand for the three months ended March 31, 2017. No gains on the disposition of PCI loans were recognized for the three months ended March 31, 2018 compared to $482 thousand for the three months ended March 31, 2017. Net gains on sales of investment securities available for sale were zero for the three months ended March 31, 2018 compared to $3 thousand for the three months ended March 31, 2017. Gains on the sale of securities are largely market driven. Gains on the sale of mortgage loans were $26 thousand and $1 thousand for the three months ended March 31, 2018 and 2017, respectively.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2018 increased by $234 thousand, or 8.6%, to $2.9 million from $2.7 million for the same period in 2017. Salaries and employee benefits increased $51 thousand due to routine increases. Occupancy and data processing increased $149 thousand due to routine upgrades and improvements. Professional fees increased $148 thousand due to legal expenses associated with issues incidental to our lending business. The change in the value of the loan servicing portfolio increased $78 thousand due to market conditions.

Income Tax Benefit/Expense. We had an income tax benefit for the three months ended March 31, 2018 of $124 thousand compared with an income tax expense of $527 thousand for the three months ended March 31, 2017. The decrease was primarily due to a tax benefit of approximately $233 thousand as a result of an opportunity to take additional bad debt deductions used in the Company’s 2017 tax return and the release of approximately $100 thousand of our ASC740-10 tax reserve, offset by reduced pre-tax income for the respective three-month periods. Our effective income tax rate was (10.5%) and 27.5% for the same periods, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2018 and March 31, 2017

General. We reported net income of $2.1 million for the nine months ended March 31, 2018 as compared to $4.0 million for the nine months ended March 31, 2017. The reason for the decrease is due to a $972 thousand adjustment to the Company’s deferred tax assets and unrealized losses on securities available-for-sale required due to the federal tax reform legislation of 2017, as well as decreases in net interest income and non-interest income and an increase in non-interest expense. Interest income decreased $206 thousand for the nine months ended March 31, 2018 while interest expense increased $296 thousand resulting in a net decrease to net interest income of $502 thousand. Noninterest income decreased $763 thousand for the nine months ended March 31, 2018 compared to March 31, 2017 due primarily to reduced gains recognized upon the payoff of PCI loans and securities. Total noninterest expense increased $995 thousand primarily due to increased cost in salaries, occupancy, data processing and the change in the value of the loan servicing asset.

Interest Income. Interest income decreased by $206 thousand, or 1.6%, to $12.7 million for the nine months ended March 31, 2018 from $12.9 million for the nine months ended March 31, 2017. The yield on interest-earning assets decreased six basis points from 3.89% for the nine months ended March 31, 2017 to 3.83% for the nine months ended March 31, 2018. Total average interest-earning assets increased by $126 thousand to $442.2 million for the nine months ended March 31, 2018 from $442.1 million for the nine months ended March 31, 2017.

Interest income on loans was $10.8 million for the nine months ended March 31, 2018 compared to $11.0 million for the nine months ended March 31, 2017. The yield on loans decreased 34 basis points from 4.92% for the nine months ended March 31, 2017 to 4.58% for the nine months ended March 31, 2018, a result of the repayments of older, higher yielding loans being replaced by loans with lower yields. The average balance of loans increased by $16.1 million, or 5.4%, to $314.5 million for the nine months ended March 31, 2018 from $298.4 million for the nine months ended March 31, 2017. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities remained stable at $1.8 million for the nine months ended March 31, 2018 and March 31, 2017. This was a result of a decrease in the average balance of securities of $4.4 million, or 3.5%, to $121.6 million for the nine months ended March 31, 2018 from $125.9 million for the nine months ended March 31, 2017 while the yield on securities increased from 1.86% for the nine months ended March 31, 2017 to 1.99% for the nine months ended March 31, 2018. The decrease in the average balances of our investment securities is reflective of our efforts during early fiscal 2017 to fund loan growth using investment repayments. This reduced our average investments balances as reflected in the current period. Beginning late fiscal 2017 the Company began to maintain and grow investments and now borrows wholesale funds if needed for loan and investment growth when deemed prudent by management.

The average balance of interest-earning deposits decreased $11.6 million from the nine months ended March 31, 2017 to the nine months ended March 31, 2018 while the yield increased 44 basis points over the same period. The decrease in funds was primarily due to an anticipated withdrawal from a single customer’s deposit account that had been invested by the Association in a money market account. The increase in yield was primarily a result of increased short term rates on deposits due to market rate increases.

Interest Expense. Interest expense increased by $296 thousand, or 30.5%, to $1.3 million for the nine months ended March 31, 2018 from $972 thousand for the nine months ended March 31, 2017. The increase reflected an increase of seven basis points in the average rate paid on deposits for the nine months ended March 31, 2018 to 0.42% from 0.35% for the nine months ended March 31, 2017. The increase in the average rate paid on deposits is reflective of our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $350.4 million for the nine months ended March 31, 2018 compared to $371.2 million for the nine months ended March 31, 2017.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased $172 thousand, or 25.1%, to $857 thousand for the nine months ended March 31, 2018 from $685 thousand for the nine months ended March 31, 2017. The average rate paid on certificates of deposit increased from 0.43% for the nine months ended March 31, 2017 to 0.57% for the nine months ended March 31, 2018 while average balances decreased from $214.3 million for the nine-month period ended March 31, 2017 to $202.0 million for the nine-month period ended March 31, 2018.

Interest expense on other borrowings increased by $156 thousand. There were no FHLB borrowings in the nine months ended March 31, 2017, while the nine months ended March 31, 2018 had an average of $14.5 million with a weighted average rate of 1.43%.

Net Interest Income. Net interest income before the provision for loan losses decreased by $502 thousand, or 4.2%, to $11.4 million for the nine months ended March 31, 2018. Our interest rate spread and net interest margin for the nine months ended March 31, 2018 decreased to 3.36% and 3.45%, respectively, from 3.54% and 3.60%, respectively, for the nine months ended March 31, 2017. The lower yield on loans along with the higher cost of certificates of deposit and other borrowings primarily contributed to the decrease in net interest margin for the nine months ended March 31, 2018.

Provision for Loan Losses. We recorded a provision for loan losses of $75 thousand for the nine months ended March 31, 2018 compared with $193 thousand for the nine months ended March 31, 2017. There was $39 thousand of net charge-offs for the nine months ended March 31, 2018 compared to $48 thousand for the nine months ended March 31, 2017. The lower provision is primarily due to a favorable shift in our ratio of originated loans/acquired loans.

Our total allowance for loan losses was $1.1 million, or 0.33%, of total gross loans as of March 31, 2018. Our total allowance for loan losses was $1.0 million, or 0.33%, of total gross loans as of June 30, 2017. The allowance for specifically identified impaired loans was zero at March 31, 2018 compared to $8 thousand at June 30, 2017. The recorded investment in impaired loans at March 31, 2018 was $3.8 million compared to $3.7 million at June 30, 2017. Total loans evaluated collectively for impairment increased $11.8 million, or 3.9%, to $315.6 million at March 31, 2018 compared to $303.8 million at June 30, 2017.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2018 and 2017. There have been no changes to our allowance for loan loss methodology.

Noninterest Income. Noninterest income decreased $763 thousand, or 43.2%, to $1.0 million for the nine months ended March 31, 2018 from $1.8 million for the nine months ended March 31, 2017. No gains on the disposition of PCI loans were recognized for the nine months ended March 31, 2018 compared to $678 thousand for the nine months ended March 31, 2017. Net gains on sales of investment securities available for sale were $10 thousand for the nine months ended March 31, 2018 compared to $128 thousand for the nine months ended March 31, 2017. Gains on the sale of securities are largely market driven. Gains on sale of mortgage loans was $28 thousand and $23 thousand for the nine months ended March 31, 2018 and 2017, respectively.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2018 increased by $995 thousand, or 12.8%, to $8.8 million from $7.8 million for the same period in 2017. Salaries and employee benefits increased $287 thousand due to routine increases. Occupancy and data processing increased $411 thousand due to routine upgrades and improvements. Professional fees increased $149 thousand due to legal expenses associated with matters incidental to our lending business. The change in the value of the loan servicing portfolio increased $212 thousand due to market conditions.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2018 was $1.5 million compared with $1.8 million for the nine months ended March 31, 2017. The decrease was due to reduced pre-tax income for the respective nine month periods, along with approximately $233 thousand of a tax benefit as a result of an opportunity to take additional bad debt deductions used in the Company’s 2017 tax return and the release of approximately $100 thousand of our ASC740-10 tax reserve, offset by an adjustment to the Company’s deferred tax assets and unrealized losses on securities available-for-sale required as a result of the federal tax reform legislation of 2017. Our effective income tax rate was 41.4% and 30.7% for the same periods, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of March 31, 2018), or approximately $120.7 million, with a remaining availability of $107.7 million as of March 31, 2018.

Common Stock Dividends. On August 24, 2017, November 22, 2017 and February 22, 2018 the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.7 million.

Equity Compensation Plans. During the three months ended March 31, 2018, no shares of restricted stock or common stock options were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
January 1 - January 31, 2018	—	$—	—		45,313
February 1 - February 28, 2018	—	$—	—		45,313
March 1 - March 31, 2018	1,800	$28.00	1,800		43,513	(2)
Total	1,800	$28.00	1,800	(1)

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.
(2)	Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at March 31, 2018.

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

Oconee Federal Financial Corp.

Date: April 14, 2018

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of Curtis T. Evatt, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of John W. Hobbs, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Curtis T. Evatt, President and Chief Executive Officer, and John W. Hobbs, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets
(ii)	Consolidated Statements of Income and Comprehensive Income
(iii)	Consolidated Statements of Changes In Shareholders’ Equity
(iv)	Consolidated Statements of Cash Flows, and
(v)	Notes to The Consolidated Financial Statements