Form 10-Q/A
period 2018-03-31
Oconee Federal Financial Corp.
filed 2018-05-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q on Form 10-Q/A (this "Amendment ") of Oconee Federal Financial Corp. (the "Company") is filed solely to include the proper dates upon which the signature and each of the certificates filed as Exhibits 31.1, 31.2, and 32 to the original Form 10-Q were signed.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Except as described above, no attempt has been made in this Amendment to modify or update other items or disclosures presented in the original Form 10-Q. This Amendment does not reflect events occurring after the date of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.

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

Date: May 14, 2018

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