Form 10-K
period 2018-06-30
Oconee Federal Financial Corp.
filed 2018-09-24
CIK 1501078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 13, 2018 there were 5,756,157 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2017 was $45.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders. (Part III)

Table of Contents

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

Oconee Federal Financial Corp.

Oconee Federal Financial Corp. (the “Company”) is a federally-chartered corporation that was incorporated in January 2011 to be the mid-tier stock holding company for Oconee Federal Savings and Loan Association (“Association”) in connection with the mutual holding company reorganization of Oconee Federal Savings and Loan Association.

As of June 30, 2018, Oconee Federal Financial Corp. had 5,774,589 shares outstanding and a market capitalization of approximately $167.1 million.

The executive offices of Oconee Federal Financial Corp. are located at 201 East North Second Street, Seneca, South Carolina 29678, and the telephone number is (864) 882-2765. Our website address is www.oconeefederal.com. Information on our website should not be considered a part of this annual report. Oconee Federal Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At June 30, 2018, we had total assets of $488.0 million, total deposits of $387.6 million and total equity of $84.9 million. We recorded net income of $3.0 million for the year ended June 30, 2018.

Oconee Federal Savings and Loan Association

Oconee Federal Savings and Loan Association is a federally chartered savings and loan association headquartered in Seneca, South Carolina. Oconee Federal Savings and Loan Association was originally chartered by the State of South Carolina in 1924 and in 1991 it converted to a federal charter.

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a lesser extent, nonresidential mortgage, construction and land, agricultural and other loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities, municipal securities and short-term deposits. We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of Atlanta. We conduct our business from our executive office, seven full service branch offices and two loan production offices. Our branch offices are located in Oconee County, South Carolina, Stephens County, Georgia and Rabun County, Georgia. Our loan production offices are located in Pickens County and Greenville County, South Carolina. Our primary market area consists of the counties where we have offices and the nearby communities and townships in adjacent counties in South Carolina and Georgia.

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

Market Area

We conduct business through our executive office, four full service branches in Seneca, Walhalla, and Westminster South Carolina, three full service branches in Toccoa and Clayton, Georgia, and two loan production offices in Clemson and Greer, South Carolina. All five of our South Carolina full service branches are located in Oconee County, which is located on the I-85 corridor between the Charlotte and Atlanta metropolitan areas, approximately 120 miles south of Charlotte and approximately 120 miles north of Atlanta. Our South Carolina full service branches are also located approximately 40 miles south of Greenville, South Carolina, and 10 miles from Clemson, South Carolina. Two of our Georgia branches are located in Stephens County and one is located in Rabun County. Both counties border Oconee County, South Carolina. We also have a loan production office in both Clemson and Greer South Carolina.

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

Competition

Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of our primary markets and the relatively large number of institutions that maintain a presence in the area. Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks. We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as investment services, trust services and private banking. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2018 the most recent date of available data, our market share of deposits represented 23.0%, 24.8%, and 8.0% of FDIC-insured deposits in Oconee County, South Carolina, Stephens County, Georgia, and Rabun County, Georgia, respectively.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At June 30,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$269,868	82.34%	$259,854	84.49%	$241,079	82.55%
Multi-family	1,735	0.53	1,864	0.61	1,994	0.68
Home equity	3,914	1.19	4,900	1.59	6,575	2.25
Nonresidential	17,591	5.37	19,176	6.23	20,299	6.95
Agricultural	1,272	0.39	1,441	0.47	2,957	1.01
Construction and land	27,513	8.39	15,254	4.96	14,083	4.82
Total real estate loans	321,893	98.21	302,489	98.35	286,987	98.26
Commercial and industrial	326	0.10	51	0.02	176	0.06
Consumer and other loans	5,539	1.69	5,018	1.63	4,900	1.68
Total loans	$327,758	100.00%	$307,558	100.00%	$292,063	100.00%
Allowance for loan losses	(1,097)		(1,016)		(922)
Loans, net	$326,661		$306,542		$291,141

	At June 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$255,219	82.52%	$213,585	92.55%
Multi-family	2,572	0.83	252	0.11
Home equity	8,198	2.65	227	0.10
Nonresidential	25,839	8.35	8,398	3.62
Construction and land	14,510	4.69	7,578	3.30
Total real estate loans	306,338	99.05	230,039	99.68
Consumer and other loans	2,929	0.95	747	0.32
Total loans	$309,267	100.00%	$230,786	100.00%
Allowance for loan losses	(1,008)		(855)
Loans, net	$308,259		$229,931

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	Real Estate Loans
	One-to-Four Family	Multi-family	Home Equity	Non-Residential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$2,058	$—	$1,498	$28	$199	$5,499	$—	$4,282	$13,564
More than one to five years	13,408	177	672	5,269	39	4,949	209	1,065	25,788
More than five to ten years	28,829	1,558	1,651	6,081	349	6,402	117	34	45,021
More than ten years	225,573	—	93	6,213	685	10,663	—	158	243,385
Total	$269,868	$1,735	$3,914	$17,591	$1,272	$27,513	$326	$5,539	$327,758

For loans with maturities greater than one year from June 30, 2018, $25.2 million have variable rates and $289.0 million have fixed rates.

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2018, based on the 15% limitation, Oconee Federal Savings and Loan Association’s loans-to-one-borrower limit was approximately $11.4 million. At June 30, 2018, our largest loan relationship with one borrower was for approximately $3.5 million secured by a brokerage account and was performing in accordance with its terms on that date.

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

One-to-four Family Residential Real Estate. The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences. These loans are made in amounts generally with loan-to-value ratios of up to 80% for traditional owner-occupied homes. For traditional homes, we may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral. We may make exceptions for special loan programs that we offer. At June 30, 2018, $269.9 million, or 82.3% of our total loan portfolio, consisted of one-to-four family residential mortgage loans. Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.

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

Secondary Mortgage Lending

We have access to secondary mortgage lending programs. As such we originated and sold $4.5 million of conforming one-to-four residential real estate mortgage loans for the year ended June 30, 2018.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated:

	At June 30,
	2018				2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four family	$5,180	$1,787	$897	$7,864	$6,143	$1,109	$1,100	$8,352
Multi-family	—	—	—	—	—	—	—	—
Home equity	106	84	40	230	161	—	40	201
Nonresidential	376	179	—	555	—	43	—	43
Agricultural	—	424	—	424	—	448	—	448
Construction and land	50	34	—	84	40	—	35	75
Total real estate loans	5,712	2,508	937	9,157	6,344	1,600	1,175	9,119
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	10	1	—	11
Total	$5,712	$2,508	$937	$9,157	$6,354	$1,601	$1,175	$9,130

Total delinquencies increased $27 thousand, or 0.3%, to $9.2 million at June 30, 2018 as compared to total delinquencies of $9.1 million at June 30, 2017. We count loans with partial payments due as delinquent.

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

	At June 30,
	2018	2017
	(Dollars in thousands)
Special mention assets	$4,998	$4,621
Substandard assets	8,627	7,766
Doubtful assets	—	—
Loss assets	—	—
Real estate owned	1,074	865
Total Special mention and Classified assets	$14,699	$13,252

Real estate owned assets increased by $209 thousand, or 24.2%, to $1.1 million at June 30, 2018 from $865 thousand at June 30, 2017.  Our substandard assets increased by $861 thousand, or 11.1%, to $8.6 million at June 30, 2018 from $7.8 million at June 30, 2017.  Our overall classified asset totals increased by $1.4 million, or 10.9%, to $14.7 million at June 30, 2018 from $13.3 million at June 30, 2017. Special mention assets at June 30, 2018 consisted primarily of one-to-four family real estate loans of $3.4 million, nonresidential real estate loans of $1.1 million, and $505 thousand of other loans as compared to the June 30, 2017 balances which consisted primarily of one-to-four family real estate loans of $2.7 million, nonresidential real estate loans of $1.4 million, and $569 thousand of other loans. Substandard assets at June 30, 2018 consisted primarily of $6.7 million in one-to-four family residential real estate loans, $1.2 million of nonresidential real estate loans and $697 thousand of other loans as compared to the June 30, 2017 balances which consisted primarily of $6.5 million in one-to-four family residential real estate loans, $710 thousand of nonresidential real estate loans and $514 thousand of other loans.

Loans classified as substandard and doubtful are considered to be impaired loans. Impaired loans are loans that we do not reasonably believe that we will collect all contractual principal and interest payments due on the loans. Those over $250 thousand are individually evaluated to determine if a specific loss reserve is required. All others are collectively evaluated. The recorded investment of these loans at June 30, 2018 was $8.6 million, an increase of $861 thousand from $7.8 million at June 30, 2017. There were no specific allowances reserved for these loans at June 30, 2018. Specific allowances of $8 thousand were reserved for these loans at June 30, 2017.

Nonperforming Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection.  Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not received for loans placed on nonaccrual are reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual.  Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured.  Loans are moved to nonaccrual status in accordance with our policy, which is typically after 90 days of non-payment.  Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended June 30, 2018, there were no defaults on any loans that were considered TDRs.  At June 30, 2018, all TDRs were on nonaccrual status.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:

	At June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$3,969	$2,762	$2,133	$2,311	$1,647
Multi-family	—	—	—	—	—
Home equity	40	89	126	—	—
Nonresidential	908	43	942	1,379	—
Agricultural	445	514	531	487	—
Construction and land	19	75	25	—	—
Total real estate loans	5,381	3,483	3,757	4,177	1,647
Commercial and industrial	—	—	—	—	—
Consumer and other loans	1	—	—	—	—
Total nonaccrual loans	$5,382	$3,483	$3,757	$4,177	$1,647
Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total accruing loans past due 90 days or more	—	—	—	—	—
Total of nonaccrual and 90 days or more past due loans	$5,382	$3,483	$3,757	$4,177	$1,647
Real estate owned:
One-to-four family	$91	$152	$899	$1,335	$744
Multi-family	—	—	—	—	—
Home equity	—	—	267	—	—
Nonresidential	983	713	188	365	—
Construction and land	—	—	—	392	—
Total real estate owned	1,074	865	1,354	2,092	744
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$6,456	$4,348	$5,111	$6,269	$2,391

Accruing troubled debt restructurings	$—	$—	$—	$—	$—
Accruing troubled debt restructurings and total nonperforming assets	$6,456	$4,348	$5,111	$6,269	$2,391

Total nonperforming loans to total loans	1.64%	1.13%	1.29%	1.35%	0.71%
Total nonperforming assets to total assets	1.32%	0.90%	1.05%	1.32%	0.66%
Total nonperforming assets to loans and real estate owned	1.96%	1.41%	1.74%	2.01%	1.03%

All nonperforming loans in the table above were classified either as substandard or doubtful. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $323 thousand for the year ended June 30, 2018. Interest of $43 thousand was recognized on these loans and is included in net income for the year ended June 30, 2018. Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $163 thousand for the year ended June 30, 2018. Interest recognized on TDRs during the year ended June 30, 2018 totaled $17 thousand.

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

Overall Allowance. Our allowance at June 30, 2018 reflects a general valuation component of $1.1 million and no specific component of specific loans determined to be impaired. In comparison, our allowance at June 30, 2017 consisted of a general valuation component of $1.0 million and a specific component of $8 thousand. The overall allowance increased $81 thousand and remained stable as a percentage of total loans at 0.33% June 30, 2018 and 2017. Impaired loans increased from $7.8 million to $8.6 million from June 30, 2017 to June 30, 2018.

At June 30, 2018, all individually evaluated impaired loans were within our acquired loan portfolio and totaled $3.5 million, all of which were purchased credit impaired. There was no impairment measured on these loans. At June 30, 2017, within our acquired loan portfolio, we had a total of $3.7 million in individually evaluated impaired loans, all of which were purchased credit impaired. The amount of impairment measured on these loans was $8 thousand.

Within our originated portfolio, there were no loans specifically identified as impaired at June 30, 2018 or June 30, 2017. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2018 and 2017. Net charge-offs for the year ended June 30, 2018 were $27 thousand compared to $109 thousand for the year ended June 30, 2017.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated:

	Year Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance at beginning of year	$1,016	$922	$1,008	$855	$751
Provision for loan losses	108	203	451	195	108
Charge-offs:
Real estate loans
One-to-four family	—	(33)	(447)	—	(4)
Multi-family	—	—	—	—	—
Home equity	(13)	—	(72)	(40)	—
Nonresidential	—	(77)	—	—	—
Agricultural	—	—	—	—	—
Construction and land	(26)	—	(9)	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	(1)	(1)	(9)	(2)	—
Total charge-offs	(40)	(111)	(537)	(42)	(4)

Recoveries:
Real estate loans
One-to-four family	—	2	—	—	—
Multi-family	—	—	—	—	—
Home equity	13	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	13	2	—	—	—
Net charge-offs	(27)	(109)	(537)	(42)	(4)
Allowance at end of year	$1,097	$1,016	$922	$1,008	$855

Allowance to nonperforming loans	20.38%	29.17%	24.54%	24.13%	51.91%
Allowance to total loans outstanding at the end of the year	0.33	0.33	0.31	0.32	0.37
Net charge-offs to average loans outstanding during the year	0.01	0.04	0.18	0.01	0.00

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

	At June 30,
	2018			2017			2016
	(Dollars in thousands)
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loan	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to-four family	$939	85.60%	82.34%	$900	88.59%	84.57%	$733	79.50%	82.55%
Multi-family	4	0.36	0.53	4	0.39	0.61	4	0.43	0.68
Home equity	8	0.73	1.19	2	0.20	1.59	2	0.22	2.25
Nonresidential	66	6.02	5.37	63	6.20	6.15	130	14.10	6.95
Agricultural	1	0.09	0.39	1	0.10	0.47	5	0.54	1.01
Construction and land	74	6.75	8.39	35	3.44	4.96	39	4.23	4.82
Total real estate loans	1,092	99.55	98.21	1,005	98.92	98.35	913	99.02	98.26
Commercial and industrial	4	0.36	0.10	4	0.39	0.02	6	0.65	0.06
Consumer and other loans	1	0.09	1.69	7	0.69	1.63	3	0.33	1.68
Total allowance for loan losses	$1,097	100.00%	100.00%	$1,016	100.00%	100.00%	$922	100.00%	100.00%

	At June 30,
	2015			2014
	(Dollars in thousands)
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to-four family	$910	90.28%	82.52%	$736	86.08%	92.55%
Multi-family	4	0.40	0.83	4	0.47	0.11
Home equity	1	0.10	2.65	1	0.12	0.10
Nonresidential	59	5.85	8.36	52	6.08	3.62
Construction and land	25	2.48	4.69	59	6.90	3.30
Total real estate loans	999	99.11	99.05	852	99.65	99.68
Consumer and other loans	9	0.89	0.95	3	0.35	0.32
Total allowance for loan losses	$1,008	100.00%	100.00%	$855	100.00%	100.00%

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

At June 30, 2018, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

Our investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of June 30, 2018, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. At June 30, 2018, none of the collateral underlying our securities portfolio was considered subprime or Alt-A (generally defined as loan collateral having less than full documentation).

Current accounting principles require that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at fair value and securities held-to-maturity are reported at amortized cost. All securities were classified as available-for-sale at June 30, 2018 and 2017. A periodic review and evaluation of our securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. At June 30, 2018, the fair values of our securities are based on published or securities dealers’ market values. At June 30, 2018, the amortized cost of our securities classified as available-for-sale was $118.3 million compared to $118.7 million at June 30, 2017. The fair value of securities classified as available-for-sale was $115.1 million compared to $118.3 million at June 30, 2017. The decrease in securities classified as available-for-sale is a result of using paydowns and sales of securities to fund our loan demand.

U.S. Government and Federal Agency Obligations. We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At June 30, 2018, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $44.5 million and $43.3 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. GNMA, a United States Government agency, and government sponsored enterprises, such as FNMA and FHLMC, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for deferred compensation agreements. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2018 and 2017, we had $18.6 million and $18.1 million, respectively, invested in bank-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated:

	At June 30,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	$129	$20	$182	$20	$151
Certificates of deposit	5,485	5,391	6,230	6,228	7,470	7,534
Corporate debt securities	—	—	—	—	8,932	9,116
Municipal securities	43,393	42,338	39,847	39,799	33,508	34,481
SBA loan pools	401	403	563	565	1,268	1,273
CMOs	10,529	10,084	13,024	12,785	—	—
U.S. Government agency mortgage-backed securities	44,490	43,290	44,884	44,825	68,103	69,403
U.S. Government agencies	14,027	13,511	14,082	13,950	9,957	10,126
Total available-for-sale	$118,345	$115,146	$118,650	$118,334	$129,258	$132,084

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2018. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2018 was 3.7 years.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$—	—%	$—	—%	$—	—%
Certificates of deposit	996	1.76	4,489	1.90	—	—
Municipal securities	—	—	8,483	1.91	25,209	2.29
SBA loan pools	—	—	401	4.12	—	—
CMOs	—	—	8,789	2.07	1,740	2.01
U.S. Government agency mortgage-backed securities	420	2.02	38,992	2.28	5,078	2.45
U.S. Government agency bonds	—	—	6,050	1.65	7,977	2.42
Total available-for-sale	$1,416	1.84%	$67,204	2.13%	$40,004	2.32%

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	—%	$20	—%
Certificates of deposit	—	—	5,485	1.87
Municipal securities	9,701	2.68	43,393	2.30
SBA loan pools	—	—	401	4.12
CMOs	—	—	10,529	2.06
U.S. Government agency mortgage-backed securities	—	—	44,490	2.30
U.S. Government agency bonds	—	—	14,027	2.09
Total available-for-sale	$9,721	2.67%	$118,345	2.24%

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated:

	At June 30,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits (1)	$81,729	21.09%	$73,689	18.68%	$72,201	18.07%
Money market deposits	64,418	16.62	88,376	22.40	74,774	18.71
Regular savings and other deposits	28,045	7.24	28,903	7.33	28,677	7.18
Certificates of deposit - IRA	59,580	15.37	59,580	15.10	62,111	15.54
Certificates of deposit - other	153,816	39.68	143,957	36.49	161,871	40.50
Total	$387,588	100.00%	$394,505	100.00%	$399,634	100.00%

(1)

Includes noninterest bearing deposits of $31.2 million and $25.9 million at June 30, 2018 and 2017, respectively.

As of June 30, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $250 thousand was approximately $25.8 million. The following table sets forth the maturity of these certificates of deposit as of June 30, 2018:

June 30, 2018 Certificates of Deposit greater than or equal to $250 thousand
(Dollars in thousands)
Maturity Period:
Three months or less	$1,023
Over three through six months	808
Over six through twelve months	14,118
Over twelve months	9,880
Total	$25,829

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

At June 30, 2018, we had FHLB advances of $14.5 million at a weighted average stated rate of 2.14%, all of which mature in less than six months. There were no long term borrowings at June 30, 2017. Our remaining available credit with the FHLB was $106.7 million as of June 30, 2018. There were no overnight borrowings at June 30, 2018 or June 30, 2017.

Subsidiary and Other Activities

Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.

Personnel

As of June 30, 2018, we had 78 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

At June 30, 2018, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. A net operating loss carryforward of $375 thousand was acquired as part of a previous acquisition. At June 30, 2018 and 2017, $306 thousand and $323 thousand, respectively, of this carryforward remained.

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

Federal Banking Regulation

Business Activities.    A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the federal regulations thereunder. Under these laws and regulations, Oconee Federal Savings and Loan Association may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Oconee Federal Savings and Loan Association also may establish subsidiaries, including those that may engage in certain activities not otherwise permissible for Oconee Federal Savings and Loan Association, including real estate investment and securities and insurance brokerage.

Capital Requirements.    Federal regulations require federal savings associations to maintain common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and for institutions, such as Oconee Federal Savings and Loan Association, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Reserve takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

The regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Effective January 1, 2018, the capital conservation buffer was 1.875%.

We have conducted an analysis of the application of these capital requirements as of June 30, 2018. We have determined that we meet all of these requirements, including the full 2.5% capital conservation buffer, as if the requirements had been fully in effect on that date.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

Loans-to-One Borrower.    Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by specified readily marketable collateral, which does not include real estate. As of June 30, 2018, Oconee Federal Savings and Loan Association’s largest lending relationship with a single or related group of borrowers totaled $3.5 million, which represented 4.6% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.

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

A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. In addition, non-compliance with the QTL test is subject to agency enforcement action for a violation of law. At June 30, 2018, Oconee Federal Savings and Loan Association maintained approximately 75% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

Liquidity.    A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater of highly liquid assets. At June 30, 2018, this ratio was 20.2%. Total cash and cash equivalents was 2.5% of total deposits at June 30, 2018.

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

Enforcement.    The OCC has primary enforcement responsibility over federal savings and loan associations, including the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If the OCC does not take action, the FDIC has authority to take action under specified circumstances.

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

At June 30, 2018, Oconee Federal Savings and Loan Association met the criteria for being considered “well-capitalized.”

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

Under the FDIC’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund. The range of assessments for banks of less than $10 billion in assets is 1 1/2 basis points to 30 basis points of total assets less tangible capital, effective July 1, 2016. Risk categories are based upon a combination of examination ratings and financial modeling designed to estimate the probability that an institution fails over a three year period.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2018, the annualized FICO assessment rate equaled 0.44 basis points of total assets less tier 1 capital. The bonds issued by the FICO are due to mature by 2019.

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

Federal Home Loan Bank System.    Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2018, Oconee Federal Savings and Loan Association was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Oconee Federal Savings and Loan Association are subject to state usury laws and federal laws concerning interest rates. Oconee Federal Savings and Loan Association’s operations are also subject to federal laws (and regulations) applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	Truth in Savings Act.

The operations of Oconee Federal Savings and Loan Association also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•	The USA PATRIOT Act, which requires savings and loan associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

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

Capital.    Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and recent legislation has increased the threshold for the exception to $3.0 billion, subject to the issuance of regulations by the Federal Reserve Board. As a result, no later than November 2018, holding companies with less than $3.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify as to certain matters, including that our quarterly and annual reports do not contain any untrue statement of a material fact.

ITEM 1A. Risk Factors

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of June 30, 2018, the net book value of our properties was $5.9 million. The following is a list of our offices:

Location				Year Acquired	Square Footage	Net Book Value of Real Property
						(Dollars in thousands)
Main Office	115 E. North 2nd St.	Seneca, South Carolina	Owned	1966	7,000	$748
Main Office Annex	201 E. North 2nd St.	Seneca, South Carolina	Owned	1996	7,500	563
Branch Office	813 123 By-Pass	Seneca, South Carolina	Owned	1985	5,250	453
Branch Office	204 W. North Broad St.	Walhalla, South Carolina	Owned	1973	3,100	340
Branch Office	111 W. Windsor St.	Westminster, South Carolina	Owned	1972	3,200	232
Branch Office	2859 Highway 17 Alternate	Toccoa, Georgia	Owned	2014	17,007	2,376
Branch Office	12 East Doyle St.	Toccoa, Georgia	Owned	2014	5,548	766
Branch Office	221 Highway 76 East	Clayton, Georgia	Owned	2014	5,851	460
						$5,938

We also lease a loan production office in both Clemson and Greer South Carolina. We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

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

At June 30, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market. Our common stock is listed on the Nasdaq Capital Market under the symbol “OFED.” The approximate number of holders of record of our common stock as of September 19, 2018 was 357. Certain shares of our common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the Nasdaq Capital Market and the cash dividends declared per common share, for the periods shown:

	High	Low	Dividends
Quarter ended June 30, 2018	$30.00	$28.02	$0.10
Quarter ended March 31, 2018	$29.88	$27.55	$0.10
Quarter ended December 31, 2017	$30.38	$26.50	$0.10
Quarter ended September 30, 2017	$28.69	$26.69	$0.10
Quarter ended June 30, 2017	$29.00	$24.56	$0.10
Quarter ended March 31, 2017	$25.75	$21.55	$0.10
Quarter ended December 31, 2016	$24.25	$20.90	$0.10
Quarter ended September 30, 2016	$23.99	$19.25	$0.10

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

Dividend payments by Oconee Federal Financial Corp. are dependent primarily on dividends it receives from Oconee Federal Savings and Loan Association, because Oconee Federal Financial Corp. has no source of income other than dividends from Oconee Federal Savings and Loan Association, earnings from the investments by Oconee Federal Financial Corp. and interest payments with respect to its loan to the Employee Stock Ownership Plan. Oconee Federal Savings and Loan Association is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. In addition, if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements, it will be prohibited from making capital distributions. The capital conservation buffer requirement began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019. For information concerning additional federal laws and regulations regarding the ability of Oconee Federal Savings and Loan Association to make capital distributions, including the payment of dividends to Oconee Federal Financial Corp., see “Supervision and Regulation—Federal Banking Regulation” and “—Holding Company Regulation.”

When Oconee Federal Financial Corp. pays dividends on its common stock to public shareholders, it will also be required to pay dividends to Oconee Federal, MHC, unless Oconee Federal, MHC elects to, and is permitted to, waive the receipt of dividends. There can be no assurance that a dividend waiver request would be approved by the Federal Reserve Board.

Equity Compensation Plans. At June 30, 2018, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases. On November 24, 2015, the Board of Directors authorized the repurchase of up to 175,000 shares of the Company’s common stock, terminating the previous authorization on June 19, 2013 to repurchase 150,000 shares. The repurchase authorization has no expiration date.  In connection with this repurchase authorization, the Company has purchased a total of 131,487 shares of its common stock. During the three months ended June 30, 2018, the Company did not repurchase any shares of its common stock.

Sales of Unregistered Securities. During the year ended June 30, 2018, we did not offer or sell any unregistered securities.

ITEM 6. Selected Financial Data

	At or For the Year Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Financial condition data:
Total assets	$487,959	$481,317	$485,640	$475,344	$360,501
Investment securities	115,146	118,334	132,084	111,167	103,806
Loans receivable, net	326,661	306,542	291,141	308,259	229,931
Deposits	387,588	394,505	399,634	394,093	281,015
Total equity	84,865	85,961	85,401	80,790	76,981

Operating data:
Interest and dividend income	$17,046	$17,154	$17,755	$16,185	$12,976
Interest expense	1,810	1,324	1,189	1,229	1,480
Net interest income	15,236	15,830	16,566	14,956	11,496
Provision for loan losses	108	203	451	195	108
Noninterest income	1,369	2,126	2,643	1,398	608
Noninterest expenses	11,757	10,750	11,480	8,957	6,307
Income before income taxes	4,740	7,003	7,278	7,202	5,689
Income taxes	1,705	1,478	2,032	2,690	2,050
Net income	$3,035	$5,525	$5,246	$4,512	$3,639

Basic net income per share	$0.53	$0.97	$0.91	$0.79	$0.64
Diluted net income per share	$0.52	$0.95	$0.90	$0.78	$0.64

	For the Years Ended June 30,
	2018		2017		2016		2015		2014
Performance ratios:
Return on average assets	0.63%		1.15%		1.09%		1.04%		1.00%
Return on average equity	3.54		6.84		6.31		5.64		4.78
Interest rate spread (1)	3.33		3.52		3.72		3.66		3.20
Net interest margin (2)	3.43		3.58		3.77		3.73		3.30
Noninterest expense to average assets	2.45		2.23		2.39		2.07		1.74
Efficiency ratio (3)	70.77		60.30		60.16		55.33		53.13
Average interest-earning assets to average interest-bearing liabilities	1.22	x	1.19	x	1.18	x	1.20	x	1.24	x
End of year equity to average assets	17.69%		17.83%		17.78%		18.61%		21.22%
Average equity to average assets	17.85		16.75		17.29		18.44		20.98

Capital ratios:
Total capital to risk weighted assets	29.75%		32.46%		31.00%		32.28%		42.31%
Common equity tier 1 capital to risk weighted assets	29.30		32.00		30.59		31.82		N/A
Tier I capital to risk weighted assets	29.30		32.00		30.59		31.82		41.73
Tier I capital to adjusted total assets	15.53		15.90		15.40		15.39		19.61

Asset quality ratios:
Allowance for loan losses as a percentage of total loans	0.33%		0.33%		0.32%		0.32%		0.37%
Allowance for loan losses as a percentage of nonperforming loans	20.38		29.17		24.54		24.13		51.91
Allowance for loan losses as a percentage of nonperforming assets	16.99		23.37		18.04		16.08		35.76
Net charge-offs to average outstanding loans during the period	0.01		0.04		0.18		0.01		0.00
Nonperforming loans as a percentage of total loans	1.64		1.13		1.29		1.35		0.71
Nonperforming assets as a percentage of total assets	1.32		0.90		1.05		1.32		0.66
Nonperforming assets as a percentage of loans and real estate owned	1.96		1.41		1.74		2.01		1.03

Other:
Number of full-service branch offices	7		7		7		7		4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a much lesser extent, nonresidential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities and municipal securities. Our revenues are derived principally from the interest on loans and securities and loan fees and service charges. Our primary sources of funds are deposits and principal and interest payments on loans and securities. At June 30, 2018, we had total assets of $488.0 million, total deposits of $387.6 million and total equity of $84.9 million.

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

Business Strategy

We have continued our primarily focus on the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

•	Continue to Focus on Residential Lending. We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area. As of June 30, 2018, $269.9 million, or 82.3%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (including home equity loans). In the future, we may gradually increase our residential construction and home equity loan portfolios.
•	Maintain a Modest Portfolio of Nonresidential Real Estate Loans. We have historically maintained a small portfolio of nonresidential real estate loans. Our nonresidential real estate loans were $17.6 million, or 5.4% of our total loan portfolio at June 30, 2018. We plan to increase our efforts toward more nonresidential real estate lending in the future in an effort to increase our loan portfolio yields and to better manage our interest rate risk.
•	Manage Interest Rate Risk While Maintaining or Enhancing, to the Extent Practicable, our Net Interest Margin. Subject to market conditions, we have sought to enhance net interest income by emphasizing controls on the cost of funds, particularly on the deposit products that we offer, rather than attempting to maximize asset yields, as loans with high yields often involve greater credit risk and may be repaid during periods of decreasing market interest rates. In addition, in view of our strong capital position, from time to time, we place more emphasis on enhancing our net interest income than on limiting our interest rate risk.
•	Rely on Community Orientation and High Quality Service to Maintain and Build a Loyal Local Customer Base and Maintain our Status as an Independent Community-Based Institution. We were established in 1924 and have been operating continuously in Oconee County since that time. By using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services, we have been able to attract a solid base of local retail customers on which to continue to build our banking business. We have historically focused on promoting relationships within our community rather than specific banking products, and we expect to continue to build our customer base by relying on customer referrals and referrals from local builders and realtors. We extend this strategy to the Rabun and Stephens counties as well.
•	Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our nonperforming assets totaled $6.5 million, or 1.3% of total assets at June 30, 2018. Our total nonperforming loans to total loans ratio was 0.9% at June 30, 2017. Total loan delinquencies, 30 days or more past due, as of June 30, 2018, were $9.2 million, or 2.8% of total loans. Total loan delinquencies, 30 days or more past due, as of June 30, 2017, were $9.1 million, or 3.0% of total loans.

Comparison of Financial Condition at June 30, 2018 and June 30, 2017

Our total assets increased by $6.6 million, or 1.4%, to $488.0 million at June 30, 2018 from $481.3 million at June 30, 2017. Securities available-for-sale decreased $3.2 million from June 30, 2017 to June 30, 2018. Total gross loans increased $20.2 million to $327.8 million at June 30, 2018 from $307.6 million at June 30, 2017. The majority of the increase was in our one-to-four family loans and construction loans, which increased by $9.8 million and $12.3 million, respectively, from June 30, 2017 to June 30, 2018. Loan growth was funded by liquidation of securities available-for-sale, interest earning deposits and increases in FHLB advances.

Our total deposits decreased to $387.6 million at June 30, 2018 from $394.5 million at June 30, 2017. We believe that the sustained low interest rate environment has prompted many depositors to move their funds to the stock market seeking higher yielding investments. We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2018.

Our total cash and deposit balance includes the deposits of Oconee Federal, MHC.

We had $14.5 million in advances from the FHLB as of June 30, 2018. We had no advances from the FHLB as of June 30, 2017. We had credit available under a loan agreement with the FHLB in the amount of 25% of total assets, or approximately $121.2 million and $120.3 million at June 30, 2018 and June 30, 2017, respectively.

Our total stockholders’ equity decreased $1.1 million to $84.9 million at June 30, 2018 from $86.0 million at June 30, 2017. The decrease is primarily the result of net income for the year ended June 30, 2018 of $3.0 million and the $508 thousand in ESOP shares earned and $134 thousand in recognition of compensation expense associated with our equity incentive plans, all of which increased equity. These increases were offset by a increase in unrealized losses on our available-for-sale securities of $2.1 million, which is included net of tax in accumulated other comprehensive income; dividend payments of $2.2 million and the repurchases of 15,041 shares of stock for $428 thousand.

Comparison of Operating Results for the Years Ended June 30, 2018 and June 30, 2017

General. Net income decreased by $2.5 million, or 45.1%, to $3.0 million for the year ended June 30, 2018 from $5.5 million for the year ended June 30, 2017. The decrease in net income was the result of a decrease in net interest income before the provision for loan losses of $594 thousand, or 3.8%, and a decrease in noninterest income of $757 thousand, or 35.6%. These decreases in income were combined with an increase in noninterest expense of $1.0 million, or 9.4%, and an increase in tax expense of $227 thousand, or 15.4%.

Interest Income. Interest income decreased by $108 thousand, or 0.6%, to $17.0 million for the year ended June 30, 2018 from $17.2 million for the year ended June 30, 2017. The decrease was primarily the result of a lower average yield on loans during the year ended June 30, 2018 as compared to the year ended June 30, 2017. The average balance of interest-earning assets increased to $444.8 million for the year ended June 30, 2018 from $442.4 million for the year ended June 30, 2017. The average yield on interest-earning assets decreased to 3.83% for the year ended June 30, 2018 from 3.88% for the year ended June 30, 2017.

Interest income on loans decreased $191 thousand, or 1.3%, to $14.4 million for the year ended June 30, 2018 from $14.6 million for the year ended June 30, 2017. The average balance of our loans increased to $316.5 million for the year ended June 30, 2018 from $300.6 million for the year ended June 30, 2017. The average yield was 4.56% for the year ended June 30, 2018 compared to 4.87% for the year ended June 30, 2017, a result of the reducing balances of older higher yielding loans.

Interest income on investment securities increased $110 thousand, or 4.7%, to $2.4 million for the year ended June 30, 2018 from $2.3 million for the year ended June 30, 2017, reflecting a decrease of $2.7 million, or 2.1%, in the average balances of securities to $121.2 million from $123.9 million for the years ended June 30, 2018 and 2017 offset by an increase in the total average yield of our investment securities of thirteen basis points to 2.01% from 1.88%. The decrease in average balances of our investment securities is reflective of our efforts to use routine repayments and maturities in the investment portfolio to help fund our lending as opposed to reinvestment of such repayments back into the investment portfolio. Our increased yields are partially reflective of the shift of our investment portfolio into high-quality, higher yielding municipal securities, which helps to reduce our overall tax liability along with overall increasing rates based on the economy.

Interest Expense. Interest expense increased $486 thousand, or 36.7%, to $1.8 million for the year ended June 30, 2018 from $1.3 million for the year ended June 30, 2017. The average rate paid on interest bearing liabilities increased fourteen basis points in fiscal year 2018 to 0.50% from 0.36% for fiscal year 2017. This increase was partially attributable to using FHLB advances in fiscal year 2018. The increase in the average rate paid on deposits was offset by the decrease in the average balance of interest bearing deposits of $19.2 million, or 5.2%, to $351.6 million for the year ended June 30, 2018 from $370.8 million for the year ended June 30, 2017.

Interest expense on money market deposits decreased $50 thousand as the cost of these deposits decreased one basis point from 0.36% for the year ended June 30, 2017 to 0.35% for the year ended June 30, 2018. The average balance of money market deposits decreased from $81.8 million to $70.5 million for the same period. The decrease in money market deposits was primarily due to an anticipated withdrawal from a single customer, half of which was moved into a certificate of deposit.

Interest expense on NOW and demand deposits and regular savings and other deposits decreased by $6 thousand to $95 thousand for the year ended June 30, 2018 from $101 thousand for the year ended June 30, 2017. The decrease in interest expense on these deposits was attributable to a slight decrease in the average cost on these deposits to 0.12% from 0.13%, as well as a $575 thousand decrease in average balances.

Interest expense on certificates of deposit increased by $331 thousand to $1.3 million for the year ended June 30, 2018 from $929 thousand for the year ended June 30, 2017. The increase in interest expense on these deposits was attributable to the rising interest rate environment in the current fiscal year. The average cost on these deposits increased from 0.44% for the year ended June 30, 2018 to 0.62% for the year ended June 30, 2017.

Interest expense for other borrowings increased by $211 thousand due to FHLB borrowings. There were no FHLB borrowings in the year ended June 30, 2017, while the year ended June 30, 2018 had an average of $13.7 million with a weighted average rate of 1.54%.

Net Interest Income. Net interest income decreased by $594 thousand, or 3.8%, to $15.2 million for the year ended June 30, 2018 compared to $15.8 million for fiscal 2017. Net interest margin for the year ended June 30, 2018 was 3.43%, down 15 basis points from 3.58% for the year ended June 30, 2017. This decrease in net interest margin was reflective of the decrease in our average yield on interest earning assets to 3.83% for the year ended June 30, 2018 from 3.88% for the year ended June 30, 2017 and the increase in the average cost of funds to 0.50% for the year ended June 30, 2018 from 0.36% for the year ended June 30, 2017.

Provision for Loan Losses. We recorded a provision for loan losses of $108 thousand for the year ended June 30, 2018 compared with a provision of $203 thousand for the year ended June 30, 2017. Net charge-offs for the year ended June 30, 2018 were $27 thousand. Net charge-offs for the year ended June 30, 2017 were $109 thousand. The general valuation allowance increased and the specific valuation decreased from June 30, 2017 to June 30, 2018. However the allowance as a percentage of total loans remained stable at 0.33% on June 30, 2017 and June 30, 2018.

At June 30, 2018, impaired loans totaled $8.6 million compared to $7.8 million at June 30, 2017. Our ratio of nonperforming loans to total loans increased to 1.6% at June 30, 2018 from 1.1% at June 30, 2017, and our ratio of nonperforming assets to total assets increased to 1.32% from 0.9% at the same dates. Total nonperforming loans were $5.4 million at June 30, 2018 compared to $3.5 million at June 30, 2017.

We used the same overall methodology in assessing the allowances for both periods ended. Our allowance at June 30, 2018 reflects a general valuation component of $1.1 million and no specific component for loans determined to be impaired based upon an analysis of certain individual loans determined to be impaired. In comparison, our allowance at June 30, 2017 consisted of a general valuation component of $1.0 million and a specific component of $8 thousand. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2018 and 2017.

Noninterest Income. For the year ended June 30, 2018, noninterest income decreased $757 thousand, or 35.6%, to $1.4 million from $2.1 million for the year ended June 30, 2017. The significant portion of the decrease relates to reduced gains on the disposition of purchase credit impaired loans which totaled $125 thousand for the year ended June 30, 2018 compared to $729 thousand for the year ended June 30, 2017. Another significant portion of the decrease relates to reduced gains on the sale of securities which totaled was a $7 thousand loss for the year ended June 30, 2018 compared to a $128 thousand gain for the year ended June 30, 2017. We did not have the same opportunities for gains on the sale of investments and on the disposition of purchase credit impaired loans in the year ending June 30, 2018 as we did in the year ending June 30, 2017. Service charges on deposit accounts increased by $8 thousand, or 1.9%, to $427 thousand for the year ended June 30, 2018 from $419 thousand for the year ended June 30, 2017.

Noninterest Expense. Noninterest expense increased $1.0 million, or 9.4%, to $11.8 million for the year ended June 30, 2018 from $10.8 million for the year ended June 30, 2017. Salaries and employee benefits increased by $286 thousand, or 4.6% to $6.6 million for the year ended June 30, 2018 from $6.3 million for the year ended June 30, 2017. Occupancy and equipment expenses increased by $226 thousand, or 15.2% to $1.7 million for the year ended June 30, 2018 from $1.5 million for the year ended June 30, 2017 due to renovations of our facilities. Data processing expenses increased by $193 thousand, or 27.8% to $888 thousand for the year ended June 30, 2018 from $695 thousand for the year ended June 30, 2017 due to upgrades in our data infrastructure. Professional and supervisory fee expenses increased by $188 thousand, or 23.0% to $1.0 million for the year ended June 30, 2018 from $818 thousand for the year ended June 30, 2017 primarily due to increased legal expenses associated with our foreclosed assets. For the year ended June 30, 2018, we recognized an expense for the decrease in value of the loan servicing asset of $48 thousand compared to recognizing income for an increase in value of $95 thousand for the year ended June 30, 2017. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Foreclosed asset expenses decreased by $66 thousand, or 64.7% to $36 thousand for the year ended June 30, 2018 from $102 thousand for the year ended June 30, 2017 due to the recognition of gains on sale of properties that help offset foreclosure expenses.

Income Tax Expense. Income tax expense for the years ended June 30, 2018 and 2017 was $1.7 million and $1.5 million, respectively, with effective income tax rates of 36.0% and 21.1%, respectively. The increase in our effective tax rate for the year ended June 30, 2018 is primarily due to the remeasurement of our deferred tax assets and liabilities which resulted in a related tax expense of $917 for the year ended June 30, 2018. The remeasurement was due to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%.

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

	For the Year Ended June 30,
	2018				2017				2016
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$316,533		$14,443	4.56%	$300,581		$14,634	4.87%	$297,928		$15,378	5.16%
Investment securities	82,919		1,591	1.92	90,225		1,590	1.76	98,285		1,740	1.77
Investment securities, tax-free	38,298		848	2.21	33,651		739	2.20	23,196		511	2.20
Other interest-earning assets	7,080		164	2.32	17,965		191	1.06	19,751		126	0.64
Total interest-earning assets	444,830		17,046	3.83	442,422		17,154	3.88	439,160		17,755	4.04
Noninterest-earning assets	34,934				39,792				41,214
Total assets	$479,764				$482,214				$480,374

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$48,441		$53	0.11%	$48,385		$58	0.12%	$49,432		$42	0.08%
Money market deposits	70,511		244	0.35	81,823		294	0.36	47,622		195	0.41
Regular savings and other deposits	28,105		42	0.15	28,736		43	0.15	39,867		26	0.07
Certificates of deposit	204,546		1,260	0.62	211,849		929	0.44	236,318		926	0.39
Total interest-bearing deposits	351,603		1,599	0.45	370,793		1,324	0.36	373,239		1,189	0.32
Other Borrowings	13,679		211	1.54
Total interest-bearing liabilities	365,282		1,810	0.50	370,793		1,324	0.36	373,239		1,189	0.32
Noninterest bearing deposits	27,766				28,367				22,242
Other noninterest-bearing liabilities	1,069				2,307				1,817
Total liabilities	394,117				401,467				397,298
Equity	85,647				80,747				83,076
Total liabilities and equity	$479,764				$482,214				$480,374

Net interest income			$15,236				$15,830				$16,566
Interest rate spread				3.33%				3.52%				3.72%
Net interest margin				3.43%				3.58%				3.77%
Average interest-earning assets to average interest-bearing liabilities	1.22	x			1.19	x			1.18	x

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

	Year Ended
	June 30, 2018 Compared to 2017
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$1,043	$(1,234)	$(191)
Investment securities	(48)	158	110
Other interest-earning assets	29	(56)	(27)
Total	1,024	(1,132)	(108)
Interest expense:
Deposits	(71)	346	275
Other Borrowings	211	—	211
Total	140	346	486
Increase (decrease) in net interest income	$884	$(1,478)	$(594)

	Year Ended
	June 30, 2017 Compared to 2016
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$138	$(882)	$(744)
Investment securities	45	33	78
Other interest-earning assets	(10)	75	65
Total	173	(774)	(601)
Interest expense:
Deposits	28	107	135
Other Borrowings	—	—	—
Total	28	107	135
Increase (decrease) in net interest income	$145	$(881)	$(736)

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

An important measure of interest rate risk is the amount by which the net present value (“NPV”) of an institution’s cash flows from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have prepared an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2018 in the event of designated changes in the United States treasury yield curve. At June 30, 2018, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage Total of Market Value of Assets
	(Dollars in thousands)
Up 300 basis points	$90,812	$(13,938)	(13.31)%	(2.89)%
Up 200 basis points	98,368	(6,382)	(6.09)	(1.32)
Up 100 basis points	103,232	(1,518)	(1.45)	(0.31)
Base	104,750	—	—	—
Down 100 basis points	101,020	(3,730)	(3.56)	(0.77)

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

Our cash flows are derived from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $6.4 million for the year ended June 30, 2018 and $6.1 million for the year ended June 30, 2017. Net cash flows used in investing activities were $22.2 million for the year ended June 30, 2018 and $4.2 million for the year ended June 30, 2017. Net cash flows provided by financing activities for the year ended June 30, 2018 were $4.9 million and net cash flows used by financing activities were $8.8 million for the year ended June 30, 2017.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2018 and 2017, cash and short-term investments totaled $9.9 million and $20.7 million, respectively. We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.

At June 30, 2018 and 2017, we had outstanding commitments to originate loans of $16.9 million and $1.2 million, respectively. We had $30.6 million in unfunded commitments under lines of credit at June 30, 2018 and $21.3 million in unfunded commitments under lines of credit at June 30, 2017. We anticipate that we will have sufficient funds available to meet our current loan commitments. In recent periods, loan commitments have been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2018 totaled $144.0 million. Management believes based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs. Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At June 30, 2018, we had a remaining available borrowing limit of $106.7 million in advances from the Federal Home Loan Bank of Atlanta.

We are subject to various regulatory capital requirements and at June 30, 2018, we were in compliance with all applicable capital requirements. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 11 of the Notes to our Consolidated Financial Statements.

Common Stock Dividend Policy. The Company paid a quarterly $0.10 per share dividend on August 24, 2017, November 22, 2017, February 22, 2018, and May 24, 2018 for a total of $2.2 million in dividends paid during the year ended June 30, 2018. On July 19, 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock payable to stockholders of record as of August 2, 2018, which was paid on August 16, 2018.

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

For the fiscal year ended June 30, 2018, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are not required for smaller reporting companies, such as the Company. However, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk.”

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Oconee Federal Financial Corp.

Seneca, South Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

Atlanta, Georgia

September 24, 2018

OCONEE FEDERAL FINANCIAL CORP.

 CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND 2017

 (Amounts in thousands, except share and per share data)

	June 30, 2018	June 30, 2017
ASSETS
Cash and due from banks	$3,681	$3,526
Interest-earning deposits	6,193	17,211
Fed funds sold	36	8
Total cash and cash equivalents	9,910	20,745
Securities available-for-sale	115,146	118,334
Loans	327,758	307,558
Allowance for loan losses	(1,097)	(1,016)
Net loans	326,661	306,542
Loans held for sale, at fair value	—	245
Premises and equipment, net	6,817	6,574
Real estate owned, net	1,074	865
Accrued interest receivable
Loans	961	944
Investments	615	568
Restricted equity securities, at cost	1,639	1,023
Bank owned life insurance	18,554	18,071
Goodwill	2,593	2,593
Core deposit intangible	417	568
Loan servicing rights	1,093	1,141
Deferred tax assets	1,982	2,370
Other assets	497	734
Total assets	$487,959	$481,317

LIABILITIES
Deposits
Noninterest bearing	$31,189	$25,900
Interest bearing	356,399	368,605
Total deposits	387,588	394,505
FHLB advances	14,500	—
Accrued interest payable and other liabilities	1,006	851
Total liabilities	403,094	395,356

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,488,975 and 6,463,039 shares outstanding, respectively	65	65
Treasury stock, at par, 714,386 and 699,345 shares, respectively	(7)	(7)
Additional paid-in capital	12,000	11,940
Retained earnings	76,136	75,169
Accumulated other comprehensive loss	(2,528)	(202)
Unearned ESOP shares	(801)	(1,004)
Total shareholders’ equity	84,865	85,961
Total liabilities and shareholders’ equity	$487,959	$481,317

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Amounts in thousands, except share and per share data)

	Years Ended
	June 30, 2018	June 30, 2017
Interest and dividend income:
Loans, including fees	$14,443	$14,634
Securities, taxable	1,591	1,590
Securities, tax-exempt	848	739
Interest-earning deposits and other	164	191
Total interest income	17,046	17,154
Interest expense:
Deposits	1,599	1,324
Other borrowings	211	—
Total interest expense	1,810	1,324
Net interest income	15,236	15,830

Provision for loan losses	108	203
Net interest income after provision for loan losses	15,128	15,627

Noninterest income:
Service charges on deposit accounts	427	419
Income on bank owned life insurance	483	514
Mortgage banking income	259	298
Gain on sale of mortgage loans	49	31
Gain/(loss) on sale of securities, net	(7)	128
Gain on disposition of purchase credit impaired loans	125	729
Other	33	7
Total noninterest income	1,369	2,126

Noninterest expense:
Salaries and employee benefits	6,554	6,268
Occupancy and equipment	1,717	1,491
Data processing	888	695
Professional and supervisory fees	1,006	818
Office expense	228	231
Advertising	226	177
FDIC deposit insurance	135	194
Foreclosed assets, net	36	102
Change in loan servicing asset	48	(95)
Other	919	869
Total noninterest expense	11,757	10,750

Income before income taxes	4,740	7,003
Income tax expense	1,705	1,478
Net income	$3,035	$5,525
Other comprehensive income/(loss)
Unrealized losses on securities available-for-sale	$(2,890)	$(3,014)
Tax effect	751	1,086
Reclassification adjustment for (gains)/losses realized in net income	7	(128)
Tax effect	(2)	46
Total other comprehensive loss	(2,134)	(2,010)
Comprehensive income	$901	$3,515

Basic net income per share: (Note 3)	$0.53	$0.97
Diluted net income per share: (Note 3)	$0.52	$0.95
Dividends declared per share:	$0.40	$0.40

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at June 30, 2016	$65	$(6)	$12,882	$71,909	$1,808	$(1,257)	$85,401
Net income	—	—	—	5,525	—	—	5,525
Other comprehensive loss	—	—	—	—	(2,010)	—	(2,010)
Purchase of 65,214 shares of treasury stock (1)	—	(1)	(1,485)	—	—	—	(1,486)
Stock-based compensation expense	—	—	256	—	—	—	256
Dividends (2)	—	—	44	(2,265)	—	—	(2,221)
ESOP shares earned	—	—	243	—	—	253	496
Balance at June 30, 2017	$65	$(7)	$11,940	$75,169	$(202)	$(1,004)	$85,961
Balance at June 30, 2017	$65	$(7)	$11,940	$75,169	$(202)	$(1,004)	$85,961
Net income	—	—	—	3,035	—	—	3,035
Other comprehensive loss	—	—	—	—	(2,134)	—	(2,134)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act	—	—	—	192	(192)	—	—
Purchase of 15,041 shares of treasury stock (3)	—	—	(428)	—	—	—	(428)
Stock-based compensation expense	—	—	134	—	—	—	134
Dividends (4)	—	—	49	(2,260)	—	—	(2,211)
ESOP shares earned	—	—	305	—	—	203	508
Balance at June 30, 2018	$65	$(7)	$12,000	$76,136	$(2,528)	$(801)	$84,865

(1)	The weighted average cost of treasury shares purchased during the year was $22.78 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	Approximately $99 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of 8,190 additional shares. The portion of the dividend paid on allocated shares of approximately $44 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 4,503 shares was accounted for as additional compensation expense of approximately $55 for the year ended June 30, 2017.

(3)	The weighted average cost of treasury shares purchased during the year was $28.45 per share. Treasury stock repurchases were accounted for using the par value method.

(4)	Approximately $93 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of 7,845 additional shares. The portion of the dividend paid on allocated shares of approximately $49 was treated as a dividend. The remaining portion of the dividend payment and resulting release of approximately 3,701 shares was accounted for as additional compensation expense of approximately $44 for the year ended June 30, 2018.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Amounts in thousands, except share and per share data)

	Years Ended
	June 30, 2018	June 30, 2017
Cash Flows From Operating Activities
Net income	$3,035	$5,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	108	203
Provision for real estate owned	26	126
Depreciation and amortization, net	1,317	1,420
Net (accretion)/amortization of purchase accounting adjustments	190	(475)
Deferred income tax expense/(benefit)	1,137	(110)
Net gain on sale of real estate owned	(96)	(86)
Change in loan servicing asset	48	(95)
Net gain on sales of securities	7	(128)
Mortgage loans originated for sale	(4,455)	(2,114)
Mortgage loans sold	4,749	2,036
Gain on sales of mortgage loans	(49)	(38)
Increase in cash surrender value of bank owned life insurance	(483)	(513)
Gain on disposition of purchased credit impaired loans	(125)	(729)
ESOP compensation expense	508	496
Stock based compensation expense	134	256
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	173	109
Accrued interest payable and other liabilities	155	246
Net cash provided by operating activities	6,379	6,129
Cash Flows From Investing Activities
Purchases of premises and equipment	(669)	(195)
Disposal of premises and equipment	—	12
Purchases of securities available-for-sale	(18,288)	(29,352)
Proceeds from maturities, paydowns and calls of securities available-for-sale	13,866	18,479
Proceeds from sales of securities available-for-sale	3,980	20,785
Purchases of restricted equity securities	(1,488)	(2)
Redemptions of restricted equity securities	872	—
Proceeds from sale of real estate owned	473	1,552
Loan originations and repayments, net	(20,904)	(15,503)
Net cash used in investing activities	(22,158)	(4,224)
Cash Flows from Financing Activities
Net change in deposits	(6,917)	(5,129)
Proceeds from notes payable to FHLB	43,000	—
Repayment of notes payable to FHLB	(28,500)	—
Dividends paid	(2,211)	(2,221)
Purchase of treasury stock	(428)	(1,486)
Net cash (used in)/provided by financing activities	4,944	(8,836)
Change in cash and cash equivalents	(10,835)	(6,931)
Cash and cash equivalents, beginning of period	20,745	27,676
Cash and cash equivalents, end of period	$9,910	$20,745

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principle of Consolidation: The consolidated financial statements of Oconee Federal Financial Corp. include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (72.12%) by Oconee Federal, MHC. These consolidated financial statements do not include the transactions and balances of Oconee Federal, MHC. The Association is a federally chartered stock savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans. Primarily, the Association’s business is in the Oconee County area of northwestern South Carolina, the northeast area of Georgia in Stephens County and Rabun County. The following is a description of the significant accounting policies the Company follows in preparing and presenting its consolidated financial statements.

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

As of and for the Years Ended June 30, 2018 and 2017

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

The allowance consists of specific and general components. The specific component consists of the amount of impairment related to loans that have been evaluated on an individual basis, and the general component consists of the amount of impairment related to loans that have been evaluated on a collective basis. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due according to the contractual terms of the loan agreement. Loans over $250 that are considered impaired are individually evaluated to determine if a specific loss reserve is required. All other impaired loans are collectively evaluated. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”).

Loan Grading System: Management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, and doubtful, which are more fully explained in Note 4. Any nonresidential or residential non-owner occupied loans that meet certain size requirements and performance characteristics are individually evaluated for impairment. The amount of impairment, if any, is measured by a comparison of the loan’s carrying value to the net present value of future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected to come solely from the collateral. All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment. To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into segments, each with different risk characteristics and methodologies for assessing risk. Those portfolio segments are discussed below:

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

As of and for the Years Ended June 30, 2018 and 2017

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

As of and for the Years Ended June 30, 2018 and 2017

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

As of and for the Years Ended June 30, 2018 and 2017

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

Purchased Credit Impaired Loans: With the acquisition of Stephens Federal Bank in 2014, the Company purchased individual loans with evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans were recorded at the amount paid, such that there was no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Purchased credit impaired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loans’ contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Future expected cash flows are re-estimated periodically over the life of each purchased credit impaired loan. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. For the years ended and as of June 30, 2018 and 2017, the amount of accretable yield on PCI loans was immaterial.

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

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Management reviews goodwill for impairment annually, or more frequently if deemed necessary, as goodwill is deemed to have an indefinite life. On the annual assessment date, May 31, management performs a qualitative assessment of whether it was more likely than not that the fair value exceeds carrying value. Based on the most recent assessment, management determined that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment to goodwill.

Core Deposit Intangible: Core deposit intangible represents the estimated value of long-term deposit core deposit relationships acquired in a business combination. This value is amortized over the weighted-average estimated useful lives of deposit accounts using a method that management believes reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness. The core deposit intangible acquired will be amortized over 15 years using the original projections of future benefit stream of cash flows, adjusted periodically, if needed for potential impairment of the remaining unamortized balance of the core deposit intangible.

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

The Company follows guidance issued by the FASB with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in other noninterest expense.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends, when paid, on allocated ESOP shares reduce retained earnings. Dividends, when paid, on unearned ESOP shares reduce debt and accrued interest.

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

Earnings Per Share (“EPS”): Basic EPS is based on the weighted average number of common shares outstanding and is adjusted for ESOP shares not yet committed to be released. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

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

New Accounting Standards:

Accounting Standards Update (“ASU”) 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Issued in February 2018, ASU 2018-02 provides guidance with regard to the reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years; early adoption is permitted. The Company adopted this standard effective March 31, 2018 and elected to reclassify the income tax effects of the Tax Cuts and Jobs Act from AOCI to retained earnings.

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

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. Issued in January 2017, ASU 2017-04 amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not believe that this new guidance will have a material effect on its consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Issued in June 2016, ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has formed a management committee to address this issue, including consideration of third party vendor support. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. Issued in January 2016, ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that this new guidance will have a material effect on its consolidated financial statements. However, the fair value disclosures for our loan portfolio will consider exit price.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Issued in May 2014, ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued final amendments (ASU 2016-08 and ASU 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. In May 2016, the FASB issued final amendments (ASU-11) to clarify guidance related to collectability, noncash considerations, presentation of sales tax, and transition. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. The Company adopted the new guidance effective July 1, 2018 and intends to utilize the modified retrospective method. This pronouncement will not have a material impact on the Company's consolidated financial statements as the Company's core revenue does not fall under this guidance. The Company will have additional disclosures in its Form 10-Q for the first quarter of fiscal year 2019 as required by this guidance.

There have been no accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of standards previously issued and not yet effective.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

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

	Years Ended
	June 30, 2018	June 30, 2017
Earnings per share
Net income	$3,035	$5,525
Less: distributed earnings allocated to participating securities	(4)	(8)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(4)	(11)
Net earnings available to common shareholders	$3,027	$5,506

Weighted average common shares outstanding including participating securities	5,760,227	5,797,217
Less: participating securities	(15,355)	(21,910)
Less: average unearned ESOP shares	(83,646)	(107,909)
Weighted average common shares outstanding	5,661,226	5,667,398

Basic earnings per share	$0.53	$0.97

Weighted average common shares outstanding	5,661,226	5,667,398
Add: dilutive effects of assumed exercises of stock options	128,628	99,790
Average shares and dilutive potential common shares	5,789,854	5,767,188

Diluted earnings per share	$0.52	$0.95

During the year ended June 30, 2018 there were 22,400 shares that were anti-dilutive as the weighted average exercise prices of outstanding stock options were in excess of the weighted average market value for the periods presented. During the year ended June 30, 2017 there were no anti-dilutive shares.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at June 30, 2018 and 2017 are as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
FHLMC common stock	$20	$109	$—	$129
Certificates of deposit	5,485	—	(94)	5,391
Municipal securities	43,393	14	(1,069)	42,338
SBA loan pools	401	2	—	403
CMOs	10,529	—	(445)	10,084
U.S. Government agency mortgage-backed securities	44,490	6	(1,206)	43,290
U.S. Government agency bonds	14,027	—	(516)	13,511
Total available-for-sale	$118,345	$131	$(3,330)	$115,146

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
FHLMC common stock	$20	$162	$—	$182
Certificates of deposit	6,230	16	(18)	6,228
Municipal securities	39,847	296	(344)	39,799
SBA loan pools	563	2	—	565
CMOs	13,024	—	(239)	12,785
U.S. Government agency mortgage-backed securities	44,884	185	(244)	44,825
U.S. Government agency bonds	14,082	15	(147)	13,950
Total available-for-sale	$118,650	$676	$(992)	$118,334

Securities pledged at June 30, 2018 and 2017 had a fair value amount of $42,098 and $6,069, respectively, and were pledged to secure public deposits and FHLB advances.

At June 30, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE (Continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and twelve months or more at June 30, 2018 and 2017. The table also shows the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2018
Available-for-sale:
Certificates of deposit	$5,391	$(94)	22	$—	$—	—	$5,391	$(94)	22
Municipal securities	28,305	(587)	75	10,789	(482)	25	39,094	(1,069)	100
CMOs	1,334	(38)	2	8,750	(407)	14	10,084	(445)	16
U.S. Government agency mortgage-backed securities	30,997	(773)	43	10,887	(433)	13	41,884	(1,206)	56
U.S. Government agency bonds	5,789	(177)	7	7,722	(339)	7	13,511	(516)	14
	$71,816	$(1,669)	149	$38,148	$(1,661)	59	$109,964	$(3,330)	208

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2017
Available-for-sale:
Certificates of deposit	$2,227	$(18)	9	$—	$—	—	$2,227	$(18)	9
Municipal securities	18,331	(276)	41	2,221	(68)	5	20,552	(344)	46
CMOs	7,833	(136)	9	4,952	(103)	7	12,785	(239)	16
U.S. Government agency mortgage-backed securities	29,057	(244)	31	—	—	—	29,057	(244)	31
U.S. Government agency bonds	8,027	(78)	8	1,931	(69)	1	9,958	(147)	9
	$65,475	$(752)	98	$9,104	$(240)	13	$74,579	$(992)	111

(1)	Actual amounts.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE (Continued)

None of the unrealized losses at June 30, 2018 were recognized into net income for the year ended June 30, 2018 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2017 were recognized as having OTTI during the year ended June 30, 2017.

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2018 and 2017 by contractual maturity are summarized in the following table. Mortgage-backed securities are not scheduled since expected maturities will differ from contractual maturities because borrowers have the right to prepay the obligations. FHLMC common stock is not scheduled because it has no contractual maturity date.

	June 30, 2018		June 30, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$1,004	$1,003	$2,989	$2,990
Due from one to five years	19,415	19,049	17,196	17,183
Due after five years to ten years	33,186	32,230	30,084	30,045
Due after ten years	9,701	9,361	10,453	10,324
Mortgage-backed securities, CMOs and FHLMC stock (1)	55,039	53,503	57,928	57,792
Total available for sale	$118,345	$115,146	$118,650	$118,334

(1)	Includes SBA loan pools.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the years ended June 30, 2018 and 2017:

	Year Ended
Available-for-sale:	June 30, 2018	June 30, 2017
Proceeds	$3,980	$20,856
Gross gains	11	152
Gross losses	(18)	(24)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS

The components of loans at June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Real estate loans:
One-to-four family	$269,868	$259,854
Multi-family	1,735	1,864
Home equity	3,914	4,900
Nonresidential	17,591	19,176
Agricultural	1,272	1,441
Construction and land	27,513	15,254
Total real estate loans	321,893	302,489
Commercial and industrial	326	51
Consumer and other loans	5,539	5,018
Total loans	$327,758	$307,558

The following table presents the activity in the allowance for loan losses for the year ended June 30, 2018 by portfolio segment:

Year Ended June 30, 2018	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$900	$39	$—	$—	$939
Multi-family	4	—	—	—	4
Home equity	2	6	(13)	13	8
Nonresidential	63	3	—	—	66
Agricultural	1	—	—	—	1
Construction and land	35	65	(26)	—	74
Total real estate loans	1,005	113	(39)	13	1,092
Commercial and industrial	4	—	—	—	4
Consumer and other loans	7	(5)	(1)	—	1
Total loans	$1,016	$108	$(40)	$13	$1,097

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2018:

	Ending Allowance on Loans:		Loans:
At June 30, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$939	$2,434	$267,434
Multi-family	—	4	—	1,735
Home equity	—	8	—	3,914
Nonresidential	—	66	671	16,920
Agricultural	—	1	424	848
Construction and land	—	74	—	27,513
Total real estate loans	—	1,092	3,529	318,364
Commercial and industrial	—	4	—	326
Consumer and other loans	—	1	—	5,539
Total loans	$—	$1,097	$3,529	$324,229

The following table presents the activity in the allowance for loan losses for the year ended June 30, 2017 by portfolio segment:

Year ended June 30, 2017	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$733	$197	$(33)	$3	$900
Multi-family	4	—	—	—	4
Home equity	2	—	—	—	2
Nonresidential	130	11	(78)	—	63
Agricultural	5	(4)	—	—	1
Construction and land	39	(4)	—	—	35
Total real estate loans	913	200	(111)	3	1,005
Commercial and industrial	6	(2)	—	—	4
Consumer and other loans	3	5	(1)	—	7
Total loans	$922	$203	$(112)	$3	$1,016

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2017:

	Ending Allowance on Loans:		Loans:
At June 30, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$8	$892	$3,034	$256,820
Multi-family	—	4	—	1,864
Home equity	—	2	—	4,900
Nonresidential	—	63	—	19,176
Agricultural	—	1	448	993
Construction and land	—	35	262	14,992
Total real estate loans	8	997	3,744	298,745
Commercial and industrial	—	4	—	51
Consumer and other loans	—	7	—	5,018
Total loans	$8	$1,008	$3,744	$303,814

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2018 and 2017, including the average recorded investment balance and interest earned for the years ended June 30, 2018 and 2017:

	June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,516	$2,434	$—	$2,251	$67
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	707	671	—	336	3
Agricultural	972	424	—	436	7
Construction and land	—	—	—	131	—
Total real estate loans	4,195	3,529	—	3,154	77
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$4,195	$3,529	$—	$3,154	$77

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$484	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	484	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$484	$—

Totals:
Real estate loans	$4,195	$3,529	$—	$3,638	$77
Consumer and other loans	—	—	—	—	—
Total	$4,195	$3,529	$—	$3,638	$77

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

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

As of and for the Years Ended June 30, 2018 and 2017

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

Total past due and nonaccrual loans by portfolio segment at June 30, 2018:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$5,180	$1,787	$897	$7,864	$262,004	$269,868	$3,969	$—
Multi-family	—	—	—	—	1,735	1,735	—	—
Home equity	106	84	40	230	3,684	3,914	40	—
Nonresidential	376	179	—	555	17,036	17,591	908	—
Agricultural	—	424	—	424	848	1,272	445	—
Construction and land	50	34	—	84	27,429	27,513	19	—
Total real estate loans	5,712	2,508	937	9,157	312,736	321,893	5,381	—
Commercial and industrial	—	—	—	—	326	326	—	—
Consumer and other loans	—	—	—	—	5,539	5,539	1	—
Total	$5,712	$2,508	$937	$9,157	$318,601	$327,758	$5,382	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2017:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$6,143	$1,109	$1,100	$8,352	$251,502	$259,854	$2,762	$—
Multi-family	—	—	—	—	1,864	1,864	—	—
Home equity	161	—	40	201	4,699	4,900	89	—
Nonresidential	—	43	—	43	19,133	19,176	43	—
Agricultural	—	448	—	448	993	1,441	514	—
Construction and land	40	—	35	75	15,179	15,254	75	—
Total real estate loans	6,344	1,600	1,175	9,119	293,370	302,489	3,483	—
Commercial and industrial	—	—	—	—	51	51	—	—
Consumer and other loans	10	1	—	11	5,007	5,018	—	—
Total	$6,354	$1,601	$1,175	$9,130	$298,428	$307,558	$3,483	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

Troubled Debt Restructurings:

At June 30, 2018 and 2017, total loans that have been modified as troubled debt restructurings were $3,016 and $1,619, respectively. At June 30, 2018, this consisted of one construction loan, two agricultural loans, two non-residential real estate loans, and four one-to-four family first lien loans. At June 30, 2017 this consisted of one construction loan, two agricultural loans, one home equity line of credit, and two one-to-four family first lien loans. All loans were acquired and initially recorded at fair value. An additional allowance of $0 and $8 has been specifically reserved for these loans as of June 30, 2018 and June 30, 2017, respectively. Additionally, there were no commitments to lend any additional amounts under either loan or any payment default on any loan after the modification. The two one-to-four family first lien troubled debt restructurings that occurred during the year ended June 30, 2018 involved renewing existing loans with fee concessions. The two non-residential real estate loan troubled debt restructurings that occurred during the year ended June 30, 2018 involved renewing existing loans, one with a potential principal reduction and one with a change of terms to temporarily require only payments of interest. No loans restructured during the past twelve months subsequently defaulted. There were two troubled debt restructurings that occurred during the year ended June 30, 2017, each of which involved renewing existing loans, a one-to-four family and a construction loan. No reductions of principal or interest rates were granted.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

Total loans by risk grade and portfolio segment at June 30, 2018:

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$254,721	$5,051	$3,350	$6,746	$—	$269,868
Multi-family	1,735	—	—	—	—	1,735
Home equity	3,298	311	129	176	—	3,914
Nonresidential	13,462	1,802	1,143	1,184	—	17,591
Agricultural	217	349	261	445	—	1,272
Construction and land	26,551	771	115	76	—	27,513
Total real estate loans	299,984	8,284	4,998	8,627	—	321,893
Commercial and industrial	326	—	—	—	—	326
Consumer and other loans	5,539	—	—	—	—	5,539
Total	$305,849	$8,284	$4,998	$8,627	$—	$327,758

Total loans by risk grade and portfolio segment at June 30, 2017:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$245,181	$5,914	$2,573	$6,186	$—	$259,854
Multi-family	1,864	—	—	—	—	1,864
Home equity	4,272	233	300	95	—	4,900
Nonresidential	13,801	3,610	1,356	409	—	19,176
Agricultural	281	374	272	514	—	1,441
Construction and land	13,727	846	120	561	—	15,254
Total real estate loans	279,126	10,977	4,621	7,765	—	302,489
Commercial and industrial	51	—	—	—	—	51
Consumer and other loans	5,017	—	—	1	—	5,018
Total	$284,194	$10,977	$4,621	$7,766	$—	$307,558

At June 30, 2018 and 2017, consumer mortgage loans secured by residential real estate properties totaling $243 and $408 respectively, were in formal foreclosure proceedings and are included in one-to-four family loans.

Loans to principal officers, directors, and their affiliates during the years ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Beginning balance	$1,241	$1,278
New loans	—	—
Repayments	(30)	(37)
Other	(77)	—
Ending balance	$1,134	$1,241

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

Directors and officers of the Company are customers of the institution in the ordinary course of business. In the opinion of management, these loans do not involve more than normal risk of collectability nor do they present other unfavorable features.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Land	$1,425	$1,425
Buildings and improvements	7,962	7,973
Furniture, fixtures and equipment	2,132	3,477
Computer software	90	242
	11,609	13,117
Less: accumulated depreciation	(4,792)	(6,543)
	$6,817	$6,574

Depreciation expense was $426 and $420 for the years ended June 30, 2018 and 2017, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $2,593 at June 30, 2018 and 2017, respectively. The carrying value of the core deposit intangible was $417 and $568 at June 30, 2018 and 2017, respectively.

	June 30, 2018	June 30, 2017
Core deposit intangible gross	$959	$959
Accumulated amortization	(542)	(391)
Core deposit intangible net	$417	$568

Amortization expense for the core deposit intangible for the years ended June 30, 2018 and 2017 was $151 and $130, respectively.

Estimated amortization expense for each of the next five years is as follows:

2019	$112
2020	94
2021	77
2022	60
2023	42

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 7—DEPOSITS

At June 30, 2018 and 2017, certificate of deposit accounts with balances over $250 totaled approximately $24,079 and $11,468, respectively. Scheduled maturities of certificates of deposit at June 30, 2018 are as follows:

2018	$65,336
2019	102,686
2020	7,999
2021	14,753
2022	21,360
2023	1,262
$213,396

There are no certificates of deposit scheduled to mature after 2023. The Company does not accept brokered certificates of deposit.

Directors and executive officers were customers of, and had transactions with, the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1,787 and $1,528 at June 30, 2018 and 2017, respectively.

NOTE 8 – BORROWINGS

At June 30, 2018 and 2017, advances from the Federal Home Loan Bank were as follows:

	2018
	Balance	Stated Interest Rate
FHLB advances due September 2018 through November 2018	$14,500	2.09% - 2.23%
Total	$14,500

The average interest rate of all outstanding FHLB advances was 2.14% on June 30, 2018.

There were no FHLB advances outstanding on June 30, 2017.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $36,248 of investment securities at June 30, 2018. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $121,213 at June 30, 2018.

Payments over the next five years are as follows:

2018	$14,500

There were no overnight borrowings at June 30, 2018 or June 30, 2017.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES

Income tax expense for the years ended June 30, 2018 and 2017 was as follows:

	June 30,	June 30,
	2018	2017
Current federal expense	$561	$1,326
Current state expense	230	263
Deferred federal expense (benefit)	48	(116)
Deferred state expense (benefit)	(51)	5
Deferred tax liability remeasurement	917	—
Total	$1,705	$1,478

Temporary differences between tax and financial reporting that result in net deferred tax assets are as follows at June 30, 2018 and 2017:

	June 30,	June 30,
	2018	2017
Deferred tax assets:
Securities available-for-sale	$672	$114
Fair value adjustments from acquisition	447	832
Allowance for loan losses	282	386
Deferred loan fees, net	240	268
Deferred compensation	158	251
Basis difference in premises and equipment	98	283
Acquired net operating loss (“NOL”)	79	125
Equity compensation plans	29	55
Real estate owned	—	9
Other	72	188
Total deferred tax assets	2,077	2,511

Deferred tax liabilities:
Prepaid expenses	(47)	(70)
FHLB stock dividends	(48)	(71)
Total deferred tax liabilities	(95)	(141)
Net deferred tax asset	$1,982	$2,370

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES (Continued)

A net operating loss (“NOL”) of $375 was acquired in the Stephens Federal Bank acquisition. At June 30, 2018 and 2017, the NOL remaining totaled $303 and $323, respectively, with a deferred tax asset of $81 and $125, respectively. The NOL will expire in 2034. The realization of the deferred tax asset resulting from the NOL is dependent upon generating sufficient taxable income prior to the NOL’s expiration. In assessing the realizability of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax asset would not be realized. Based on the Company’s current and expected future financial performance as well as strong asset quality, management determined that no valuation allowance was necessary at June 30, 2018.

Retained earnings as of June 30, 2018 and 2017 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

A reconciliation of the amount computed by applying the federal statutory rate (27.55%) to pretax income with income tax expense for the years ended June 30, 2018 and 2017 is as follows:

	June 30, 2018		June 30, 2017
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$1,306	27.55%	$2,381	34.00%
Increase (decrease) resulting from:
State income tax expense	114	2.41	177	2.53
Life insurance benefits	(133)	(2.81)	(175)	(2.50)
Tax exempt interest income	(234)	(4.94)	(251)	(3.58)
Deferred tax liability remeasurement	917	19.35	—	—
Other—net	(265)	(5.59)	(654)	(9.34)
Total	$1,705	35.97%	$1,478	21.11%

The Company has no current uncertain tax positions in place. Prior year tax reserves were in place for the year ended June 30, 2017 of $100. No amounts were accrued for penalties or interest as of June 30, 2018 and 2017. The Company is subject to U.S. federal income tax as well as income tax of the states of South Carolina and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2015.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to existing law. As a result of the changes under the Tax Act, the Company recorded incremental income tax expense of $917 during the fiscal year ended June 30, 2018, which consisted of the remeasurement of deferred tax assets and liabilities at the new federal statutory rate of 21%. As a result of the Tax Act and under guidance of Federal Regulations 1.15-1, the Company used a blended rate of 27.55% to record current Federal income tax expense.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 10—COMMITMENTS (Continued)

The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2018 and 2017 was as follows:

	2018		2017
	Fixed	Variable	Fixed	Variable
Loan commitments	$19,545	$3,568	$1,168	$—
Unused lines of credit	$24,040	$6,599	$20,222	$1,083

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are primarily for the purpose of financing the purchase, the refinance, or the construction of residential real estate. At June 30, 2018, these commitments have interest rates ranging from 2.2% to 18.00% and maturities ranging from one to 30 years.

Financial instruments with off-balance-sheet risk: The Company has no additional financial instruments with off-balance-sheet risk.

NOTE 11—REGULATORY CAPITAL REQUIREMENTS

Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of June 30, 2018, the Association met all capital adequacy requirements to which it is subject. Savings and loan holding companies became subject to capital requirements on January 1, 2015. However, such capital requirements do not apply to savings and loan holding companies with consolidated assets of less than $1,000,000. This level will be raised to $3,000,000 as a result of recent legislation.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2018 and 2017, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association’s category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Association to maintain minimum amounts and ratios of total, Tier 1 capital and Common Equity Tier 1 capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%. The net realized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that, as of June 30, 2018 and 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 11—REGULATORY CAPITAL REQUIREMENTS (Continued)

The Association’s actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$76,018	29.75%	$25,237	9.875%	$25,556	10.00%
Common equity tier 1 capital to risk weighted assets	74,872	29.30	16,292	6.375	16,611	6.50
Tier 1 (core) capital to risk weighted assets	74,872	29.30	20,125	7.875	20,445	8.00
Tier 1 (core) capital to average assets	74,872	15.53	19,287	4.000	24,108	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$77,332	32.46%	$22,037	9.250%	$23,824	10.00%
Common equity tier 1 capital to risk weighted assets	76,243	32.00	13,699	5.750	15,485	6.50
Tier 1 (core) capital to tangible assets	76,243	32.00	17,272	7.250	19,059	8.00
Tier 1 (core) capital to average assets	76,243	15.90	19,175	4.000	23,969	5.00

The June 30, 2018 and 2017 Common Equity Tier 1 Ratios, The Tier 1 to Risk Weighted Assets Capital Ratios, and the Total Risk Weighted Assets Capital Ratios displayed above under the heading “For Capital Adequacy Purposes” include conservation buffers of 1.875% and 1.25%, respectively.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes this test is met.

Dividend Restrictions—The Company’s principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2018, the Association could, without prior approval, but with regulatory notice, declare dividends of approximately $5,690 (based on an annualized net income for the calendar year ending 2018).

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

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

Loans:

The fair values of loans, excluding loans held for sale and impaired loans, are estimated based on the loan’s interest rate structure. Fair values for variable rate loans that reprice frequently and with no significant change in credit risk are based on the carrying values resulting in a Level 3 classification. Fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

Loans Held for Sale:

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

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

Deposits:

The fair values disclosed for demand deposit, money market and savings accounts are equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

FHLB Advances:

The fair values of the Company’s FHLB advances are estimated using discounted cash flow analysis based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and 2017 are summarized below:

	Fair Value Measurements
	June 30, 2018		June 30, 2017
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$129	$—	$182	$—
Certificates of deposit	5,391	—	6,228	—
Municipal securities	42,338	—	39,799	—
SBA loan pools	403	—	565	—
CMOs	10,084	—	12,785	—
U.S. Government agency mortgage-backed securities	43,290	—	44,825	—
U.S. Government agency bonds	13,511	—	13,950	—
Total securities available-for-sale	115,146	—	118,334	—
Loan servicing rights	—	1,093	—	1,141
Total financial assets	$115,146	$1,093	$118,334	$1,141

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the years ended June 30, 2018 and 2017:

	Fair Value Measurements
	(Level 3)
	Year Ended
	June 30 2018	June 30, 2017
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$1,141	$1,046
Purchases	—	—
Change in fair value	(48)	95
Balance at end of period:	$1,093	$1,141

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

The table below presents assets measured at fair value on a non-recurring basis by level at June 30, 2018 and 2017:

	Fair Value Measurements
	June 30, 2018	June 30, 2017
	(Level 3)	(Level 3)
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$—	$959
Nonresidential	—	—
Construction and land	—	—
Total financial assets	—	959
Non-financial assets:
Real estate owned, net:
One-to-four family	91	152
Nonresidential	983	713
Construction and land	—	—
Total non-financial assets	1,074	865
Total assets measured at fair value on a non-recurring basis	$1,074	$1,824

The Company’s impaired loans included above were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. There were no such loans at June 30, 2018. The carrying amount of these loans was $959 as of June 30, 2017, which reflected a valuation allowance $8. The impact to the provision for loan losses from the change in the valuation allowance for the years ended June 30, 2018 and 2017 was a decrease of $8 and a decrease of $176, respectively.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at June 30, 2018 and 2017 were $1,074 and $865 and $0 and $24, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the years ended June 30, 2018 and 2017 were $0 and $126, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at June 30, 2018 and 2017:

	Level 3 Quantitative Information
	June 30, 2018	June 30, 2017	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$1,093	$1,141	Discounted cash flows	Discount rate, estimated timing of cash flows	9.63% to 10.13%

Impaired real estate loans net, with specific allocations: One-to-four family	$—	$959	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Real estate owned net: One-to-four family	$91	$152	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Nonresidential	$983	$713	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at June 30, 2018 and 2017 are summarized below:

	June 30, 2018
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$115,146	$—	$115,146	$—	$115,146
Loans, net	326,661	—	—	319,958	319,958
Loan servicing rights	1,093	—	—	1,093	1,093
Restricted equity securities	1,639	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$387,588	$174,192	$208,967	$—	$383,159
FHLB Advances	14,500	—	14,494	—	14,494

	June 30, 2017
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$118,334	$—	$118,334	$—	$118,334
Loans, net	306,542	—	—	307,624	307,624
Loans held for sale	245	—	245	—	245
Loan servicing rights	1,141	—	—	1,141	1,141
Restricted equity securities	1,023	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$394,505	$190,968	$203,656	$—	$394,624

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed. These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement. The directors vest ratably over periods established in the agreements. Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 6.69% to 8.50% at both June 30, 2018 and 2017, respectively. The total expense incurred under these plans for the years ended June 30, 2018 and 2017 was $49 and $55, respectively. The recorded liability for these agreements was $613 and $660 at June 30, 2018 and 2017, respectively, and is included in other accrued liabilities in the consolidated balance sheet.

To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service. The Company has exercised this option in 2018 and 2017, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2018 and 2017 was $132 and $225, respectively.

NOTE 14—EMPLOYEE STOCK OWNERSHIP PLAN

Employees participate in an Employee Stock Ownership Plan. The ESOP borrowed from the Company to purchase 248,842 shares of the Company’s common stock at $10 per share during 2011. The Company makes discretionary contributions to the ESOP, and pays dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 14—EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

Participants receive the shares at the end of employment. During the years ended June 30, 2018 and 2017, $0 and $50, respectively, of discretionary contributions were made to the ESOP for debt retirement, which resulted in the release of additional shares and recognition of additional compensation expense of $0 and $88, respectively. ESOP compensation expense recognized for the years ended June 30, 2018 and 2017 was $508 and $496, respectively.

Shares held by the ESOP at June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Committed to be released to participants	10,095	11,441
Allocated to participants	127,985	130,952
Unearned	80,609	89,620
Total ESOP shares	218,689	232,013

Fair value of unearned shares	$2,333	$2,465

NOTE 15—STOCK BASED COMPENSATION

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

The following table summarizes stock option activity for the year ended June 30, 2018:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2017	261,986	$12.46
Granted	22,400	29.33
Exercised	—	—
Forfeited	—	—
Outstanding - June 30, 2018	284,386	$13.79	$4,309
Fully vested and exercisable at June 30, 2018	233,077	$11.95	$3,959
Expected to vest in future periods	51,309
Fully vested and expected to vest - June 30, 2018	284,386	$13.79	$4,309

(1) The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $28.94 per share on June 30, 2018.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 15—STOCK BASED COMPENSATION (Continued)

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 16,009 and 39,359 options that were earned during the years ended June 30, 2018 and 2017, respectively. Stock-based compensation expense for stock options for the years ended June 30, 2018 and 2017 was $34 and $48, respectively. Total unrecognized compensation cost related to nonvested stock options was $164 at June 30, 2018 and is expected to be recognized over a weighted-average period of 4.2 years.

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2018:

June 30, 2018
Balance - beginning of year	21,910
Granted	—
Forfeited	—
Vested	(6,555)
Balance - end of period	15,355
Weighted average grant date fair value	$13.09

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. There was no restricted stock granted during 2018 or 2017. Total shares of restricted stock granted under the Plan is 119,294 of which 15,355 remain unvested at June 30, 2018. The weighted-average grant date fair value of all shares granted is $13.09 per share. Stock-based compensation expense for restricted stock included in noninterest expense for the years ended June 30, 2018 and 2017 was $100 and $209, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $239 and is expected to be recognized over 3.0 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 16—LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet. The principal balances of those loans were $94,779 and $110,171 at June 30, 2018 and 2017, respectively.

Custodial escrow balances maintained in connection with serviced loans were $799 and $893 at June 30, 2018 and 2017, respectively.

	Year Ended
	June 30, 2018	June 30, 2017
Loan servicing rights:
Beginning of period:	$1,141	$1,046
Additions	—	—
Change in fair value	(48)	95
End of period:	$1,093	$1,141

Fair value at June 30, 2018 was determined using a discount rate of 10.13%, prepayment speed assumptions ranging from 4.59% to 13.69% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.45%. Fair value at June 30, 2017 was determined using a discount rate of 9.63%, prepayment speed assumptions ranging from 5.87% to 13.01% CPR depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.61%.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017
Cash paid during the period for:
Interest paid	$1,808	$1,322
Income taxes paid	$408	$1,280
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$612	$1,103

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

JUNE 30, 2018 AND 2017

	June 30, 2018	June 30, 2017
ASSETS
Cash and cash equivalents	$8,873	$6,142
ESOP loan receivable	901	1,099
Other	41	37
Investment in banking subsidiary	75,434	79,188
Total assets	$85,249	$86,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$384	$505
Shareholders’ equity	84,865	85,961
Total liabilities and shareholders’ equity	$85,249	$86,466

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	June 30, 2018	June 30, 2017

Interest income	$41	$46
Dividend from banking subsidiary	5,690	4,351
Other expenses	(456)	(728)
Income before equity in undistributed income of subsidiary	5,275	3,669
Equity in undistributed income (losses) of subsidiary	(2,354)	1,625
Income before income taxes	2,921	5,294
Income tax benefit	(114)	(231)
Net income	$3,035	$5,525

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2018 and 2017

(Amounts in thousands, except share and per share data)

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	June 30, 2018	June 30, 2017
Cash Flows From Operating Activities
Net income	$3,035	$5,525
Adjustments to reconcile net income to net cash provided by provided by operating activities:
Change in other assets	(4)	90
Change in accounts payable and other liabilities	(121)	(107)
Undistributed (income) losses of subsidiary	2,354	(1,625)
Net cash provided by operations	5,264	3,883

Cash Flows From Investing Activities
Payments received on ESOP loans	106	151
Net cash provided by investing activities	106	151

Cash Flows from Financing Activities
Purchases of treasury shares	(428)	(1,486)
Dividends paid	(2,211)	(2,221)
Net cash used in financing activities	(2,639)	(3,707)

Change in cash and cash equivalents	2,731	327
Cash and cash equivalents, beginning of year	6,142	5,815
Cash and cash equivalents, end of year	$8,873	$6,142

NOTE 19—SUBSEQUENT EVENTS

On July 19, 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock payable to stockholders of record as of August 2, 2018, which was paid on August 16, 2018.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

As of June 30, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of June 30, 2018 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal I—Election of Directors—Directors,” —Executive Officers Who Are Not Directors,” “—Section 16(a) Beneficial Ownership Reporting Compliance,” “—Code of Ethics” and “—Meetings and Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Stock-Based Compensation Plans. The following table sets forth information as of June 30, 2018 about Company common stock that may be issued under the Company’s equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation
Equity compensation plans approved by security holders (1)	284,386	$13.09	15,355
Total	284,386	$13.09	15,355

(1)	These awards were granted pursuant to the Oconee Federal Financial Corp. 2012 Equity Incentive Plan.

(b)	Security Ownership of Certain Beneficial Owners. The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)	Security Ownership of Management. The information required by this item is incorporated herein by reference to the section captioned “Proposal I—Election of Directors” in the Proxy Statement.

(d)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Proposal I—Election of Directors—Board Independence” and “—Transactions with Certain Related Persons” of the Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

3.1	Charter of Oconee Federal Financial Corp.(1)

3.2	Bylaws of Oconee Federal Financial Corp.(2)

4	Form of Common Stock Certificate(1)

10.1	Form of Employee Stock Ownership Plan(1)

10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore(1)

10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr.(1)

10.6	Amended and Restated Employment Agreement by and between Oconee Federal Savings and Loan Association, Oconee Federal Financial Corp. and Curtis T. Evatt(5)

10.7	Oconee Federal Savings and Loan Association Endorsement Split Dollar Life Insurance Plan for Curtis T. Evatt and Nancy M. Carter (3)

10.8	Oconee Federal Financial Corp. 2012 Equity Incentive Plan(4)

21	Subsidiaries of Registrant(1)

23.1	Consent of Crowe Horwarth LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and 2017 (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-169419), as initially filed September 16, 2010, and as subsequently amended.

(2)	Incorporated by reference to the current report on Form 8-K (File No. 001-35033), filed on April 26, 2013.

(3)	Incorporated by reference to the current report on Form 8-K (File No. 001-35033), filed on June 28, 2013.

(4)	Incorporated by reference to the proxy statement for the special meeting of stockholders (File No. 001-35033), filed February 23, 2012.

(5)	Incorporated by reference to the quarterly report on Form 10-Q (File No. 001-35033), filed on February 10, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCONEE FEDERAL FINANCIAL CORP.

Date: September 24, 2018	By:	/s/ Robert N. McLellan, Jr.
Robert N. McLellan, Jr. Chairman of the Board (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT N. MCLELLAN, JR.	Chairman of the Board	September 24, 2018
Robert N. McLellan, Jr.

/s/ CURTIS T. EVATT	President, Chief Executive Officer, Director	September 24, 2018
Curtis T. Evatt	(Principal Executive Officer)

/s/ JOHN W. HOBBS	Chief Financial Officer	September 24, 2018
John W. Hobbs	(Principal Financial Officer)

/s/ HARRY B. MAYS, JR.	Director	September 24, 2018
Harry B. Mays, Jr.

/s/ W. MAURICE POORE	Director	September 24, 2018
W. Maurice Poore

/s/ CECIL T. SANDIFER, JR.	Director	September 24, 2018
Cecil T. Sandifer, Jr.