Form 10-Q
period 2018-09-30
Oconee Federal Financial Corp.
filed 2018-11-09
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 5,762,245 shares of Common Stock, par value $0.01 per share, outstanding as of November 5, 2018.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	September 30, 2018	June 30, 2018
	(unaudited)
ASSETS
Cash and due from banks	$3,538	$3,681
Interest-earning deposits	3,405	6,193
Fed funds sold	114	36
Total cash and cash equivalents	7,057	9,910
Securities available-for-sale	111,479	115,146
Loans	341,960	327,758
Allowance for loan losses	(1,151)	(1,097)
Net loans	340,809	326,661
Loans held for sale, at fair value	69	—
Premises and equipment, net	7,658	6,817
Real estate owned, net	775	1,074
Accrued interest receivable
Loans	1,050	961
Investments	543	615
Restricted equity securities, at cost	1,745	1,639
Bank owned life insurance	18,668	18,554
Goodwill	2,593	2,593
Core deposit intangible	387	417
Loan servicing rights	1,050	1,093
Deferred tax assets	2,153	1,982
Other assets	444	497
Total assets	$496,480	$487,959

LIABILITIES
Deposits
Noninterest - bearing	$34,273	$31,189
Interest - bearing	360,147	356,399
Total deposits	394,420	387,588
FHLB advances	17,000	14,500
Accrued interest payable and other liabilities	783	1,006
Total liabilities	412,203	403,094

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized;
6,495,066 and 6,488,975 shares outstanding, respectively	65	65
Treasury stock, at par, 730,168 and 714,386 shares, respectively	(7)	(7)
Additional paid-in capital	11,582	12,000
Retained earnings	76,442	76,136
Accumulated other comprehensive loss	(3,053)	(2,528)
Unearned ESOP shares	(752)	(801)
Total shareholders’ equity	84,277	84,865
Total liabilities and shareholders’ equity	$496,480	$487,959

See accompanying notes to the consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2018	September 30, 2017
Interest and dividend income:
Loans, including fees	$3,767	$3,555
Securities, taxable	414	369
Securities, tax-exempt	209	206
Other interest-earning assets	31	35
Total interest income	4,421	4,165

Interest expense:
Deposits	565	362
Other borrowings	85	11
Total interest expense	650	373

Net interest income	3,771	3,792

Provision for loan losses	72	46

Net interest income after provision for loan losses	3,699	3,746

Noninterest income:
Service charges on deposit accounts	100	108
Income on bank owned life insurance	114	119
Mortgage servicing income	58	68
Gain on sale of mortgage loans	26	—
ATM & debit card income	73	68
Gain on sale of securities, net	1	10
Other	36	31
Total noninterest income	408	404

Noninterest expense:
Salaries and employee benefits	1,686	1,556
Occupancy and equipment	415	397
Data processing	255	230
ATM & debit card expense	54	44
Professional and supervisory fees	196	206
Office expense	45	42
Advertising	50	45
FDIC deposit insurance	33	34
Foreclosed assets, net	13	50
Change in loan servicing asset	43	52
Other	207	211
Total noninterest expense	2,997	2,867

Income before income taxes	1,110	1,283
Income tax expense	226	426

Net income	$884	$857

Other comprehensive income/(loss)
Unrealized ains/(losses) on securities available-for-sale	$(665)	$136
Tax effect	141	(50)
Reclassification adjustment for (gains)/losses realized in net income	(1)	(10)
Tax effect	—	4
Total other comprehensive income/(loss)	(525)	80

Comprehensive income	$359	$937

Basic net income per share: (Note 3)	$0.16	$0.15
Diluted net income per share: (Note 3)	$0.15	$0.15
Dividends declared per share:	$0.10	$0.10

See accompanying notes to the consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at June 30, 2017	$65	$(7)	$11,940	$75,169	$(202)	$(1,004)	$85,961
Net income	—	—	—	857	—	—	857
Other comprehensive income	—	—	—	—	80	—	80
Purchase of 7,576 shares of treasury stock(1)	—	—	(208)	—	—	—	(208)
Stock-based compensation expense	—	—	6	—	—	—	6
Dividends	—	—	—	(575)	—	—	(575)
ESOP shares earned	—	—	96	—	—	52	148
Balance at September 30, 2017	$65	$(7)	$11,834	$75,451	$(122)	$(952)	$86,269

Balance at June 30, 2018	$65	$(7)	$12,000	$76,136	$(2,528)	$(801)	$84,865
Net income	—	—	—	884	—	—	884
Other comprehensive loss	—	—	—	—	(525)	—	(525)
Purchase of 15,782 shares of treasury stock(2)	—	—	(521)	—	—	—	(521)
Stock-based compensation expense	—	—	36	—	—	—	36
Dividends	—	—	1	(578)	—	—	(577)
ESOP shares earned	—	—	66	—	—	49	115
Balance at September 30, 2018	$65	$(7)	$11,582	$76,442	$(3,053)	$(752)	$84,277

(1)	The weighted average cost of treasury shares purchased during the three months ended was $27.46 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	The weighted average cost of treasury shares purchased during the three months ended was $27.44 per share. Treasury stock repurchases were accounted for using the par value method.

See accompanying notes to the consolidated financial statements.

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2018	September 30, 2017
Cash Flows From Operating Activities
Net income	$884	$857
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	72	46
Provision for real estate owned	18	26
Depreciation and amortization, net	298	345
Net (accretion)/amortization of purchase accounting adjustments	(56)	(39)
Deferred income tax expense/(benefit)	(30)	(19)
Net gain on sale of real estate owned	(12)	(4)
Net gain on sale of fixed assets	(29)	—
Change in loan servicing asset	43	52
Net gain on sales of securities	(1)	(10)
Mortgage loans originated for sale	(1,723)	(1,082)
Mortgage loans sold	1,680	1,337
Gain on sales of mortgage loans	(26)	(10)
Increase in cash surrender value of bank owned life insurance	(114)	(120)
ESOP compensation expense	115	148
Stock based compensation expense	36	6
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	36	192
Accrued interest payable and other liabilities	(223)	(102)
Net cash provided by operating activities	968	1,623

Cash Flows From Investing Activities
Purchases of premises and equipment	(957)	(103)
Disposal of premises and equipment	29	—
Purchases of securities available-for-sale	(1,173)	(10,624)
Proceeds from maturities, paydowns and calls of securities available-for-sale	2,830	4,186
Proceeds from sales of securities available-for-sale	1,193	3,997
Purchases of restricted equity securities	(106)	(2)
Redemptions of restricted equity securities	—	(422)
Proceeds from sale of real estate owned	293	42
Loan originations and repayments, net	(14,164)	(5,410)
Net cash used in investing activities	(12,055)	(8,336)

Cash Flows from Financing Activities
Net change in deposits	6,832	(16,827)
Proceeds from notes payable to FHLB	2,500	10,000
Dividends paid	(577)	(575)
Purchase of treasury stock	(521)	(208)
Net cash (used in)/provided by financing activities	8,234	(7,610)

Change in cash and cash equivalents	(2,853)	(14,323)

Cash and cash equivalents, beginning of period	9,910	20,745
Cash and cash equivalents, end of period	$7,057	$6,422

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (72.24%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2018 and June 30, 2018 and the results of operations and cash flows for the interim periods ended September 30, 2018 and 2017. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2019 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

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

Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. Issued in August 2018, ASU 2018-13 provides guidance about fair value measurement disclosures. The amendment requires numerous removals, modifications and additions of fair value disclosure information. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years; early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Issued in February 2018, ASU 2018-02 provides guidance with regard to the reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years; early adoption is permitted. The Company adopted this standard effective March 31, 2018 and elected to reclassify the income tax effects of the Tax Cuts and Jobs Act from AOCI to retained earnings.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. Issued in May 2017, ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company has determined that this guidance does not have a material effect on its consolidated financial statements.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230)”. Issued in August 2016, ASU 2016-15 provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. The amendment is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those years. The amendments will be applied using a retrospective transition method to each period presented unless impracticable. The Company has determined that this guidance does not have a material effect on its consolidated financial statements.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. Issued in January 2016, ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. This ASU is now effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has determined that this guidance does not have a material effect on its consolidated financial statements. However, the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Issued in May 2014, ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the Financial Accounting Standards Board (“FASB”) approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued final amendments (ASU 2016-08 and ASU 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. In May 2016, the FASB issued final amendments (ASU-11) to clarify guidance related to collectability, noncash considerations, presentation of sales tax, and transition. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. The Company adopted the new guidance effective July 1, 2018 and intends to utilize the modified retrospective method.  Under the modified retrospective method the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company has completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including deposit related fees, interchange fees, and merchant income. Based on this assessment, the Company concluded that ASU 2014-09 does not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related revenues should change (i.e., revenue previously recorded as contra-expense will be recorded as revenue). These classification changes are expected to result in an immaterial net increase of both revenue and expense. This change is not expected to have a material effect to noninterest income or expense. The Company adopted ASU 2014-09 on its required effective date of July 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The Company did reclassify prior period amounts for the debit and credit card costs noted above.

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

	Three Months Ended
	September 30, 2018	September 30, 2017
Earnings per share
Net income	$884	$857
Less: distributed earnings allocated to participating securities	(2)	(2)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	—	(1)
Net earnings available to common shareholders	$882	$854

Weighted average common shares outstanding including participating securities	5,774,160	5,786,109
Less: participating securities	(15,355)	(21,910)
Less: average unearned ESOP shares	(74,939)	(83,090)
Weighted average common shares outstanding	5,683,866	5,681,109

Basic earnings per share	$0.16	$0.15

Weighted average common shares outstanding	5,683,866	5,681,109
Add: dilutive effects of assumed exercises of stock options	127,375	119,447
Average shares and dilutive potential common shares	5,811,241	5,800,556

Diluted earnings per share	$0.15	$0.15

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

During the three months ended September 30, 2018, 22,400 shares were considered anti-dilutive as the exercise price was in excess of the average market price for the respective periods. During the three months ended September 30, 2017 no shares were considered anti-dilutive.

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at September 30, 2018 and June 30, 2018 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$94	$—	$114
Certificates of deposit	5,735	—	(88)	5,647
Municipal securities	42,080	1	(1,366)	40,715
SBA loan pools	375	2	—	377
CMOs	9,828	—	(493)	9,335
U.S. Government agency mortgage-backed securities	43,284	—	(1,412)	41,872
U.S. Government agency bonds	14,022	—	(603)	13,419
Total available-for-sale	$115,344	$97	$(3,962)	$111,479

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$109	$—	$129
Certificates of deposit	5,485	—	(94)	5,391
Municipal securities	43,393	14	(1,069)	42,338
SBA loan pools	401	2	—	403
CMOs	10,529	—	(445)	10,084
U.S. Government agency mortgage-backed securities	44,490	6	(1,206)	43,290
U.S. Government agency bonds	14,027	—	(516)	13,511
Total available-for-sale	$118,345	$131	$(3,330)	$115,146

Securities pledged at September 30, 2018 and June 30, 2018 had fair values of $40,217 and $42,098, respectively. These securities were pledged to secure public deposits and FHLB advances.

At September 30, 2018 and June 30, 2018, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at September 30, 2018 and June 30, 2018. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
September 30, 2018
Available-for-sale:
Certificates of deposit	$5,398	$(88)	22	$—	$—	—	$5,398	$(88)	22
Municipal securities	20,953	(411)	58	19,307	(955)	46	40,260	(1,366)	104
CMOs	—	—	—	9,335	(493)	16	9,335	(493)	16
U.S. Government agency mortgage-backed securities	13,761	(308)	22	28,111	(1,104)	37	41,872	(1,412)	59
U.S. Government agency bonds	3,326	(123)	4	10,093	(480)	10	13,419	(603)	14
	$43,438	$(930)	106	$66,846	$(3,032)	109	$110,284	$(3,962)	215

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2018
Available-for-sale:
Certificates of deposit	$5,391	$(94)	22	$—	$—	—	$5,391	$(94)	22
Municipal securities	28,305	(587)	75	10,789	(482)	25	39,094	(1,069)	100
CMOs	1,334	(38)	2	8,750	(407)	14	10,084	(445)	16
U.S. Government agency mortgage-backed securities	30,997	(773)	43	10,887	(433)	13	41,884	(1,206)	56
U.S. Government agency bonds	5,789	(177)	7	7,722	(339)	7	13,511	(516)	14
	$71,816	$(1,669)	149	$38,148	$(1,661)	59	$109,964	$(3,330)	208

(1)	Actual amounts.

The Company evaluates securities for other-than-temporary impairments (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than amortized cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security’s anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

None of the unrealized losses at September 30, 2018 were recognized into net income for the three months ended September 30, 2018 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2018 were recognized as having OTTI during the year ended June 30, 2018.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2018 and June 30, 2018 by contractual maturity.

	September 30, 2018		June 30, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$2,503	$2,488	$1,004	$1,003
Due from one to five years	20,880	20,392	19,415	19,049
Due after five years to ten years	29,142	28,037	33,186	32,230
Due after ten years	9,687	9,241	9,701	9,361
Mortgage-backed securities, CMOs and FHLMC stock (1)	53,132	51,321	55,039	53,503
Total available for sale	$115,344	$111,479	$118,345	$115,146

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three months ended September 30, 2018 and 2017:

	Three Months Ended
Available-for-sale:	September 30, 2018	September 30, 2017
Proceeds	$1,193	$3,997
Gross gains	3	11
Gross losses	(2)	(1)

The tax provision related to these net realized gains for the three months ended September 30, 2018 was less than $1, and for the three months ended September 30, 2017 was $3.

(5)       LOANS

The components of loans at September 30, 2018 and June 30, 2018 were as follows:

	September 30, 2018	June 30, 2018
Real estate loans:
One-to-four family	$275,577	$269,868
Multi-family	1,712	1,735
Home equity	4,303	3,914
Nonresidential	17,807	17,591
Agricultural	1,215	1,272
Construction and land	35,311	27,513
Total real estate loans	335,925	321,893
Commercial and industrial	302	326
Consumer and other loans	5,733	5,539
Total loans	$341,960	$327,758

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2018 by portfolio segment:

Three Months Ended September 30, 2018	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$939	$35	$(18)	$—	$956
Multi-family	4	—	—	—	4
Home equity	8	5	—	—	13
Nonresidential	66	3	—	—	69
Agricultural	1	—	—	—	1
Construction and land	74	24	—	—	98
Total real estate loans	1,092	67	(18)	—	1,141
Commercial and industrial	4	(1)	—	—	3
Consumer and other loans	1	6	—	—	7
Total loans	$1,097	$72	$(18)	$—	$1,151

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2018:

	Ending Allowance on Loans:		Loans:
At September 30, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$956	$2,403	$273,174
Multi-family	—	4	—	1,712
Home equity	—	13	—	4,303
Nonresidential	—	69	656	17,151
Agricultural	—	1	413	802
Construction and land	—	98	—	35,311
Total real estate loans	—	1,141	3,472	332,453
Commercial and industrial	—	3	—	302
Consumer and other loans	—	7	—	5,733
Total loans	$—	$1,151	$3,472	$338,488

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2017 by portfolio segment:

Three Months ended September 30, 2017	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$900	$(11)	$—	$—	$889
Multi-family	4	—	—	—	4
Home equity	2	14	(13)	—	3
Nonresidential	63	(3)	—	—	60
Agricultural	1	—	—	—	1
Construction and land	35	45	(25)	—	55
Total real estate loans	1,005	45	(38)	—	1,012
Commercial and industrial	4	2	—	—	6
Consumer and other loans	7	(1)	—	—	6
Total loans	$1,016	$46	$(38)	$—	$1,024

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2018 and June 30, 2018, including the average recorded investment balance and interest earned for the three months ended September 30, 2018 and the year ended June 30, 2018:

	September 30, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,481	$2,403	$—	$2,419	$15
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	692	656	—	664	—
Agricultural	962	413	—	419	—
Construction and land	—	—	—	—	—
Total real estate loans	4,135	3,472	—	3,502	15
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$4,135	$3,472	$—	$3,502	$15

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$4,135	$3,472	$—	$3,502	$15
Consumer and other loans	—	—	—	—	—
Total	$4,135	$3,472	$—	$3,502	$15

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

Total past due loans and nonaccrual loans at September 30, 2018:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$6,772	$1,806	$865	$9,443	$266,134	$275,577	$3,682	$—
Multi-family	—	—	—	—	1,712	1,712	—	—
Home equity	84	39	40	163	4,140	4,303	40	—
Nonresidential	384	154	—	538	17,269	17,807	884	—
Agricultural	—	413	—	413	802	1,215	413	—
Construction and land	175	49	—	224	35,087	35,311	11	—
Total real estate loans	7,415	2,461	905	10,781	325,144	335,925	5,030	—
Commercial and industrial	—	—	—	—	302	302	—	—
Consumer and other loans	—	—	4	4	5,729	5,733	4	—
Total	$7,415	$2,461	$909	$10,785	$331,175	$341,960	$5,034	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2018:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$5,180	$1,787	$897	$7,864	$262,004	$269,868	$3,969	$—
Multi-family	—	—	—	—	1,735	1,735	—	—
Home equity	106	84	40	230	3,684	3,914	40	—
Nonresidential	376	179	—	555	17,036	17,591	908	—
Agricultural	—	424	—	424	848	1,272	445	—
Construction and land	50	34	—	84	27,429	27,513	19	—
Total real estate loans	5,712	2,508	937	9,157	312,736	321,893	5,381	—
Commercial and industrial	—	—	—	—	326	326	—	—
Consumer and other loans	—	—	—	—	5,539	5,539	1	—
Total	$5,712	$2,508	$937	$9,157	$318,601	$327,758	$5,382	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Troubled Debt Restructurings:

At September 30, 2018 and June 30, 2018, total loans that have been modified as troubled debt restructurings were $3,082 and $3,016, respectively, which consisted of one construction loan, two agricultural loans, two nonresidential real estate and five one-to-four family first lien loans at September 30, 2018 and one construction loan, two agricultural loans, two non-residential real estate loans and four one-to-four family first lien loans at June 30, 2018. There was no specific allowance for loss established for these loans at September 30, 2018 or June 30, 2018. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. The one-to-four family first lien troubled debt restructured during the three months ended September 30, 2018 involved renewing an existing loan with a term concession. No loans modified as troubled debt restructurings during the twelve months ended September 30, 2018 have defaulted since restructuring. All of these loans are on non-accrual at September 30, 2018 and June 30, 2018. At September 30, 2018 and June 30, 2018, $2,470 and $2,521, respectively, were individually evaluated for impairment.

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

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables.

Total loans by risk grade and portfolio segment at September 30, 2018:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$260,581	$5,171	$3,164	$6,661	$—	$275,577
Multi-family	1,712	—	—	—	—	1,712
Home equity	3,658	344	127	174	—	4,303
Nonresidential	13,759	1,771	1,128	1,149	—	17,807
Agricultural	201	343	258	413	—	1,215
Construction and land	34,368	761	113	69	—	35,311
Total real estate loans	314,279	8,390	4,790	8,466	—	335,925
Commercial and industrial	302	—	—	—	—	302
Consumer and other loans	5,729	—	—	4	—	5,733
Total	$320,310	$8,390	$4,790	$8,470	$—	$341,960

Total loans by risk grade and portfolio segment at June 30, 2018:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$254,721	$5,051	$3,350	$6,746	$—	$269,868
Multi-family	1,735	—	—	—	—	1,735
Home equity	3,298	311	129	176	—	3,914
Nonresidential	13,462	1,802	1,143	1,184	—	17,591
Agricultural	217	349	261	445	—	1,272
Construction and land	26,551	771	115	76	—	27,513
Total real estate loans	299,984	8,284	4,998	8,627	—	321,893
Commercial and industrial	326	—	—	—	—	326
Consumer and other loans	5,539	—	—	—	—	5,539
Total	$305,849	$8,284	$4,998	$8,627	$—	$327,758

At September 30, 2018, consumer mortgage loans secured by residential real estate properties totaling $524 were in formal foreclosure proceedings and are included in one-to-four family and land loans.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(6)        BORROWINGS

At September 30, 2018 and June 30, 2018, advances from the Federal Home Loan Bank were as follows:

	September 30, 2018
	Balance	Stated Interest Rate
FHLB advances due October 2018 through September 2019	$17,000	2.17% - 2.73%
Total	$17,000

	June 30, 2018
	Balance	Stated Interest Rate
FHLB advances due September 2018 through November 2018	$14,500	2.09% - 2.23%
Total	$14,500

The average interest rate of all outstanding FHLB advances was 2.41% and 2.14% on September 30, 2018 and June 30, 2018, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $40,217 and $36,248 of investment securities at September 30, 2018 and June 30, 2018, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $122,406 at September 30, 2018.

Payments over the next five years are as follows:

2018	$7,500
2019	$9,500

There were no overnight borrowings at September 30, 2018 or June 30, 2018.

(7)       FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and June 30, 2018 are summarized below:

	Fair Value Measurements
	September 30, 2018		June 30, 2018
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$114	$—	$129	$—
Certificates of deposit	5,647	—	5,391	—
Municipal securities	40,715	—	42,338	—
SBA loan pools	377	—	403	—
CMOs	9,335	—	10,084	—
U.S. Government agency mortgage-backed securities	41,872	—	43,290	—
U.S. Government agency bonds	13,419	—	13,511	—
Total securities available-for-sale	111,479	—	115,146	—
Loan servicing rights	—	1,050	—	1,093
Total financial assets	$111,479	$1,050	$115,146	$1,093

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at September 30, 2018 and June 30, 2018:

	Fair Value Measurements
	September 30, 2018	June 30, 2018
	(Level 3)	(Level 3)
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$—	$—
Nonresidential	—	—
Construction and land	—	—
Total financial assets	—	—
Non-financial assets:
Real estate owned, net:
One-to-four family	41	91
Nonresidential	464	983
Construction and land	270	—
Total non-financial assets	775	1,074
Total assets measured at fair value on a non-recurring basis	$775	$1,074

The Company’s impaired loans at September 30, 2018 and June 30, 2018 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. There were no such loans as of September 30, 2018 or June 30, 2018.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at September 30, 2018 and June 30, 2018 were $775 and $1,074, respectively. There was no valuation allowances associated with these properties at September 30, 2018 or June 30, 2018.

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended September 30, 2018 and 2017:

	Fair Value Measurements
	(Level 3)
	Three Months Ended
	September 30 2018	September 30, 2017
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$1,093	$1,141
Purchases	—	—
Unrealized net gains (losses) included in net income	(43)	(52)
Balance at end of period:	$1,050	$1,089

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2018 and June 30, 2018.

	Level 3 Quantitative Information
	September 30, 2018	June 30, 2018	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$1,050	$1,093	Discounted cash flows	Discount rate, estimated timing of cash flows	10.13% to 10.38%

Impaired real estate loans net, with specific allocations: One-to-four family	$—	$—	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Real estate owned net: One-to-four family	$41	$91	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Nonresidential	$464	$983	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Construction and land	$270	$—	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2018 and June 30, 2018 are summarized below:

	September 30, 2018
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$111,479	$—	$111,479	$—	$111,479
Loans, net (1)(2)	340,809	—	—	330,407	330,407
Loan servicing rights	1,050	—	—	1,050	1,050
Restricted equity securities	1,745	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$394,420	$177,813	$209,945	$—	$387,758
FHLB Advances	17,000	—	16,993	—	16,993

	June 30, 2018
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$115,146	$—	$115,146	$—	$115,146
Loans, net (1)(2)	326,661	—	—	319,958	319,958
Loans held for sale	—	—	—	—	—
Loan servicing rights	1,093	—	—	1,093	1,093
Restricted equity securities	1,639	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$387,588	$174,192	$208,967	$—	$383,159
FHLB Advances	14,500	—	14,494	—	14,494

(1)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.
(2)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of June 30, 2018 was measured using an entry price notion.

(8)	EMPLOYEE STOCK OWNERSHIP PLAN

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December, therefore no contributions were made during the three months ended September 30, 2018. Total ESOP compensation expense for the three months ended September 30, 2018 was $115, and for the three months ended September 30, 2017 was $122.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at September 30, 2018 and June 30, 2018 were as follows:

	September 30, 2018	June 30, 2018
Committed to be released to participants	15,504	10,095
Allocated to participants	127,985	127,985
Unearned	75,200	80,609
Total ESOP shares	218,689	218,689

Fair value of unearned shares	$1,994	$2,333

(9)	STOCK BASED COMPENSATION

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

The following table summarizes stock option activity for the three months ended September 30, 2018:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding - June 30, 2018	241,209	$14.18
Granted	—	—
Exercised	(15,552)	—
Forfeited	—	—
Outstanding - September 30, 2018	225,657	$14.36	$2,745
Fully vested and exercisable at September 30, 2018	174,348	$12.08	$2,518
Expected to vest in future periods	51,309
Fully vested and expected to vest - September 30, 2018	225,657	$14.36	$2,745

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $26.52 per share on September 30, 2018.

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

There have been no stock options granted in fiscal year 2019.

Fiscal Years Granted
2018
Risk-free interest rate	2.43%
Expected dividend yield	1.36%
Expected stock volatility	15.03%
Expected life (years)	8
Fair value	$5.41

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 4,035 and 4,036 options that were earned during the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense for stock options for the three months ended September 30, 2018 and 2017 was $11 and $6, respectively. Total unrecognized compensation cost related to stock options was $154 at September 30, 2018 and is expected to be recognized over a weighted-average period of 3.9 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2018:

Septmber 30, 2018
Balance - beginning of year	15,355
Granted	—
Forfeited	—
Vested	—
Balance - end of period	15,355
Weighted average grant date fair value	$13.09

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three months ended September 30, 2018 and 2017 was $25 and $25, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $213 at September 30, 2018 and is expected to be recognized over a weighted-average period of 2.7 years.

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

The principal balances of those loans at September 30, 2018 and June 30, 2018 are as follows:

	September 30, 2018	June 30, 2018
Mortgage loan portfolio serviced for:
FHLMC	$91,459	$94,779

Custodial escrow balances maintained in connection with serviced loans were $1,014 and $799 at September 30, 2018 and June 30, 2018.

Activity for loan servicing rights for the three months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended
	September 30, 2018	September 30, 2017
Loan servicing rights:
Beginning of period:	$1,093	$1,141
Additions	—	—
Change in fair value	(43)	(52)
End of period:	$1,050	$1,089

Fair value at September 30, 2018 was determined using a discount rate of 10.38%, prepayment speed assumptions ranging from 4.6% to 13.1% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.43%.  Fair value at September 30, 2017 was determined using a discount rate of 9.50%, prepayment speed assumptions ranging from 5.2% to 15.6% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

(11)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended September 30, 2018 and 2017 is as follows:

	September 30, 2018	September 30, 2017
Cash paid during the period for:
Interest paid	$648	$371
Income taxes paid	$101	$68
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$—	$93

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(12)	SUBSEQUENT EVENTS

On October 25, 2018, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of November 8, 2018, and will be paid on or about November 21, 2018.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations nationally and in our market areas;

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

●	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

●	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	increased competition among depository and other financial institutions;

●	our ability to attract and maintain deposits, including introducing new deposit products;

●	inflation and changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

●	risks related to high concentration of loans secured by real estate located in our market areas;

●	changes in the level of government support of housing finance;

●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

●	changes in the ability of third-party providers to perform their obligations to us;

●	technological changes that may be more difficult or expensive than expected;

●	cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	our reliance on a small executive staff;

●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

●	the ability of the U.S. government to manage federal debt limits;

●	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2018, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2018 and June 30, 2018

Our total assets increased by $8.5 million, or 1.7%, to $496.5 million at September 30, 2018 from $488.0 million at June 30, 2018. Total cash and cash equivalents decreased $2.9 million, or 28.8%, to $7.1 million at September 30, 2018 from $9.9 million at June 30, 2018. The decrease in cash and cash equivalents was due to normal fluctuations in cash. Our available-for-sale securities portfolio decreased by $3.7 million from $115.1 million at June 30, 2018 to $111.5 million at September 30, 2018. Gross loans increased $14.2 million, or 4.3%, to $342.0 million at September 30, 2018 from $327.8 million at June 30, 2018. This increase is a result of increased one-to-four family, construction and land loan demand experienced during the three months ended September 30, 2018. Proceeds from FHLB advances and investment repayments and maturities were used to fund the loan growth.

Deposits increased $6.8 million, or 1.8%, to $394.4 million at September 30, 2018 from $387.6 million at June 30, 2018. The increase in our deposits reflected an increase of $491 thousand in money market deposits, $3.2 million in certificates of deposit, $515 thousand in NOW accounts and $3.1 million in non-interest bearing checking, offset by a decrease of $469 thousand in savings deposits.

Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2018.

Federal Home Loan Bank advances increased by $2.5 million, or 17.2%, to $17.0 million at September 30, 2018 from $14.5 million at June 30, 2018. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of September 30, 2018, or approximately $122.4 million. We had no federal funds purchased as of September 30, 2018 or as of June 30, 2018.

Total shareholders’ equity decreased $588 thousand, or 0.7%, to $84.3 million at September 30, 2018 compared to $84.9 million at June 30, 2018. This was primarily due to our net income during the period of $884 thousand being offset by an increase in after tax unrealized losses in our investment portfolio of $525 thousand, our payment of dividends of $577 thousand, and $521 thousand used for the repurchase of treasury stock. The Company and the Bank exceeded all minimum regulatory capital requirements at September 30, 2018 and June 30, 2018.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$3,682	$3,969
Multi-family	—	—
Home equity	40	40
Nonresidential	884	908
Agricultural	413	445
Construction and land	11	19
Total real estate loans	5,030	5,381
Commercial and industrial	—	—
Consumer and other loans	4	1
Total nonaccrual loans(1)	$5,034	$5,382
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$—	$—
Total of nonaccrual and 90 days or more past due loans(2)	$5,034	$5,382
Real estate owned, net:
One-to-four family	$41	$91
Nonresidential	464	983
Construction and land	270	—
Other nonperforming assets	—	—
Total nonperforming assets	$5,809	$6,456

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$5,809	$6,456

Total nonperforming loans to total loans	1.47%	1.64%
Total nonperforming assets to total assets	1.17%	1.32%
Total nonperforming assets to loans and real estate owned	1.69%	1.96%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $3.1 million and $3.0 million, at September 30, 2018 and June 30, 2018, respectively.
(2)	There were no loans past due 90 days or more and still accruing at September 30, 2018 and June 30, 2018.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $79 thousand and $52 thousand for the three months ended September 30, 2018 and 2017, respectively. There was no interest recognized on these loans for the three months ended September 30, 2018. Interest of $24 thousand was recognized on these loans and is included in net income for the three months ended September 30, 2017.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $40 thousand and $39 thousand for the three months ended September 30, 2018 and 2017, respectively.

Nonperforming assets decreased $647 thousand from $6.5 million as of June 30, 2018 to $5.8 million as of September 30, 2018. Nonaccrual loans decreased $348 thousand to $5.0 million as of September 30, 2018 and real estate owned decreased $299 thousand to $775 thousand as of September 30, 2018. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 1.17% and 1.69%, respectively, at September 30, 2018 compared to 1.32% and 1.96%, respectively at June 30, 2018.

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

	For the Three Months Ended
	September 30, 2018				September 30, 2017
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$335,458		$3,767	4.49%	$309,836		$3,555	4.59%
Investment securities	79,362		414	2.09	82,215		369	1.80
Investment securities, tax-free	37,609		209	2.22	37,449		206	2.20
Other interest-earning assets	3,398		31	3.65	9,095		35	1.54
Total interest-earning assets	455,827		4,421	3.88	438,595		4,165	3.80
Noninterest-earning assets	36,967				38,575
Total assets	$492,794				$477,170

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$50,962		$17	0.13%	$47,184		$11	0.09%
Money market deposits	64,340		63	0.39	80,142		76	0.38
Regular savings and other deposits	27,827		10	0.14	28,708		11	0.15
Certificates of deposit	215,530		475	0.87	203,193		264	0.52
Total interest-bearing deposits	358,659		565	0.62	359,227		362	0.40
Other Borrowings	15,161		85	2.22	3,830		11	1.14
Total interest-bearing liabilities	373,820		650	0.69	363,057		373	0.41
Noninterest bearing deposits	36,791				27,342
Other noninterest-bearing
liabilities	1,061				643
Total liabilities	411,672				391,042
Equity	81,122				86,128
Total liabilities and equity	$492,794				$477,170

Net interest income			$3,771				$3,792
Interest rate spread				3.19%				3.39%
Net interest margin				3.31%				3.46%
Average interest-earning assets to
average interest-bearing liabilities	1.22	x			1.22	x

Comparison of Operating Results for the Three Months Ended September 30, 2018 and September 30, 2017

General. We reported net income of $884 thousand for the three months ended September 30, 2018 as compared to net income of $857 thousand for the three months ended September 30, 2017. Interest income increased $256 thousand for the three months ended September 30, 2018 and interest expense increased $277 thousand resulting in a net decrease to net interest income of $21 thousand. Noninterest income increased $4 thousand for the three months ended September 30, 2018 compared to September 30, 2017. Total noninterest expense increased $130 thousand primarily due to increased cost in salaries and employee benefits. Tax expense decreased $200 thousand, primarily due to a reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

Interest Income. Interest income increased to $4.4 million from $4.2 million for the three months ended September 30, 2018 and September 30, 2017, respectively. The yield on interest-earning assets increased eight basis points from 3.80% for the three months ended September 30, 2017 to 3.88% for the three months ended September 30, 2018. Total average interest-earning assets increased by $17.2 million to $455.8 million for the three months ended September 30, 2018 from $438.6 million for the three months ended September 30, 2017.

Interest income on loans increased to $3.8 million from $3.6 million for the three months ended September 30, 2018 and September 30, 2017, respectively. The yield on loans decreased ten basis points from 4.59% for the three months ended September 30, 2017 to 4.49% for the three months ended September 30, 2018, a result of the repayments of older, higher yielding loans being replaced by loans with lower yields. The average balance of loans increased by $25.6 million, or 8.3%, to $335.5 million for the three months ended September 30, 2018 from $309.8 million for the three months ended September 30, 2017. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities increased by $48 thousand, or 8.3%, to $623 thousand for the three months ended September 30, 2018 from $575 thousand for the three months ended September 30, 2017. The increase reflected the combination of a decrease in the average balance of securities of $2.7 million, or 2.3%, to $117.0 million for the three months ended September 30, 2018 from $119.7 million for the three months ended September 30, 2017 and an increase in the yield on securities to 2.13% from 1.92% for the respective periods. The decrease in the average balances of our investment securities reflects our efforts during fiscal 2018 to reduce investment purchases, which allowed us to use those funds as well as investment repayments and maturities to fund loan growth.

The average balance of interest-earning deposits decreased $568 thousand from the three months ended September 30, 2017 to the three months ended September 30, 2018 while the yield increased 22 basis points over the same period. The increase in yield was primarily a result of increased short term rates on deposits due to market rate increases.

Interest Expense. Interest expense increased by $277 thousand, or 74.3%, to $650 thousand for the three months ended September 30, 2018 from $373 thousand for the three months ended September 30, 2017. The increase reflected an increase of 22 basis points in the average rate paid on deposits for the three months ended September 30, 2018 to 0.62% from 0.40% for the three months ended September 30, 2017. The increase in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $358.7 million for the three months ended September 30, 2018 compared to $359.2 million for the three months ended September 30, 2017.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased $211 thousand, or 79.9%, to $475 thousand for the three months ended September 30, 2018 from $264 thousand for the three months ended September 30, 2017. The average rate paid on certificates of deposit increased from 0.52% for the three months ended September 30, 2017 to 0.87% for the three months ended September 30, 2018 and the average balances increased from $203.2 million for the three-month period ended September 30, 2017 to $215.5 million for the three-month period ended September 30, 2018.

Interest expense for other borrowings increased by $74 thousand. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $15.2 million for the three months ended September 30, 2018 compared to $3.8 million for the three months ended September 30, 2017. The average rate was 2.22% and 1.14% for the three months ended September 30, 2018 and 2017, respectively.

Net Interest Income. Net interest income before the provision for loan losses decreased by $21 thousand, or 0.6%, to $3.8 million for the three months ended September 30, 2018. Our interest rate spread and net interest margin decreased to 3.19% and 3.31%, respectively, from 3.39% and 3.46%, respectively, for the three months ended September 30, 2018 and September 30, 2017, respectively. The increasing yield on earning assets offset by the higher cost of certificates of deposit and other borrowings primarily contributed to the decrease in net interest margin for the three months ended September 30, 2018.

Provision for Loan Losses. We recorded a provision for loan losses of $72 thousand for the three months ended September 30, 2018 compared with $46 thousand for the three months ended September 30, 2017. There were $18 thousand in charge-offs for the three months ended September 30, 2018 compared to $38 thousand for the three months ended September 30, 2017. The lower provision is primarily due to a favorable shift in our ratio of originated loans to acquired loans. Acquired loans have historically had a larger charge-off percentage when compared to our originated loans.

Our total allowance for loan losses was $1.2 million, or 0.34%, of total gross loans as of September 30, 2018. Our total allowance for loan losses was $1.1 million, or 0.33%, of total gross loans as of June 30, 2018. There were no specifically identified impaired loans at September 30, 2018 or June 30, 2018. The recorded investment in individually evaluated impaired loans was $3.5 million at September 30, 2018 and at June 30, 2018. Total loans individually evaluated for impairment decreased $57 thousand, or 1.6%, to $3.47 million at September 30, 2018 compared to $3.53 million at June 30, 2018.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2018 and 2017. There have been no changes to our allowance for loan loss methodology during the quarter.

Noninterest Income. Noninterest income increased $4 thousand, or 1.0%, to $408 thousand for the three months ended September 30, 2018 from $404 thousand for the three months ended September 30, 2017. Mortgage servicing income decreased $10 thousand due to the declining size of the loan servicing portfolio. The net gain on sales of investment securities available for sale was $1 thousand for the three months ended September 30, 2018 compared to $10 thousand for the three months ended September 30, 2017. Gains on the sale of securities are largely market driven. Gain on sale of mortgage loans was $26 thousand and zero for the three months ended September 30, 2018 and 2017, respectively. We actively started selling mortgage loans in December 2017. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2018 increased by $130 thousand, or 4.5%, to $3.0 million from $2.9 million for the same period in 2017. Salaries and employee benefits increased $130 thousand due to routine increases. Occupancy and equipment increased $18 thousand due to routine upgrades and improvements. Data processing also increased $25 thousand due to routine upgrades and increased volumes. Foreclosed asset expense decreased $37 thousand due to increased gains on the disposal of properties as well as reduced maintenance and repairs on foreclosed properties. The change in the value of the loan servicing portfolio decreased $9 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $200 thousand, or 46.9%, to $226 thousand for the three months ended September 30, 2018 from $426 thousand for the three months ended September 30, 2017. The decrease was primarily due to a reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017 combined with a reduction in pre-tax net income. Our effective income tax rate was 20.4% and 33.2% for the three months ended September 30, 2018 and 2017, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of September 30, 2018), or approximately $122.4 million, with a remaining availability of $105.4 million as of September 30, 2018.

Common Stock Dividends. On August 16, 2018, the Company paid a $0.10 per share cash dividend on its common stock for a total of $578 thousand.

Equity Compensation Plans. During the three months ended September 30, 2018, no shares of restricted stock or common stock options were issued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended September 30, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
July 1 - July 31, 2018	6,091	$28.30	6,091		37,422
August 1 - August 31, 2018	—	$—	—		37,422
September 1 - September 30, 2018	9,691	$26.90	9,691		27,731	(2)
Total	15,782	$27.44	15,782	(1)

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.
(2)	Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at September 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed in the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018	Oconee Federal Financial Corp.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language):

(i)       Consolidated Balance Sheets

(ii)      Consolidated Statements of Income and Comprehensive Income

(iii)     Consolidated Statements of Changes In Shareholders’ Equity

(iv)     Consolidated Statements of Cash Flows, and

(v)      Notes to The Consolidated Financial Statements