Form 10-Q
period 2018-12-31
Oconee Federal Financial Corp.
filed 2019-02-13
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2018

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

There were 5,760,435 shares of Common Stock, par value $0.01 per share, outstanding as of February 6, 2019.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2018 (unaudited)	June 30, 2018
ASSETS
Cash and due from banks	$4,215	$3,681
Interest-earning deposits	6,837	6,193
Fed funds sold	132	36
Total cash and cash equivalents	11,184	9,910
Securities available-for-sale	109,500	115,146
Loans	356,844	327,758
Allowance for loan losses	(1,227)	(1,097)
Net loans	355,617	326,661
Loans held for sale, at fair value	154	—
Premises and equipment, net	7,657	6,817
Real estate owned, net	823	1,074
Accrued interest receivable
Loans	1,064	961
Investments	586	615
Restricted equity securities, at cost	2,398	1,639
Bank owned life insurance	18,782	18,554
Goodwill	2,593	2,593
Core deposit intangible	358	417
Loan servicing rights	1,017	1,093
Deferred tax assets	1,882	1,982
Other assets	433	497
Total assets	$514,048	$487,959

LIABILITIES
Deposits
Noninterest - bearing	$30,138	$31,189
Interest - bearing	363,811	356,399
Total deposits	393,949	387,588
FHLB advances	32,500	14,500
Accrued interest payable and other liabilities	1,608	1,006
Total liabilities	428,057	403,094

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized;
6,495,066 and 6,488,975 shares outstanding, respectively	65	65
Treasury stock, at par, 733,825 and 714,386 shares, respectively	(7)	(7)
Additional paid-in capital	11,625	12,000
Retained earnings	76,862	76,136
Accumulated other comprehensive loss	(1,852)	(2,528)
Unearned ESOP shares	(702)	(801)
Total shareholders' equity	85,991	84,865
Total liabilities and shareholders' equity	$514,048	$487,959

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Interest and dividend income:
Loans, including fees	$4,050	$3,621	$7,817	$7,176
Securities, taxable	401	398	816	768
Securities, tax-exempt	205	214	414	420
Other interest-earning assets	43	26	73	78
Total interest income	4,699	4,259	9,120	8,442

Interest expense:
Deposits	656	363	1,221	725
Other borrowings	161	51	246	62
Total interest expense	817	414	1,467	787
Net interest income	3,882	3,845	7,653	7,655

Provision for loan losses	76	9	148	56
Net interest income after provision for loan losses	3,806	3,836	7,505	7,599

Noninterest income:
Service charges on deposit accounts	113	112	213	220
Income on bank owned life insurance	115	120	229	239
Mortgage servicing income	55	53	109	121
Gain on sale of mortgage loans	20	14	49	14
ATM & debit card income	80	71	154	139
Gain on sale of securities, net	—	—	1	10
Gain on disposition of purchase credit impaired loans	22	—	22	—
Other	7	7	43	21
Total noninterest income	412	377	820	764

Noninterest expense:
Salaries and employee benefits	1,727	1,653	3,413	3,209
Occupancy and equipment	462	443	877	840
Data processing	201	252	456	474
ATM & debit card expense	51	45	105	97
Professional and supervisory fees	204	251	400	457
Office expense	59	66	104	108
Advertising	60	83	109	128
FDIC deposit insurance	30	34	63	68
Foreclosed assets, net	12	(22)	24	28
Change in loan servicing asset	33	65	76	117
Other	212	217	420	428
Total noninterest expense	3,051	3,087	6,047	5,954

Income before income taxes	1,167	1,126	2,278	2,409
Income tax expense	220	1,185	447	1,611

Net income/(loss)	$947	$(59)	$1,831	$798

Other comprehensive income/(loss)
Unrealized gains/(losses) on securities available-for-sale	$1,522	$(723)	$857	$(587)
Tax effect	(321)	314	(180)	264
Reclassification adjustment for gains realized in net income	—	—	(1)	(10)
Tax effect	—	1	—	5
Total other comprehensive income/(loss)	1,201	(408)	676	(328)

Comprehensive income/(loss)	$2,148	$(467)	$2,507	$470

Basic net income/(loss) per share: (Note 3)	$0.17	$(0.01)	$0.32	$0.14
Diluted net income/(loss) per share: (Note 3)	$0.16	$(0.01)	$0.31	$0.14
Dividends declared per share:	$0.10	$0.10	$0.20	$0.20

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at June 30, 2017	$65	$(7)	$11,940	$75,169	$(202)	$(1,004)	$85,961
Net income	—	—	—	798	—	—	798
Other comprehensive loss	—	—	—	—	(328)	—	(328)
Purchase of 13,241 shares of treasury stock (1)	—	—	(377)	—	—	—	(377)
Stock-based compensation expense	—	—	13	—	—	—	13
Dividends (2)	—	—	44	(1,107)	—	—	(1,063)
ESOP shares earned	—	—	199	—	—	104	303
Balance at December 31, 2017	$65	$(7)	$11,819	$74,860	$(530)	$(900)	$85,307

Balance at June 30, 2018	$65	$(7)	$12,000	$76,136	$(2,528)	$(801)	$84,865
Net income	—	—	—	1,831	—	—	1,831
Other comprehensive income	—	—	—	—	676	—	676
Purchase of 19,439 shares of treasury stock (3)	—	—	(615)	—	—	—	(615)
Stock-based compensation expense	—	—	72	—	—	—	72
Dividends (4)	—	—	42	(1,105)	—	—	(1,063)
ESOP shares earned	—	—	126	—	—	99	225
Balance at December 31, 2018	$65	$(7)	$11,625	$76,862	$(1,852)	$(702)	$85,991

(1)	The weighted average cost of treasury shares purchased during the six months ended was $28.52 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	Approximately $93 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,800 additional shares. The portion of the dividend paid on allocated shares of approximately $44 and resulting release of approximately 4,100 shares, and was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $49 and resulting release of approximately 3,700 shares, and was accounted for as additional compensation expense for the six months ended December 31, 2017.
(3)	The weighted average cost of treasury shares purchased during the six months ended was $27.15 per share. Treasury stock repurchases were accounted for using the par value method.
(4)	Approximately $85 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,700 additional shares. The portion of the dividend paid on allocated shares of approximately $49 and resulting release of approximately 4,200 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $36 and resulting release of approximately 3,500 shares, and was accounted for as additional compensation expense for the six months ended December 31, 2018.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	December 31, 2018	December 31, 2017
Cash Flows From Operating Activities
Net income	$1,831	$798
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	148	56
Provision for real estate owned	18	26
Depreciation and amortization, net	598	669
Net (accretion)/amortization of purchase accounting adjustments	(98)	102
Deferred income tax expense/(benefit)	(80)	961
Net gain on sale of real estate owned	(12)	(62)
Net gain on sale of fixed assets	(29)	—
Change in loan servicing asset	76	117
Net gain on sales of securities	(1)	(10)
Mortgage loans originated for sale	(2,823)	(1,831)
Mortgage loans sold	2,718	1,820
Gain on sales of mortgage loans	(49)	(14)
Increase in cash surrender value of bank owned life insurance	(228)	(239)
Gain on disposition of purchased credit impaired loans	(22)	—
ESOP compensation expense	225	303
Stock based compensation expense	72	13
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	(10)	197
Accrued interest payable and other liabilities	602	611
Net cash provided by operating activities	2,936	3,517

Cash Flows From Investing Activities
Purchases of premises and equipment	(1,080)	(383)
Disposal of premises and equipment	29	—
Purchases of securities available-for-sale	(1,173)	(16,359)
Proceeds from maturities, paydowns and calls of securities available-for-sale	6,184	7,543
Proceeds from sales of securities available-for-sale	1,193	3,997
Purchases of restricted equity securities	(910)	(849)
Redemptions of restricted equity securities	151	—
Proceeds from sale of real estate owned	293	281
Loan originations and repayments, net	(29,032)	(9,877)
Net cash used in investing activities	(24,345)	(15,647)

Cash Flows from Financing Activities
Net change in deposits	6,361	(23,207)
Net increase in short term borrowings	—	2,814
Proceeds from notes payable to FHLB	54,100	28,000
Repayment of notes payable to FHLB	(36,100)	(8,000)
Dividends paid	(1,063)	(1,063)
Purchase of treasury stock	(615)	(377)
Net cash (used in)/provided by financing activities	22,683	(1,833)

Change in cash and cash equivalents	1,274	(13,963)

Cash and cash equivalents, beginning of period	9,910	20,745
Cash and cash equivalents, end of period	$11,184	$6,782

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (72.28%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2018 and June 30, 2018 and the results of operations and cash flows for the interim periods ended December 31, 2018 and 2017. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2019 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Cash Flows:   Cash and cash equivalents include cash on hand, federal funds sold, overnight interest-earning deposits and amounts due from other depository institutions.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. Issued in January 2016, ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. This ASU is now effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has determined that this guidance does not have a material effect on its consolidated financial statements. However, the Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Issued in May 2014, ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the Financial Accounting Standards Board (“FASB”) approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued final amendments (ASU 2016-08 and ASU 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. In May 2016, the FASB issued final amendments (ASU-11) to clarify guidance related to collectability, noncash considerations, presentation of sales tax, and transition. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. The Company adopted the new guidance effective July 1, 2018 and intends to utilize the modified retrospective method.  Under the modified retrospective method the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company has completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including deposit related fees, interchange fees, and merchant income. Based on this assessment, the Company concluded that ASU 2014-09 does not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related revenues should change (i.e., revenue previously recorded as contra-expense will be recorded as revenue). These classification changes are expected to result in an immaterial net increase of both revenue and expense. This change is not expected to have a material effect to noninterest income or expense. The Company adopted ASU 2014-09 as of its required effective date of July 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The Company did reclassify prior period amounts for the debit and credit card costs noted above.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Earnings per share
Net income/(loss)	$947	$(59)	$1,831	$798
Less: distributed earnings allocated to participating securities	(1)	(2)	(3)	(4)
Less: (undistributed income) dividends in excess of
earnings allocated to participating securities	(2)	2	(2)	1
Net earnings/(loss) available to common shareholders	$944	$(59)	$1,826	$795

Weighted average common shares outstanding
including participating securities	5,762,678	5,786,109	5,768,419	5,797,217
Less: participating securities	(15,355)	(21,910)	(15,355)	(21,910)
Less: average unearned ESOP shares	(61,926)	(70,950)	(55,760)	(77,480)
Weighted average common shares outstanding	5,685,397	5,693,249	5,697,304	5,697,827

Basic earnings/(loss) per share	$0.17	$(0.01)	$0.32	$0.14

Weighted average common shares outstanding	5,685,397	5,693,249	5,697,304	5,697,827
Add: dilutive effects of assumed exercises of stock options	119,788	130,658	123,711	127,844
Average shares and dilutive potential common shares	5,805,185	5,823,907	5,821,015	5,825,671

Diluted earnings/(loss) per share	$0.16	$(0.01)	$0.31	$0.14

During the three and six months ended December 31, 2018 and 2017, 22,400 shares were considered anti-dilutive as the exercise price was in excess of the average market price for the respective periods.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)       SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2018 and June 30, 2018 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$66	$—	$86
Certificates of deposit	4,739	—	(90)	4,649
Municipal securities	42,020	25	(880)	41,165
SBA loan pools	47	1	—	48
CMOs	9,514	—	(276)	9,238
U.S. Government agency mortgage-backed securities	41,484	12	(844)	40,652
U.S. Government agency bonds	14,019	—	(357)	13,662
Total available-for-sale	$111,843	$104	$(2,447)	$109,500

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$109	$—	$129
Certificates of deposit	5,485	—	(94)	5,391
Municipal securities	43,393	14	(1,069)	42,338
SBA loan pools	401	2	—	403
CMOs	10,529	—	(445)	10,084
U.S. Government agency mortgage-backed securities	44,490	6	(1,206)	43,290
U.S. Government agency bonds	14,027	—	(516)	13,511
Total available-for-sale	$118,345	$131	$(3,330)	$115,146

Securities pledged at December 31, 2018 and June 30, 2018 had fair values of $69,117 and $42,098, respectively. These securities were pledged to secure public deposits and FHLB advances.

At December 31, 2018 and June 30, 2018, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at December 31, 2018 and June 30, 2018. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
December 31, 2018
Available-for-sale:
Certificates of deposit	$1,965	$(31)	8	$2,684	$(59)	11	$4,649	$(90)	19
Municipal securities	10,926	(98)	32	26,348	(782)	63	37,274	(880)	95
CMOs	—	—	—	9,238	(276)	16	9,238	(276)	16
U.S. Government agency
mortgage-backed securities	7,350	(44)	12	32,000	(800)	45	39,350	(844)	57
U.S. Government agency bonds	—	—	—	12,235	(357)	13	12,235	(357)	13
	$20,241	$(173)	52	$82,505	$(2,274)	148	$102,746	$(2,447)	200

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2018
Available-for-sale:
Certificates of deposit	$5,391	$(94)	22	$—	$—	—	$5,391	$(94)	22
Municipal securities	28,305	(587)	75	10,789	(482)	25	39,094	(1,069)	100
CMOs	1,334	(38)	2	8,750	(407)	14	10,084	(445)	16
U.S. Government agency mortgage-backed securities	30,997	(773)	43	10,887	(433)	13	41,884	(1,206)	56
U.S. Government agency bonds	5,789	(177)	7	7,722	(339)	7	13,511	(516)	14
	$71,816	$(1,669)	149	$38,148	$(1,661)	59	$109,964	$(3,330)	208

(1)	Actual amounts.

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

None of the unrealized losses at December 31, 2018 were recognized into net income for the three or six months ended December 31, 2018 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2018 were recognized as having OTTI during the year ended June 30, 2018.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at December 31, 2018 and June 30, 2018 by contractual maturity.

	December 31, 2018		June 30, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$3,245	$3,216	$1,004	$1,003
Due from one to five years	21,602	21,218	19,415	19,049
Due after five years to ten years	26,685	26,104	33,186	32,230
Due after ten years	9,293	8,986	9,701	9,361
Mortgage-backed securities, CMOs and FHLMC stock (1)	51,018	49,976	55,039	53,503
Total available for sale	$111,843	$109,500	$118,345	$115,146

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
Available-for-sale:	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Proceeds	$—	$—	$1,193	$3,997
Gross gains	—	—	3	11
Gross losses	—	—	(2)	(1)

The tax provision related to these net realized gains for the six months ended December 31, 2018 was less than $1, and for the six months ended December 31, 2017 was $2.

(5)       LOANS

The components of loans at December 31, 2018 and June 30, 2018 were as follows:

	December 31, 2018	June 30, 2018
Real estate loans:
One-to-four family	$284,569	$269,868
Multi-family	1,677	1,735
Home equity	4,304	3,914
Nonresidential	23,442	17,591
Agricultural	1,199	1,272
Construction and land	35,047	27,513
Total real estate loans	350,238	321,893
Commercial and industrial	1,296	326
Consumer and other loans	5,310	5,539
Total loans	$356,844	$327,758

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the activity in the allowance for loan losses for the three and six months ended December 31, 2018 by portfolio segment:

Three Months Ended December 31, 2018	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$956	$29	$—	$—	$985
Multi-family	4	—	—	—	4
Home equity	13	2	—	—	15
Nonresidential	69	35	—	—	104
Agricultural	1	—	—	—	1
Construction and land	98	(1)	—	—	97
Total real estate loans	1,141	65	—	—	1,206
Commercial and industrial	3	15	—	—	18
Consumer and other loans	7	(4)	—	—	3
Total loans	$1,151	$76	$—	$—	$1,227

Six Months Ended December 31, 2018	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$939	$64	$(18)	$—	$985
Multi-family	4	—	—	—	4
Home equity	8	7	—	—	15
Nonresidential	66	38	—	—	104
Agricultural	1	—	—	—	1
Construction and land	74	23	—	—	97
Total real estate loans	1,092	132	(18)	—	1,206
Commercial and industrial	4	14	—	—	18
Consumer and other loans	1	2	—	—	3
Total loans	$1,097	$148	$(18)	$—	$1,227

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2018:

	Ending Allowance on Loans:		Loans:
At December 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$985	$2,369	$282,200
Multi-family	—	4	—	1,677
Home equity	—	15	—	4,304
Nonresidential	—	104	642	22,800
Agricultural	—	1	413	786
Construction and land	—	97	—	35,047
Total real estate loans	—	1,206	3,424	346,814
Commercial and industrial	—	18	—	1,296
Consumer and other loans	—	3	—	5,310
Total loans	$—	$1,227	$3,424	$353,420

The following table presents the activity in the allowance for loan losses for the three and six months ended December 31, 2017 by portfolio segment:

Three Months ended December 31, 2017	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$889	$(1)	$—	$—	$888
Multi-family	4	—	—	—	4
Home equity	3	1	—	—	4
Nonresidential	60	(1)	—	—	59
Agricultural	1	(1)	—	—	—
Construction and land	55	19	(1)	—	73
Total real estate loans	1,012	17	(1)	—	1,028
Commercial and industrial	6	(2)	—	—	4
Consumer and other loans	6	(6)	—	—	—
Total loans	$1,024	$9	$(1)	$—	$1,032

Six Months ended December 31, 2017	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$900	$(12)	$—	$—	$888
Multi-family	4	—	—	—	4
Home equity	2	15	(13)	—	4
Nonresidential	63	(4)	—	—	59
Agricultural	1	(1)	—	—	—
Construction and land	35	64	(26)	—	73
Total real estate loans	1,005	62	(39)	—	1,028
Commercial and industrial	4	—	—	—	4
Consumer and other loans	7	(6)	(1)	—	—
Total loans	$1,016	$56	$(40)	$—	$1,032

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

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2018 and June 30, 2018, including the average recorded investment balance and interest earned for the six months ended December 31, 2018 and the year ended June 30, 2018:

December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,443	$2,369	$—	$2,402	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	677	642	—	657	—
Agricultural	962	413	—	419	—
Construction and land	—	—	—	—	—
Total real estate loans	4,082	3,424	—	3,478	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$4,082	$3,424	$—	$3,478	$—

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$4,082	$3,424	$—	$3,478	$—
Consumer and other loans	—	—	—	—	—
Total	$4,082	$3,424	$—	$3,478	$—

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

Total past due loans and nonaccrual loans at December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$6,268	$2,089	$591	$8,948	$275,621	$284,569	$3,005	$—
Multi-family	—	—	—	—	1,677	1,677	—	—
Home equity	121	—	124	245	4,059	4,304	124	—
Nonresidential	329	185	158	672	22,770	23,442	1,022	—
Agricultural	—	—	413	413	786	1,199	413	—
Construction and land	27	33	15	75	34,972	35,047	40	—
Total real estate loans	6,745	2,307	1,301	10,353	339,885	350,238	4,604	—
Commercial and industrial	—	—	—	—	1,296	1,296	—	—
Consumer and other loans	1	—	—	1	5,309	5,310	—	—
Total	$6,746	$2,307	$1,301	$10,354	$346,490	$356,844	$4,604	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$5,180	$1,787	$897	$7,864	$262,004	$269,868	$3,969	$—
Multi-family	—	—	—	—	1,735	1,735	—	—
Home equity	106	84	40	230	3,684	3,914	40	—
Nonresidential	376	179	—	555	17,036	17,591	908	—
Agricultural	—	424	—	424	848	1,272	445	—
Construction and land	50	34	—	84	27,429	27,513	19	—
Total real estate loans	5,712	2,508	937	9,157	312,736	321,893	5,381	—
Commercial and industrial	—	—	—	—	326	326	—	—
Consumer and other loans	—	—	—	—	5,539	5,539	1	—
Total	$5,712	$2,508	$937	$9,157	$318,601	$327,758	$5,382	$—

Troubled Debt Restructurings:

At December 31, 2018 and June 30, 2018, total loans that have been modified as troubled debt restructurings were $3,008 and $3,016, respectively, which consisted of one construction loan, one agricultural loan, two nonresidential real estate and five one-to-four family first lien loans at December 31, 2018 and one construction loan, two agricultural loans, two non-residential real estate loans and four one-to-four family first lien loans at June 30, 2018. There was no specific allowance for loss established for these loans at December 31, 2018 or June 30, 2018. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. The one-to-four family first lien troubled debt restructured during the six months ended December 31, 2018 involved renewing an existing loan with a term concession. No loans modified as troubled debt restructurings during the twelve months ended December 31, 2018 have defaulted since restructuring. All of these loans are on non-accrual at December 31, 2018 and June 30, 2018. At December 31, 2018 and June 30, 2018, $2,423 and $2,521, respectively, were individually evaluated for impairment.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables.

Total loans by risk grade and portfolio segment at December 31, 2018:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$269,686	$5,026	$3,260	$6,597	$—	$284,569
Multi-family	1,677	—	—	—	—	1,677
Home equity	3,667	340	125	172	—	4,304
Nonresidential	19,449	1,747	1,117	1,129	—	23,442
Agricultural	194	337	255	413	—	1,199
Construction and land	34,104	750	111	82	—	35,047
Total real estate loans	328,777	8,200	4,868	8,393	—	350,238
Commercial and industrial	1,296	—	—	—	—	1,296
Consumer and other loans	5,310	—	—	—	—	5,310
Total	$335,383	$8,200	$4,868	$8,393	$—	$356,844

Total loans by risk grade and portfolio segment at June 30, 2018:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$254,721	$5,051	$3,350	$6,746	$—	$269,868
Multi-family	1,735	—	—	—	—	1,735
Home equity	3,298	311	129	176	—	3,914
Nonresidential	13,462	1,802	1,143	1,184	—	17,591
Agricultural	217	349	261	445	—	1,272
Construction and land	26,551	771	115	76	—	27,513
Total real estate loans	299,984	8,284	4,998	8,627	—	321,893
Commercial and industrial	326	—	—	—	—	326
Consumer and other loans	5,539	—	—	—	—	5,539
Total	$305,849	$8,284	$4,998	$8,627	$—	$327,758

At December 31, 2018, loans totaling $796 were in formal foreclosure proceedings and are included in one-to-four family, nonresidential and agricultural loan categories.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

 (6)        BORROWINGS

At December 31, 2018 and June 30, 2018, advances from the Federal Home Loan Bank were as follows:

	December 31, 2018
	Balance	Stated Interest Rate
FHLB advances due January 2019 through December 2019	$32,500	2.47% - 2.78%
Total	$32,500

	June 30, 2018
	Balance	Stated Interest Rate
FHLB advances due September 2018 through November 2018	$14,500	2.09% - 2.23%
Total	$14,500

The average interest rate of all outstanding FHLB advances was 2.64% and 2.14% on December 31, 2018 and June 30, 2018, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $69,117 and $36,248 of investment securities at December 31, 2018 and June 30, 2018, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $124,665 at December 31, 2018.

Payments over the next five years are as follows:

2019	$32,500

There were no overnight borrowings at December 31, 2018 or June 30, 2018.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and June 30, 2018 are summarized below:

	Fair Value Measurements
	December 31, 2018		June 30, 2018
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$86	$—	$129	$—
Certificates of deposit	4,649	—	5,391	—
Municipal securities	41,165	—	42,338	—
SBA loan pools	48	—	403	—
CMOs	9,238	—	10,084	—
U.S. Government agency mortgage-backed securities	40,652	—	43,290	—
U.S. Government agency bonds	13,662	—	13,511	—
Total securities available-for-sale	109,500	—	115,146	—
Loan servicing rights	—	1,017	—	1,093
Total financial assets	$109,500	$1,017	$115,146	$1,093

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at December 31, 2018 and June 30, 2018:

	Fair Value Measurements
	December 31, 2018	June 30, 2018
	(Level 3)	(Level 3)
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$—	$—
Nonresidential	—	—
Construction and land	—	—
Total financial assets	—	—
Non-financial assets:
Real estate owned, net:
One-to-four family	89	91
Nonresidential	464	983
Construction and land	270	—
Total non-financial assets	823	1,074
Total assets measured at fair value on a non-recurring basis	$823	$1,074

The Company's impaired loans at December 31, 2018 and June 30, 2018 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. There were no such loans as of December 31, 2018 or June 30, 2018.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at December 31, 2018 and June 30, 2018 were $823 and $1,074, respectively. There was no valuation allowances associated with these properties at December 31, 2018 or June 30, 2018.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended December 31, 2018 and 2017:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31 2018	December 31, 2017
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$1,050	$1,089	$1,093	$1,141
Purchases	—	—	—	—
Unrealized net losses included in net income	(33)	(65)	(76)	(117)
Balance at end of period:	$1,017	$1,024	$1,017	$1,024

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2018 and June 30, 2018.

	Level 3 Quantitative Information
	December 31, 2018	June 30, 2018	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$1,017	$1,093	Discounted cash flows	Discount rate, estimated timing of cash flows	10.13% to 10.25%

Real estate owned net:			Sales comparison approach	Adjustment for differences between the comparable sales
One-to-four family	$89	$91			0% to 20%
Nonresidential	$464	$983	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Construction and land	$270	$—	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2018 and June 30, 2018 are summarized below:

	December 31, 2018
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$109,500	$—	$109,500	$—	$109,500
Loans, net (1)	355,617	—	—	350,247	350,247
Loans held for sale(2)	154	—	—	154	154
Loan servicing rights	1,017	—	—	1,017	1,017
Restricted equity securities	2,398	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$393,949	$171,602	$215,435	$—	$387,037
FHLB Advances	32,500	—	32,405	—	32,405

	June 30, 2018
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$115,146	$—	$115,146	$—	$115,146
Loans, net (1)	326,661	—	—	319,958	319,958
Loans held for sale(2)	—	—	—	—	—
Loan servicing rights	1,093	—	—	1,093	1,093
Restricted equity securities	1,639	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$387,588	$174,192	$208,967	$—	$383,159
FHLB Advances	14,500	—	14,494	—	14,494

(1)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.
(2)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of June 30, 2018 was measured using an entry price notion.

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2018 or 2017. Total ESOP compensation expense for the three and six months ended December 31, 2018 was $110 and $225, respectively, and for the three and six months ended December 31, 2017 was $155 and $303, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at December 31, 2018 and June 30, 2018 were as follows:

	December 31, 2018	June 30, 2018
Committed to be released to participants	24,230	10,769
Allocated to participants	127,985	130,249
Unearned	46,180	77,672
Total ESOP shares	198,395	218,690
Fair value of unearned shares	$1,150	$2,333

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

There have been no stock options or restricted stock issued in fiscal 2019. In fiscal 2018, on December 22, 2017, the compensation committee of the board of directors approved the issuance of 22,400 stock options to purchase Company stock to officers. Stock options and restricted stock have vesting periods of five years or seven years, a percentage of which vests annually on each anniversary of the grant date. The weighted average vesting period of stock options granted in fiscal 2018 was seven years. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the six months ended December 31, 2018:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding - June 30, 2018	241,209	$14.18	—
Granted	—	—	—
Exercised	(15,552)	11.58	—
Forfeited	—	—	—
Outstanding - December 31, 2018	225,657	$14.36	$2,379
Fully vested and exercisable at December 31, 2018	177,548	$12.39	$2,221
Expected to vest in future periods	48,109
Fully vested and expected to vest - December 31, 2018	225,657	$14.36	$2,379

(1)

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $24.90 per share on December 31, 2018.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 8,070 and 4,035 options that were earned during the six months ended December 31, 2018 and 2017, respectively. Stock-based compensation expense for stock options for the three and six months ended December 31, 2018 was $11 and $21, respectively, and for the three and six months ended December 31, 2017 was $7 and $13, respectively. Total unrecognized compensation cost related to stock options was $143 at December 31, 2018 and is expected to be recognized over a weighted-average period of 3.5 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2018:

December 31, 2018
Balance - beginning of year	15,355
Granted	—
Forfeited	—
Vested	—
Balance - end of period	15,355
Weighted average grant date fair value	$13.09

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and six months ended December 31, 2018 was $25 and $51, respectively, and for the three and six months ended December 31, 2017 was $25 and $51, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $188 at December 31, 2018 and is expected to be recognized over a weighted-average period of 2.5 years.

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

The principal balances of those loans at December 31, 2018 and June 30, 2018 are as follows:

	December 31, 2018	June 30, 2018
Mortgage loan portfolio serviced for:
FHLMC	$88,669	$94,779

Custodial escrow balances maintained in connection with serviced loans were $378 and $799 at December 31, 2018 and June 30, 2018.

Activity for loan servicing rights for the three and six months ended December 31, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Loan servicing rights:
Beginning of period:	$1,050	$1,089	$1,093	$1,141
Additions	—	—	—	—
Change in fair value	(33)	(65)	(76)	(117)
End of period:	$1,017	$1,024	$1,017	$1,024

Fair value at December 31, 2018 was determined using a discount rate of 10.25%, prepayment speed assumptions ranging from 4.7% to 13.7% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.40%.  Fair value at December 31, 2017 was determined using a discount rate of 9.63%, prepayment speed assumptions ranging from 5.2% to 19.3% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.61%.

(11)        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Cash paid during the period for:
Interest paid	$1,465	$785
Income taxes paid	$218	$328
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$48	$230

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(12)        SUBSEQUENT EVENTS

On January 24, 2019, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of February 7, 2019, and will be paid on or about February 21, 2019.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations nationally and in our market areas;
●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
●	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;
●	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	increased competition among depository and other financial institutions;
●	our ability to attract and maintain deposits, including introducing new deposit products;
●	inflation and changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;
●	declines in the yield on our assets resulting from the current low interest rate environment;
●	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;
●	risks related to high concentration of loans secured by real estate located in our market areas;
●	changes in the level of government support of housing finance;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;
●	changes in the ability of third-party providers to perform their obligations to us;
●	technological changes that may be more difficult or expensive than expected;
●	cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;
●	our reliance on a small executive staff;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;
●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;
●	the effects of actual government shutdowns;
●	the ability of the U.S. government to manage federal debt limits;
●	other changes in our financial condition or results of operations that reduce capital available to pay dividends;
●	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

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

Comparison of Financial Condition at December 31, 2018 and June 30, 2018

Our total assets increased by $26.0 million, or 5.4%, to $514.0 million at December 31, 2018 from $488.0 million at June 30, 2018. Total cash and cash equivalents increased $1.3 million, or 12.9%, to $11.2 million at December 31, 2018 from $9.9 million at June 30, 2018. The increase in cash and cash equivalents was due to normal fluctuations in cash. Our available-for-sale securities portfolio decreased by $5.6 million from $115.1 million at June 30, 2018 to $109.5 million at December 31, 2018. The Association is not actively replenishing security repayments and maturities with purchases due to the funding needs of our loan portfolio. Gross loans increased $29.0 million, or 8.9%, to $356.8 million at December 31, 2018 from $327.8 million at June 30, 2018. This increase is a result of increased one-to-four family loan, nonresidential loan and construction and land loan demand experienced during the six months ended December 31, 2018. Proceeds from FHLB advances and investment repayments and maturities were used to help fund the loan growth.

Deposits increased $6.3 million, or 1.6%, to $393.9 million at December 31, 2018 from $387.6 million at June 30, 2018. The increase in our deposits reflected an increase of $8.9 million in certificates of deposit and $490 thousand in NOW accounts, offset by a decrease of $503 thousand in savings deposits, $1.5 million in money market deposits and $1.1 million in non-interest bearing checking.

Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2018.

Federal Home Loan Bank advances increased by $18.0 million, or 124.1%, to $32.5 million at December 31, 2018 from $14.5 million at June 30, 2018. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of December 31, 2018, or approximately $124.7 million. We had no federal funds purchased as of December 31, 2018 or as of June 30, 2018.

Total shareholders’ equity increased $1.1 million, or 1.3%, to $86.0 million at December 31, 2018 compared to $84.9 million at June 30, 2018. This was primarily due to our net income during the period of $1.8 million and a decrease in after-tax unrealized losses in our investment portfolio of $676 thousand being offset by our payment of dividends of $1.1 million, and $615 thousand used for the repurchase of treasury stock. The Company and the Association exceeded all regulatory capital requirements at December 31, 2018 and June 30, 2018.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2018	June 30, 2018
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$3,005	$3,969
Multi-family	—	—
Home equity	124	40
Nonresidential	1,022	908
Agricultural	413	445
Construction and land	40	19
Total real estate loans	4,604	5,381
Commercial and industrial	—	—
Consumer and other loans	—	1
Total nonaccrual loans (1)	$4,604	$5,382
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$—	$—
Total of nonaccrual and 90 days or more past due loans (2)	$4,604	$5,382
Real estate owned, net:
One-to-four family	$89	$91
Nonresidential	464	983
Construction and land	270	—
Other nonperforming assets	—	—
Total nonperforming assets	$5,427	$6,456

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$5,427	$6,456

Total nonperforming loans to total loans	1.29%	1.64%
Total nonperforming assets to total assets	1.06%	1.32%
Total nonperforming assets to loans and real estate owned	1.52%	1.96%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $3.0 million and $3.0 million, at December 31, 2018 and June 30, 2018, respectively.
(2)	There were no loans past due 90 days or more and still accruing at December 31, 2018 and June 30, 2018.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $150 thousand and $148 thousand for the six months ended December 31, 2018 and 2017, respectively. There was no interest recognized on these loans for the six months ended December 31, 2018. Interest of $33 thousand was recognized on these loans and is included in net income for the six months ended December 31, 2017.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $78 thousand and $76 thousand for the six months ended December 31, 2018 and 2017, respectively. There was no interest recognized on troubled debt restructured loans for the six months ended December 31, 2018. Interest recognized on troubled debt restructured loans was $17 thousand for the six months ended December 31, 2017.

Nonperforming assets decreased $1.1 million from $6.5 million as of June 30, 2018 to $5.4 million as of December 31, 2018. Nonaccrual loans decreased $778 thousand to $4.6 million as of December 31, 2018 and real estate owned decreased $251 thousand to $823 thousand as of December 31, 2018. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 1.06% and 1.52%, respectively, at December 31, 2018 compared to 1.32% and 1.96%, respectively at June 30, 2018.

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

	For the Three Months Ended
	December 31, 2018			December 31, 2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$351,077	$4,050	4.61%	$315,408	$3,621	4.59%
Investment securities	76,821	401	2.09	83,181	398	1.91
Investment securities, tax-free	36,929	205	2.22	38,709	214	2.21
Other interest-earning assets	3,998	43	4.30	3,607	26	2.88
Total interest-earning assets	468,825	4,699	4.01	440,905	4,259	3.86
Noninterest-earning assets	34,393			36,447
Total assets	$503,218			$477,352

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$50,569	$19	0.15%	$47,792	$12	0.10%
Money market deposits	64,085	78	0.48	68,932	56	0.32
Regular savings and other deposits	27,407	13	0.19	28,424	11	0.15
Certificates of deposit	217,892	546	0.99	201,491	284	0.56
Total interest-bearing deposits	359,953	656	0.72	346,639	363	0.42
Other Borrowings	24,790	161	2.58	15,462	51	1.31
Total interest-bearing liabilities	384,743	817	0.84	362,101	414	0.45
Noninterest bearing deposits	35,045			28,353
Other noninterest-bearing
liabilities	1,768			1,246
Total liabilities	421,556			391,700
Equity	81,662			85,652
Total liabilities and equity	$503,218			$477,352

Net interest income		$3,882			$3,845
Interest rate spread			3.17%			3.41%
Net interest margin			3.32%			3.49%
Average interest-earning assets to
average interest-bearing liabilities	1.22			1.27

	For the Six Months Ended
	December 31, 2018			December 31, 2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$343,267	$7,817	4.55%	$312,622	$7,176	4.59%
Investment securities	78,091	816	2.09	82,698	768	1.86
Investment securities, tax-free	37,269	414	2.22	38,079	420	2.21
Other interest-earning assets	4,517	73	3.23	7,412	78	2.10
Total interest-earning assets	463,144	9,120	3.94	440,811	8,442	3.83
Noninterest-earning assets	34,208			36,299
Total assets	$497,352			$477,110

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$50,766	$36	0.14%	$47,488	$23	0.10%
Money market deposits	64,213	141	0.44	74,537	132	0.35
Regular savings and other deposits	27,617	23	0.17	28,566	22	0.15
Certificates of deposit	216,711	1,021	0.93	202,342	548	0.54
Total interest-bearing deposits	359,307	1,221	0.67	352,933	725	0.41
Other Borrowings	19,975	246	2.44	9,646	62	1.28
Total interest-bearing liabilities	379,282	1,467	0.77	362,579	787	0.43
Noninterest bearing deposits	34,092			27,268
Other noninterest-bearing
liabilities	1,386			10,630
Total liabilities	414,760			400,477
Equity	82,592			76,633
Total liabilities and equity	$497,352			$477,110

Net interest income		$7,653			$7,655
Interest rate spread			3.17%			3.40%
Net interest margin			3.31%			3.48%
Average interest-earning assets to
average interest-bearing liabilities	1.22			1.25

Comparison of Operating Results for the Three Months Ended December 31, 2018 and December 31, 2017

General. We reported net income of $947 thousand for the three months ended December 31, 2018 as compared to a net loss of $59 thousand for the three months ended December 31, 2017. Interest income increased $440 thousand for the three months ended December 31, 2018 and interest expense increased $403 thousand resulting in a net increase to net interest income of $37 thousand. Noninterest income increased $35 thousand for the three months ended December 31, 2018 compared to December 31, 2017. Total noninterest expense decreased $36 thousand. Tax expense decreased $965 thousand, primarily due to a reduction in the federal corporate tax rate from 35% to 21% along with a $973 thousand adjustment to the Company’s deferred tax asset in the prior year as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

Interest Income. Interest income increased by $440 thousand to $4.7 million from $4.3 million for the three months ended December 31, 2018 and December 31, 2017, respectively. The yield on interest-earning assets increased fifteen basis points from 3.86% for the three months ended December 31, 2017 to 4.01% for the three months ended December 31, 2018. Total average interest-earning assets increased by $27.9 million to $468.8 million for the three months ended December 31, 2018 from $440.9 million for the three months ended December 31, 2017.

Interest income on loans increased by $429 thousand to $4.1 million from $3.6 million for the three months ended December 31, 2018 and December 31, 2017, respectively. The yield on loans increased two basis points from 4.59% for the three months ended December 31, 2017 to 4.61% for the three months ended December 31, 2018. The average balance of loans increased by $35.7 million, or 11.3%, to $351.1 million for the three months ended December 31, 2018 from $315.4 million for the three months ended December 31, 2017. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities decreased by $6 thousand, or 1.0%, to $606 thousand for the three months ended December 31, 2018 from $612 thousand for the three months ended December 31, 2017. The decrease reflected the combination of a decrease in the average balance of securities of $8.1 million, or 6.6%, to $113.8 million for the three months ended December 31, 2018 from $121.9 million for the three months ended December 31, 2017 and an increase in the yield on securities to 2.13% from 2.01% for the respective periods. The decrease in the average balances of our investment securities reflects our efforts during fiscal 2018 to reduce investment purchases, which allowed us to use those funds as well as investment repayments and maturities to fund loan growth.

The average balance of other interest-earning assets increased $391 thousand from the three months ended December 31, 2017 to the three months ended December 31, 2018 while the yield increased 142 basis points over the same period. The increase in yield was primarily a result of increased short-term rates on interest-earning assets due to market rate increases and more favorable dividend rates.

Interest Expense. Interest expense increased by $403 thousand, or 97.3%, to $817 thousand for the three months ended December 31, 2018 from $414 thousand for the three months ended December 31, 2017. The increase reflected an increase of 30 basis points in the average rate paid on deposits for the three months ended December 31, 2018 to 0.72% from 0.42% for the three months ended December 31, 2017. The increase in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $360.0 million for the three months ended December 31, 2018 compared to $346.6 million for the three months ended December 31, 2017.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased $262 thousand, or 92.3%, to $546 thousand for the three months ended December 31, 2018 from $284 thousand for the three months ended December 31, 2017. The average rate paid on certificates of deposit increased by forty-three basis points from 0.56% for the three months ended December 31, 2017 to 0.99% for the three months ended December 31, 2018 and the average balances increased by $16.4 million from $201.5 million for the three-month period ended December 31, 2017 to $217.9 million for the three-month period ended December 31, 2018.

Interest expense for other borrowings increased by $110 thousand. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $24.8 million for the three months ended December 31, 2018 compared to $15.5 million for the three months ended December 31, 2017. The average rate was 2.58% and 1.31% for the three months ended December 31, 2018 and 2017, respectively, due to an increase in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased by $37 thousand, or 1.0%, to $3.9 million for the three months ended December 31, 2018. Our interest rate spread and net interest margin decreased to 3.17% and 3.32%, respectively, from 3.41% and 3.49%, respectively, for the three months ended December 31, 2018 and December 31, 2017, respectively. The increasing yield on earning assets was offset by the higher cost of certificates of deposit and other borrowings which contributed to the decrease in net interest margin for the three months ended December 31, 2018.

Provision for Loan Losses. We recorded a provision for loan losses of $76 thousand for the three months ended December 31, 2018 compared with $9 thousand for the three months ended December 31, 2017. There were no charge-offs for the three months ended December 31, 2018 compared to $1 thousand for the three months ended December 31, 2017. The higher provision is primarily due to significant loan growth in during the three months ended December 31, 2018.

Our total allowance for loan losses was $1.2 million, or 0.34%, of total gross loans as of December 31, 2018. Our total allowance for loan losses was $1.1 million, or 0.33%, of total gross loans as of June 30, 2018. There were no specifically identified impaired loans at December 31, 2018 or June 30, 2018. The recorded investment in individually evaluated impaired loans was $3.4 million and $3.5 million at December 31, 2018 and at June 30, 2018, respectively. Total loans individually evaluated for impairment decreased $105 thousand, or 2.9%, to $3.42 million at December 31, 2018 compared to $3.53 million at June 30, 2018.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2018 and 2017. There have been no changes to our allowance for loan loss methodology during the quarter.

Noninterest Income. Noninterest income increased $35 thousand, or 9.3%, to $412 thousand for the three months ended December 31, 2018 from $377 thousand for the three months ended December 31, 2017. Mortgage servicing income increased $2 thousand. Gain on sale of mortgage loans was $20 thousand and $14 thousand for the three months ended December 31, 2018 and 2017, respectively. We actively started selling mortgage loans in December 2017. Gain on disposition of purchase credit impaired loans was $22 thousand for the three months ended December 31, 2018 due to the liquidation of one loan. There were no liquidations for the three months ended December 31, 2017. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2018 decreased by $36 thousand, or 1.2%, to $3.05 million from $3.09 million for the same period in 2017. Salaries and employee benefits increased $74 thousand due to routine increases. Occupancy and equipment increased $19 thousand due to routine upgrades and improvements. Data processing decreased $51 thousand due to fewer routine upgrades in the current period as well as more favorable third party service pricing. Professional and Supervisory fees decreased $47 thousand due to reduced audit and regulatory examination fees. Foreclosed asset expense increased $34 thousand due to reduced gains on the disposal of properties offset by reduced maintenance and repairs on foreclosed properties. The change in the value of the loan servicing portfolio decreased $32 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $965 thousand, or 81.4%, to $220 thousand for the three months ended December 31, 2018 from $1.2 million for the three months ended December 31, 2017. The decrease was primarily due to a reduction in the federal corporate tax rate from 35% to 21% along with a $973 thousand adjustment to the Company’s deferred tax asset in the prior year as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Our effective income tax rate was 18.9% and 105.2% for the three months ended December 31, 2018 and 2017, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2018 and December 31, 2017

General. We reported net income of $1.8 million for the six months ended December 31, 2018 as compared to net income of $798 thousand for the six months ended December 31, 2017. Interest income increased $678 thousand for the six months ended December 31, 2018 and interest expense increased $680 thousand resulting in a net decrease to net interest income of $2 thousand. Noninterest income increased $56 thousand for the six months ended December 31, 2018 compared to December 31, 2017. Total noninterest expense increased $93 thousand primarily due to increased cost in salaries and employee benefits. Tax expense decreased $1.2 million, primarily due to a reduction in the federal corporate tax rate from 35% to 21% along with a $973 thousand adjustment to the Company’s deferred tax asset in the prior year as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

Interest Income. Interest income increased to $9.1 million from $8.4 million for the six months ended December 31, 2018 and December 31, 2017, respectively. The yield on interest-earning assets increased eleven basis points from 3.83% for the six months ended December 31, 2017 to 3.94% for the six months ended December 31, 2018. Total average interest-earning assets increased by $22.3 million to $463.1 million for the six months ended December 31, 2018 from $440.8 million for the six months ended December 31, 2017.

Interest income on loans increased to $7.8 million from $7.2 million for the six months ended December 31, 2018 and December 31, 2017, respectively. The yield on loans decreased four basis points from 4.59% for the six months ended December 31, 2017 to 4.55% for the six months ended December 31, 2018, a result of the repayments of older, higher yielding loans being replaced by loans with lower yields. The average balance of loans increased by $30.7 million, or 9.8%, to $343.3 million for the six months ended December 31, 2018 from $312.6 million for the six months ended December 31, 2017. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities increased by $42 thousand, or 3.5%, to $1.23 million for the six months ended December 31, 2018 from $1.19 million for the six months ended December 31, 2017. The increase reflected the combination of a decrease in the average balance of securities of $5.4 million, or 4.5%, to $115.4 million for the six months ended December 31, 2018 from $120.8 million for the six months ended December 31, 2017 and an increase in the yield on securities to 2.13% from 1.97% for the respective periods. The decrease in the average balances of our investment securities reflects our efforts during fiscal 2018 to reduce investment purchases, which allowed us to use those funds as well as investment repayments and maturities to fund loan growth.

The average balance of other interest-earning assets decreased $2.9 million from the six months ended December 31, 2017 to the six months ended December 31, 2018 while the yield increased 113 basis points over the same period. The decrease in volume was due to liquidation of money market funds. The increase in yield was primarily a result of increased short-term rates on deposits due to market rate increases and more favorable dividend rates.

Interest Expense. Interest expense increased by $680 thousand, or 86.4%, to $1.5 million for the six months ended December 31, 2018 from $787 thousand for the six months ended December 31, 2017. The increase reflected an increase of 26 basis points in the average rate paid on deposits for the six months ended December 31, 2018 to 0.67% from 0.41% for the six months ended December 31, 2017. The increase in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $359.3 million for the six months ended December 31, 2018 compared to $352.9 million for the six months ended December 31, 2017.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased $473 thousand, or 86.3%, to $1.0 million for the six months ended December 31, 2018 from $548 thousand for the six months ended December 31, 2017. The average rate paid on certificates of deposit increased from 0.54% for the six months ended December 31, 2017 to 0.93% for the six months ended December 31, 2018 and the average balances increased from $202.3 million for the six-month period ended December 31, 2017 to $216.7 million for the six-month period ended December 31, 2018.

Interest expense for other borrowings increased by $184 thousand. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $20.0 million for the six months ended December 31, 2018 compared to $9.6 million for the six months ended December 31, 2017. The average rate was 2.44% and 1.28% for the six months ended December 31, 2018 and 2017, respectively.

Net Interest Income. Net interest income before the provision for loan losses decreased by $2 thousand, or 0.03%, to $7.7 million for the six months ended December 31, 2018. Our interest rate spread and net interest margin decreased to 3.17% and 3.31%, respectively, from 3.40% and 3.48%, respectively, for the six months ended December 31, 2018 and December 31, 2017, respectively. The increasing yield on earning assets offset by the higher cost of certificates of deposit and other borrowings primarily contributed to the decrease in net interest margin for the six months ended December 31, 2018.

Provision for Loan Losses. We recorded a provision for loan losses of $148 thousand for the six months ended December 31, 2018 compared with $56 thousand for the six months ended December 31, 2017. There were $18 thousand in charge-offs for the six months ended December 31, 2018 compared to $40 thousand for the six months ended December 31, 2017. The higher provision is primarily due to significant loan growth in during the six months ended December 31, 2018.

Our total allowance for loan losses was $1.2 million, or 0.34%, of total gross loans as of December 31, 2018. Our total allowance for loan losses was $1.1 million, or 0.33%, of total gross loans as of June 30, 2018. There were no specifically identified impaired loans at December 31, 2018 or June 30, 2018. The recorded investment in individually evaluated impaired loans was $3.4 million and $3.5 million at December 31, 2018 and at June 30, 2018, respectively. Total loans individually evaluated for impairment decreased $105 thousand, or 2.9%, to $3.42 million at December 31, 2018 compared to $3.53 million at June 30, 2018.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2018 and 2017. There have been no changes to our allowance for loan loss methodology during the six months.

Noninterest Income. Noninterest income increased $56 thousand, or 7.3%, to $820 thousand for the six months ended December 31, 2018 from $764 thousand for the six months ended December 31, 2017. Mortgage servicing income decreased $12 thousand due to the declining size of the loan servicing portfolio. The net gain on sales of investment securities available for sale was $1 thousand for the six months ended December 31, 2018 compared to $10 thousand for the six months ended December 31, 2017. Gains on the sale of securities are largely market driven. Gain on sale of mortgage loans was $49 thousand and $14 thousand for the six months ended December 31, 2018 and 2017, respectively. We actively started selling mortgage loans in December 2017. Gain on disposition of purchase credit impaired loans was $22 thousand for the six months ended December 31, 2018 due to the liquidation of one loan. There were no liquidations for the six months ended December 31, 2017. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2018 increased by $93 thousand, or 1.6%, to $6.05 million from $5.95 million for the same period in 2017. Salaries and employee benefits increased $204 thousand due to routine increases. Occupancy and equipment increased $37 thousand due to routine upgrades and improvements. Data processing decreased $18 thousand due to fewer routine upgrades in the current period as well as more favorable third-party service pricing.

Professional and supervisory fees decreased $57 thousand due to reduced audit and regulatory examination fees. Foreclosed asset expense decreased $4 thousand due to reduced gains on the disposal of properties offset by reduced maintenance and repairs on foreclosed properties. The change in the value of the loan servicing portfolio decreased $41 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $1.2 million, or 72.3%, to $447 thousand for the six months ended December 31, 2018 from $1.6 million for the six months ended December 31, 2017. The decrease was primarily due to a reduction in the federal corporate tax rate from 35% to 21% along with a $973 thousand adjustment to the Company’s deferred tax asset in the prior year as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Our effective income tax rate was 19.6% and 66.9% for the six months ended December 31, 2018 and 2017, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of December 31, 2018), or approximately $124.7 million as of that date, with a remaining availability of $92.2 million as of December 31, 2018.

Common Stock Dividends. On August 16, 2018 and November 21, 2018, the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.1 million.

Equity Compensation Plans. During the three months ended December 31, 2018, no shares of restricted stock or common stock options were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
October 1 - October 31, 2018	2,653	$26.25	2,653		25,078
November 1 - November 30, 2018	—	—	0		25,078
December 1 - December 31, 2018	1,004	$24.90	1,004		24,074	(2)
Total	3,657	$25.88	3,657	(1)

(1)

All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 24, 2015.

(2)

Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at December 31, 2018.

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

Oconee Federal Financial Corp.
Date: February 13, 2019

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Curtis T. Evatt, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of John W. Hobbs, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32	Certification of Curtis T. Evatt, President and Chief Executive Officer, and John W. Hobbs, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language):
	(i)	Consolidated Balance Sheets
	(ii)	Consolidated Statements of Income and Comprehensive Income
	(iii)	Consolidated Statements of Changes In Shareholders’ Equity
	(iv)	Consolidated Statements of Cash Flows, and
	(v)	Notes to The Consolidated Financial Statements

