Form 10-Q
period 2019-03-31
Oconee Federal Financial Corp.
filed 2019-05-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OFED	The NASDAQ Stock Market, LLC

As of May 6, 2019, the registrant had 5,749,496 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	March 31, 2019 (unaudited)	June 30, 2018
ASSETS
Cash and due from banks	$3,309	$3,681
Interest-earning deposits	11,926	6,193
Fed funds sold	60	36
Total cash and cash equivalents	15,295	9,910
Securities available-for-sale	100,519	115,146
Loans	360,410	327,758
Allowance for loan losses	(1,313)	(1,097)
Net loans	359,097	326,661
Premises and equipment, net	7,596	6,817
Real estate owned, net	779	1,074
Accrued interest receivable
Loans	1,121	961
Investments	465	615
Restricted equity securities, at cost	1,854	1,639
Bank owned life insurance	18,908	18,554
Goodwill	2,593	2,593
Core deposit intangible	331	417
Loan servicing rights	950	1,093
Deferred tax assets	1,598	1,982
Other assets	415	497
Total assets	$511,521	$487,959

LIABILITIES
Deposits
Noninterest - bearing	$31,926	$31,189
Interest - bearing	372,079	356,399
Total deposits	404,005	387,588
Federal Home Loan Bank advances	19,000	14,500
Accrued interest payable and other liabilities	1,628	1,006
Total liabilities	424,633	403,094

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized;
6,514,522 and 6,488,975 shares outstanding, respectively	65	65
Treasury stock, at par, 764,263 and 714,386 shares, respectively	(8)	(7)
Additional paid-in capital	10,896	12,000
Retained earnings	77,305	76,136
Accumulated other comprehensive loss	(717)	(2,528)
Unearned ESOP shares	(653)	(801)
Total shareholders’ equity	86,888	84,865
Total liabilities and shareholders’ equity	$511,521	$487,959

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Interest and dividend income:
Loans, including fees	$4,123	$3,635	$11,942	$10,811
Securities, taxable	396	414	1,211	1,182
Securities, tax-exempt	173	215	587	635
Other interest-earning assets	94	39	167	116
Total interest income	4,786	4,303	13,907	12,744
Interest expense:
Deposits	837	387	2,058	1,112
Other borrowings	178	94	424	156
Total interest expense	1,015	481	2,482	1,268
Net interest income	3,771	3,822	11,425	11,476

Provision for loan losses	85	20	234	75
Net interest income after provision for loan losses	3,686	3,802	11,191	11,401

Noninterest income:
Service charges on deposit accounts	113	107	327	327
Income on bank owned life insurance	126	128	355	367
Mortgage servicing income	51	63	161	184
Gain on sale of mortgage loans	37	27	86	41
ATM & debit card income	72	75	225	214
Change in fair value of equity securities, net	132	—	90	—
Gain/(loss) on sale of securities, net	(51)	—	(50)	10
Gain on payoff of purchase credit impaired loans	42	—	64	—
Other	6	5	49	26
Total noninterest income	528	405	1,307	1,169

Noninterest expense:
Salaries and employee benefits	1,779	1,687	5,192	4,896
Occupancy and equipment	463	405	1,340	1,244
Data processing	221	256	677	730
ATM & debit card expense	50	47	155	144
Professional and supervisory fees	112	288	513	745
Office expense	46	57	149	165
Advertising	68	43	177	171
FDIC deposit insurance	32	34	95	102
Foreclosed assets, net	31	31	56	59
Change in loan servicing asset	67	(75)	143	42
Other	191	251	611	679
Total noninterest expense	3,060	3,024	9,108	8,977
Income before income taxes	1,154	1,183	3,390	3,593
Income tax expense/(benefit)	202	(125)	649	1,486
Net income	$952	$1,308	$2,741	$2,107
Other comprehensive income/(loss)
Unrealized gains/(losses) on securities available-for-sale	$1,450	$(1,991)	$2,350	$(2,578)
Tax effect	(289)	419	(469)	683
Reclassification adjustment for gains/losses realized in net income	51	—	50	(10)
Tax effect	(11)	(2)	(11)	3
Total other comprehensive income/(loss)	1,201	(1,574)	1,920	(1,902)
Comprehensive income/(loss)	$2,153	$(266)	$4,661	$205

Basic net income per share: (Note 3)	$0.17	$0.23	$0.48	$0.37
Diluted net income per share: (Note 3)	$0.16	$0.22	$0.47	$0.36
Dividends declared per share:	$0.10	$0.10	$0.30	$0.30

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at June 30, 2017	$65	$(7)	$11,940	$75,169	$(202)	$(1,004)	$85,961
Net income	—	—	—	2,107	—	—	2,107
Other comprehensive loss	—	—	—	—	(1,902)	—	(1,902)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act	—	—	—	191	(191)	—	—
Purchase of 15,041 shares of treasury stock (1)	—	—	(428)	—	—	—	(428)
Stock-based compensation expense	—	—	99	—	—	—	99
Dividends (2)	—	—	48	(1,682)	—	—	(1,634)
ESOP shares earned	—	—	225	—	—	154	379
Balance at March 31, 2018	$65	$(7)	$11,884	$75,785	$(2,295)	$(850)	$84,582

Balance at June 30, 2018	$65	$(7)	$12,000	$76,136	$(2,528)	$(801)	$84,865
Net income	—	—	—	2,741	—	—	2,741
Other comprehensive income	—	—	—	—	1,920	—	1,920
Reclassification of unrealized gain on equity securities	—	—	—	109	(109)	—	—
Purchase of 49,877 shares of treasury stock (3)	—	(1)	(1,427)	—	—	—	(1,428)
Stock-based compensation expense	—	—	106	—	—	—	106
Dividends (4)	—	—	42	(1,681)	—	—	(1,639)
ESOP shares earned	—	—	175	—	—	148	323
Balance at March 31, 2019	$65	$(8)	$10,896	$77,305	$(717)	$(653)	$86,888

(1)	The weighted average cost of treasury shares purchased during the nine months ended was $28.45 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	Approximately $93 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 8,400 additional shares. The portion of the dividend paid on allocated shares of approximately $48 and resulting release of approximately 1,800 shares, and was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $45 and resulting release of approximately 6,600 shares, and was accounted for as additional compensation expense for the nine months ended March 31, 2018.

(3)	The weighted average cost of treasury shares purchased during the nine months ended was $26.88 per share. Treasury stock repurchases were accounted for using the par value method.

(4)	Approximately $85 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,700 additional shares. The portion of the dividend paid on allocated shares of approximately $49 and resulting release of approximately 4,200 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $36 and resulting release of approximately 3,500 shares, and was accounted for as additional compensation expense for the nine months ended March 31, 2019.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	March 31, 2019	March 31, 2018
Cash Flows From Operating Activities
Net income	$2,741	$2,107
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	234	75
Provision for real estate owned	18	26
Depreciation and amortization, net	879	995
Net (accretion)/amortization of purchase accounting adjustments	(159)	220
Deferred income tax expense/(benefit)	(46)	943
Net (gain)/loss on sale of real estate owned	9	(62)
Net gain on sale of premises and equipment	(29)	—
Change in loan servicing asset	143	42
Net gain/(loss) on sales of securities	50	(10)
Mortgage loans originated for sale	(4,160)	(3,346)
Mortgage loans sold	4,246	3,441
Gain on sales of mortgage loans	(86)	(28)
Increase in cash surrender value of bank owned life insurance	(354)	(367)
Gain on payoff of purchased credit impaired loans	(64)	—
ESOP compensation expense	323	379
Stock based compensation expense	106	99
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	72	270
Accrued interest payable and other liabilities	622	(37)
Net cash provided by operating activities	4,545	4,747
Cash Flows From Investing Activities
Purchases of premises and equipment	(1,145)	(511)
Disposal of premises and equipment	29	—
Purchases of securities available-for-sale	(4,184)	(18,288)
Proceeds from maturities, paydowns and calls of securities available-for-sale	8,546	10,387
Change in fair value of equity securities	(90)	—
Proceeds from sales of securities available-for-sale	12,228	3,997
Purchases of restricted equity securities	(366)	(1,083)
Redemptions of restricted equity securities	151	531
Proceeds from sale of real estate owned	541	281
Loan originations and repayments, net	(32,720)	(12,400)
Net cash used in investing activities	(17,010)	(17,086)
Cash Flows from Financing Activities
Net change in deposits	16,417	(10,430)
Proceeds from notes payable to FHLB	54,100	33,500
Repayment of notes payable to FHLB	(49,600)	(20,500)
Dividends paid	(1,639)	(1,634)
Purchase of treasury stock	(1,428)	(428)
Net cash provided by financing activities	17,850	508
Change in cash and cash equivalents	5,385	(11,831)

Cash and cash equivalents, beginning of period	9,910	20,745
Cash and cash equivalents, end of period	$15,295	$8,914

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2019 and June 30, 2018 and the results of operations and cash flows for the interim periods ended March 31, 2019 and 2018. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2019 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

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

Accounting Standards Update (“ASU”) 2019-01, Leases (Topic 842): Codification Improvements. Issued in March 2019, ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Accounting Standards Codification (ASC) 842, Leases, with that of the existing guidance (ASC 820, Fair Value Measurement). As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply and costs incurred to acquire the asset, as per ASC 842, Leases. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, Fair Value Measurement) should be applied. The ASU also requires lessors within the scope of ASC 942, Financial Services—Depository and Lending, to present all principal payments received under leases within investing activities. Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The amendment is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those years. The Company does not expect these amendments to have a material effect on its consolidated financial statements due to the fact that the Company does not have any significant leases.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. Issued in August 2018, ASU 2018-13 provides guidance about fair value measurement disclosures. The amendment requires numerous removals, modifications and additions of fair value disclosure information. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years; early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. Issued in January 2016, ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. This ASU was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance July 1, 2018 and has determined that this guidance does not have a material effect on its consolidated financial statements. However, the Company measured the fair value of its loan portfolio as of March 31, 2019 using an exit price notion.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Issued in May 2014, ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the Financial Accounting Standards Board (“FASB”) approved amendments deferring the effective date by one year. ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued final amendments (ASU 2016-08 and ASU 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. In May 2016, the FASB issued final amendments (ASU-11) to clarify guidance related to collectability, noncash considerations, presentation of sales tax, and transition. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. The Company adopted the new guidance effective July 1, 2018 and utilized the modified retrospective method.  Under the modified retrospective method the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including deposit related fees, interchange fees, and merchant income. Based on this assessment, the Company concluded that ASU 2014-09 does not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related revenues should change (i.e., revenue previously recorded as contra-expense will be recorded as revenue). These classification changes resulted in an immaterial net increase of both revenue and expense. This change did not have a material effect to noninterest income or expense. The Company adopted ASU 2014-09 as of its required effective date of July 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The Company did reclassify prior period amounts for the debit and credit card costs noted above.

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

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Earnings per share
Net income	$952	$1,308	$2,741	$2,107
Less: distributed earnings allocated to participating securities	(2)	(2)	(4)	(5)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	—	2	(3)	(2)
Net earnings available to common shareholders	$950	$1,308	$2,734	$2,100

Weighted average common shares outstanding including participating securities	5,759,840	5,786,109	5,765,601	5,797,217
Less: participating securities	(15,355)	(18,910)	(15,355)	(18,910)
Less: average unearned ESOP shares	(71,107)	(74,198)	(73,799)	(86,338)
Weighted average common shares outstanding	5,673,378	5,693,001	5,676,447	5,691,969

Basic earnings per share	$0.17	$0.23	$0.48	$0.37

Weighted average common shares outstanding	5,673,378	5,693,001	5,676,447	5,691,969
Add: dilutive effects of assumed exercises of stock options	123,144	129,343	123,526	128,338
Average shares and dilutive potential common shares	5,796,522	5,822,344	5,799,973	5,820,307
Diluted earnings per share	$0.16	$0.22	$0.47	$0.36

During the three and nine months ended March 31, 2019 and 2018, 22,400 shares were considered anti-dilutive as the exercise price was in excess of the average market price for the respective periods.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Effective July 1, 2018, the change in fair value of equity securities is recognized in the income statement in accordance with ASU 2016-01 and is disclosed separately below. Investment securities at March 31, 2019 and June 30, 2018 are as follows:

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
March 31, 2019	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$199	$219
Certificates of deposit	2,493	2	(29)	—	2,466
Municipal securities	33,455	102	(385)	—	33,172
SBA loan pools	23	—	—	—	23
CMOs	10,574	15	(181)	—	10,408
U.S. Government agency mortgage-backed securities	40,650	78	(343)	—	40,385
U.S. Government agency bonds	14,013	—	(167)	—	13,846
Total available-for-sale	$101,228	$197	$(1,105)	$199	$100,519

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Available-for-sale:
FHLMC common stock	$20	$109	$—	$129
Certificates of deposit	5,485	—	(94)	5,391
Municipal securities	43,393	14	(1,069)	42,338
SBA loan pools	401	2	—	403
CMOs	10,529	—	(445)	10,084
U.S. Government agency mortgage-backed securities	44,490	6	(1,206)	43,290
U.S. Government agency bonds	14,027	—	(516)	13,511
Total available-for-sale	$118,345	$131	$(3,330)	$115,146

Securities pledged at March 31, 2019 and June 30, 2018 had fair values of $67,195 and $42,098, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At March 31, 2019 and June 30, 2018, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at March 31, 2019 and June 30, 2018. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
March 31, 2019	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
Available-for-sale:
Certificates of deposit	$991	$(7)	4	$1,222	$(22)	5	$2,213	$(29)	9
Municipal securities	2,073	(17)	5	21,192	(368)	48	23,265	(385)	53
CMOs	—	—	—	8,782	(181)	16	8,782	(181)	16
U.S. Government agency mortgage-backed securities	955	(5)	2	30,975	(338)	45	31,930	(343)	47
U.S. Government agency bonds	—	—	—	13,346	(167)	13	13,346	(167)	13
	$4,019	$(29)	11	$75,517	$(1,076)	127	$79,536	$(1,105)	138

	Less than 12 Months			12 Months or More			Total
June 30, 2018	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
Available-for-sale:
Certificates of deposit	$5,391	$(94)	22	$—	$—	—	$5,391	$(94)	22
Municipal securities	28,305	(587)	75	10,789	(482)	25	39,094	(1,069)	100
CMOs	1,334	(38)	2	8,750	(407)	14	10,084	(445)	16
U.S. Government agency mortgage-backed securities	30,997	(773)	43	10,887	(433)	13	41,884	(1,206)	56
U.S. Government agency bonds	5,789	(177)	7	7,722	(339)	7	13,511	(516)	14
	$71,816	$(1,669)	149	$38,148	$(1,661)	59	$109,964	$(3,330)	208

(1)	Actual amounts.

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

None of the unrealized losses at March 31, 2019 were recognized into net income for the three or nine months ended March 31, 2019 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2018 were recognized as having OTTI during the year ended June 30, 2018.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2019 and June 30, 2018 by contractual maturity.

	March 31, 2019		June 30, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$1,999	$1,989	$1,004	$1,003
Due from one to five years	15,846	15,699	19,415	19,049
Due after five years to ten years	24,324	24,134	33,186	32,230
Due after ten years	7,815	7,685	9,701	9,361
Mortgage-backed securities, CMOs and FHLMC stock(1)	51,244	51,012	55,039	53,503
Total available for sale	$101,228	$100,519	$118,345	$115,146

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
Available-for-sale:	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Proceeds	$11,035	$—	$12,228	$3,997
Gross gains	10	—	13	11
Gross losses	(61)	—	(63)	(1)

The tax benefit related to the net realized loss for the three months ended March 31, 2019 was $11. The tax benefit related to the net realized loss for the nine months ended March 31, 2019 was $11, and the tax provision related to the net realizable gain for the nine months ended March 31, 2018 was $3.

(5)       LOANS

The components of loans at March 31, 2019 and June 30, 2018 were as follows:

	March 31, 2019	June 30, 2018
Real estate loans:
One-to-four family	$287,909	$269,868
Multi-family	1,639	1,735
Home equity	4,743	3,914
Nonresidential	20,885	17,591
Agricultural	1,179	1,272
Construction and land	33,921	27,513
Total real estate loans	350,276	321,893
Commercial and industrial	4,759	326
Consumer and other loans	5,375	5,539
Total loans	$360,410	$327,758

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the activity in the allowance for loan losses for the three and nine months ended March 31, 2019 by portfolio segment:

Three Months Ended March 31, 2019	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$986	$18	$—	$—	$1,004
Multi-family	4	—	—	—	4
Home equity	15	5	—	—	20
Nonresidential	104	(11)	—	—	93
Agricultural	1	—	—	—	1
Construction and land	97	(3)	—	—	94
Total real estate loans	1,207	9	—	—	1,216
Commercial and industrial	18	55	—	—	73
Consumer and other loans	3	21	—	—	24
Total loans	$1,228	$85	$—	$—	$1,313

Nine Months Ended March 31, 2019	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$939	$83	$(18)	$—	$1,004
Multi-family	4	—	—	—	4
Home equity	8	12	—	—	20
Nonresidential	66	27	—	—	93
Agricultural	1	—	—	—	1
Construction and land	74	20	—	—	94
Total real estate loans	1,092	142	(18)	—	1,216
Commercial and industrial	4	69	—	—	73
Consumer and other loans	1	23	—	—	24
Total loans	$1,097	$234	$(18)	$—	$1,313

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2019:

	Ending Allowance on Loans:		Loans:
At March 31, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$1,004	$2,329	$285,580
Multi-family	—	4	—	1,639
Home equity	—	20	—	4,743
Nonresidential	—	93	627	20,258
Agricultural	—	1	408	771
Construction and land	—	94	—	33,921
Total real estate loans	—	1,216	3,364	346,912
Commercial and industrial	—	73	—	4,759
Consumer and other loans	—	24	—	5,375
Total loans	$—	$1,313	$3,364	$357,046

The following table presents the activity in the allowance for loan losses for the three and nine months ended March 31, 2018 by portfolio segment:

Three Months ended March 31, 2018	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$888	$15	$—	$—	$903
Multi-family	4	—	—	—	4
Home equity	4	2	—	—	6
Nonresidential	59	4	—	—	63
Agricultural	—	1	—	—	1
Construction and land	73	(2)	—	—	71
Total real estate loans	1,028	20	—	—	1,048
Commercial and industrial	4	—	—	—	4
Consumer and other loans	—	—	—	—	—
Total loans	$1,032	$20	$—	$—	$1,052

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2019 and June 30, 2018, including the average recorded investment balance and interest earned for the nine months ended March 31, 2019 and the year ended June 30, 2018:

March 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,409	$2,329	$—	$2,382	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	662	627	—	649	—
Agricultural	957	408	—	416	—
Construction and land	—	—	—	—	—
Total real estate loans	4,028	3,364	—	3,447	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$4,028	$3,364	$—	$3,447	$—

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$4,028	$3,364	$—	$3,447	$—
Consumer and other loans	—	—	—	—	—
Total	$4,028	$3,364	$—	$3,447	$—

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

Total past due loans and nonaccrual loans at March 31, 2019:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$4,306	$2,030	$490	$6,826	$281,083	$287,909	$3,296	$—
Multi-family	230	—	—	230	1,409	1,639	—	—
Home equity	68	—	40	108	4,635	4,743	40	—
Nonresidential	96	—	158	254	20,631	20,885	996	—
Agricultural	—	—	408	408	771	1,179	408	—
Construction and land	214	—	32	246	33,675	33,921	30	—
Total real estate loans	4,914	2,030	1,128	8,072	342,204	350,276	4,770	—
Commercial and industrial	—	—	—	—	4,759	4,759	—	—
Consumer and other loans	—	4	—	4	5,371	5,375	—	—
Total	$4,914	$2,034	$1,128	$8,076	$352,334	$360,410	$4,770	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2018:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$5,180	$1,787	$897	$7,864	$262,004	$269,868	$3,969	$—
Multi-family	—	—	—	—	1,735	1,735	—	—
Home equity	106	84	40	230	3,684	3,914	40	—
Nonresidential	376	179	—	555	17,036	17,591	908	—
Agricultural	—	424	—	424	848	1,272	445	—
Construction and land	50	34	—	84	27,429	27,513	19	—
Total real estate loans	5,712	2,508	937	9,157	312,736	321,893	5,381	—
Commercial and industrial	—	—	—	—	326	326	—	—
Consumer and other loans	—	—	—	—	5,539	5,539	1	—
Total	$5,712	$2,508	$937	$9,157	$318,601	$327,758	$5,382	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Troubled Debt Restructurings:

At March 31, 2019 and June 30, 2018, total loans that have been modified as troubled debt restructurings were $2,911 and $3,016, respectively, which consisted of one construction loan, one agricultural loan, two nonresidential real estate and five one-to-four family first lien loans at March 31, 2019 and one construction loan, two agricultural loans, two non-residential real estate loans and four one-to-four family first lien loans at June 30, 2018. There was no specific allowance for loss established for these loans at March 31, 2019 or June 30, 2018. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. The one-to-four family first lien troubled debt restructured during the nine months ended March 31, 2019 involved renewing an existing loan with a term concession. No loans modified as troubled debt restructurings during the twelve months ended March 31, 2019 have defaulted since restructuring. All of these loans are on nonaccrual at March 31, 2019 and June 30, 2018. At March 31, 2019 and June 30, 2018, $2,377 and $2,521, respectively, were individually evaluated for impairment.

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

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Total loans by risk grade and portfolio segment at March 31, 2019:

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$273,163	$4,917	$3,046	$6,783	$—	$287,909
Multi-family	1,639	—	—	—	—	1,639
Home equity	4,228	306	122	87	—	4,743
Nonresidential	17,626	1,066	1,103	1,090	—	20,885
Agricultural	188	331	252	408	—	1,179
Construction and land	32,998	740	111	72	—	33,921
Total real estate loans	329,842	7,360	4,634	8,440	—	350,276
Commercial and industrial	4,759	—	—	—	—	4,759
Consumer and other loans	5,375	—	—	—	—	5,375
Total	$339,976	$7,360	$4,634	$8,440	$—	$360,410

Total loans by risk grade and portfolio segment at June 30, 2018:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$254,721	$5,051	$3,350	$6,746	$—	$269,868
Multi-family	1,735	—	—	—	—	1,735
Home equity	3,298	311	129	176	—	3,914
Nonresidential	13,462	1,802	1,143	1,184	—	17,591
Agricultural	217	349	261	445	—	1,272
Construction and land	26,551	771	115	76	—	27,513
Total real estate loans	299,984	8,284	4,998	8,627	—	321,893
Commercial and industrial	326	—	—	—	—	326
Consumer and other loans	5,539	—	—	—	—	5,539
Total	$305,849	$8,284	$4,998	$8,627	$—	$327,758

At March 31, 2019, loans totaling $58 were in formal foreclosure proceedings and are included in the one-to-four family loan category.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

(6)        BORROWINGS

At March 31, 2019 and June 30, 2018, advances from the Federal Home Loan Bank were as follows:

	March 31, 2019
	Balance	Stated Interest Rate
FHLB advances due September 2019 through December 2019	$19,000	2.62% - 2.78%
Total	$19,000

	June 30, 2018
	Balance	Stated Interest Rate
FHLB advances due September 2018 through November 2018	$14,500	2.09% - 2.23%
Total	$14,500

The average interest rate of all outstanding FHLB advances was 2.75% and 2.14% on March 31, 2019 and June 30, 2018, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $67,195 and $36,248 of investment securities at March 31, 2019 and June 30, 2018, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $128,782 at March 31, 2019.

Payments over the next five years are as follows:

2019	$19,000

There were no overnight borrowings at March 31, 2019 or June 30, 2018.

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

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and June 30, 2018 are summarized below:

	Fair Value Measurements
	March 31, 2019		June 30, 2018
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$219	$—	$129	$—
Certificates of deposit	2,466	—	5,391	—
Municipal securities	33,172	—	42,338	—
SBA loan pools	23	—	403	—
CMOs	10,408	—	10,084	—
U.S. Government agency mortgage-backed securities	40,385	—	43,290	—
U.S. Government agency bonds	13,846	—	13,511	—
Total securities available-for-sale	100,519	—	115,146	—
Loan servicing rights	—	950	—	1,093
Total financial assets	$100,519	$950	$115,146	$1,093

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at March 31, 2019 and June 30, 2018:

	Fair Value Measurements
	March 31, 2019	June 30, 2018
	(Level 3)	(Level 3)
Financial assets:
Impaired loans, with specific allocations:
One-to-four family	$—	$—
Nonresidential	—	—
Construction and land	—	—
Total financial assets	—	—
Non-financial assets:
Real estate owned, net:
One-to-four family	315	91
Nonresidential	464	983
Construction and land	—	—
Total non-financial assets	779	1,074
Total assets measured at fair value on a non-recurring basis	$779	$1,074

The Company’s impaired loans at March 31, 2019 and June 30, 2018 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. There were no such loans as of March 31, 2019 or June 30, 2018.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at March 31, 2019 and June 30, 2018 were $779 and $1,074, respectively. There was no valuation allowances associated with these properties at March 31, 2019 or June 30, 2018.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended March 31, 2019 and 2018:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31 2019	March 31, 2018
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$1,017	$1,024	$1,093	$1,141
Purchases	—	—	—	—
Unrealized net gains/(losses) included in net income	(67)	75	(143)	(42)
Balance at end of period:	$950	$1,099	$950	$1,099

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2019 and June 30, 2018.

	Level 3 Quantitative Information
	March 31, 2019	June 30, 2018	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$950	$1,093	Discounted cash flows	Discount rate, estimated timing of cash flows	10.13% to 9.75%

Real estate owned net:
One-to-four family	$315	$91	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Nonresidential	$464	$983	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2019 and June 30, 2018 are summarized below:

	March 31, 2019
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$100,519	$—	$100,519	$—	$100,519
Loans, net (1)	359,097	—	—	357,166	357,166
Loan servicing rights	950	—	—	950	950
Restricted equity securities	1,854	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$404,005	$173,308	$224,166	$—	$397,474
FHLB Advances	19,000	—	18,954	—	18,954

	June 30, 2018
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$115,146	$—	$115,146	$—	$115,146
Loans, net (1)	326,661	—	—	319,958	319,958
Loan servicing rights	1,093	—	—	1,093	1,093
Restricted equity securities	1,639	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$387,588	$174,192	$208,967	$—	$383,159
FHLB Advances	14,500	—	14,494	—	14,494

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2019 was measured using an exit price notion. The fair value of loans as of June 30, 2018 was measured using an entry price notion.

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2018 or 2017. Total ESOP compensation expense for the three and nine months ended March 31, 2019 was $98 and $323, respectively, and for the three and nine months ended March 31, 2018 was $76 and $379, respectively.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Shares held by the ESOP at March 31, 2019 and June 30, 2018 were as follows:

	March 31, 2019	June 30, 2018
Committed to be released to participants	5,958	10,769
Allocated to participants	127,707	130,249
Unearned	64,820	77,672
Total ESOP shares	198,485	218,690

Fair value of unearned shares	$1,686	$2,333

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

The following table summarizes stock option activity for the nine months ended March 31, 2019:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2018	241,209	$14.18
Granted	—	—
Exercised	(50,138)	11.58
Forfeited	—	—
Outstanding - December 31, 2018	191,071	$14.86	$2,130
Fully vested and exercisable at March 31, 2019	147,862	$12.82	$1,951
Expected to vest in future periods	43,209
Fully vested and expected to vest - March 31, 2019	191,071	$14.86	$2,130

(1) The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $26.01 per share on March 31, 2019.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 11,873 and 12,018 options that were earned during the nine months ended March 31, 2019 and 2018, respectively. Stock-based compensation expense for stock options for the three and nine months ended March 31, 2019 was $10 and $31, respectively, and for the three and nine months ended March 31, 2018 was $10 and $23, respectively. Total unrecognized compensation cost related to stock options was $133 at March 31, 2019 and is expected to be recognized over a weighted-average period of 3.4 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2019:

March 31, 2019
Balance - beginning of year	15,355
Granted	—
Forfeited	—
Vested	—
Balance - end of period	15,355
Weighted average grant date fair value	$13.09

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended March 31, 2019 was $24 and $75, respectively, and for the three and nine months ended March 31, 2018 was $25 and $75, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $164 at March 31, 2019 and is expected to be recognized over a weighted-average period of 2.1 years.

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

The principal balances of those loans at March 31, 2019 and June 30, 2018 are as follows:

	March 31, 2019	June 30, 2018
Mortgage loan portfolio serviced for:
FHLMC	$86,515	$94,779

Custodial escrow balances maintained in connection with serviced loans were $594 and $799 at March 31, 2019 and June 30, 2018.

Activity for loan servicing rights for the three and nine months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Loan servicing rights:
Beginning of period:	$1,017	$1,024	$1,093	$1,141
Additions	—	—	—	—
Change in fair value	(67)	75	(143)	(42)
End of period:	$950	$1,099	$950	$1,099

Fair value at March 31, 2019 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 5.1% to 13.6% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.37%.  Fair value at March 31, 2018 was determined using a discount rate of 10.13%, prepayment speed assumptions ranging from 4.7% to 9.8% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.50%.

(11)        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended March 31, 2019 and 2018 is as follows:

	March 31, 2019	March 31, 2018
Cash paid during the period for:
Interest paid	$2,480	$1,266
Income taxes paid	$543	$328
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$273	$230

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

(12)        SUBSEQUENT EVENTS

On April 25, 2019, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of May 9, 2019, and will be paid on or about May 23, 2019.

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

Comparison of Financial Condition at March 31, 2019 and June 30, 2018

Our total assets increased by $23.5 million, or 4.8%, to $511.5 million at March 31, 2019 from $488.0 million at June 30, 2018. Total cash and cash equivalents increased $5.4 million, or 54.3%, to $15.3 million at March 31, 2019 from $9.9 million at June 30, 2018. The increase in cash and cash equivalents was due to normal fluctuations in cash combined with funds obtained through the sale of securities during the nine month period. Our available-for-sale securities portfolio decreased by $14.6 million from $115.1 million at June 30, 2018 to $100.5 million at March 31, 2019. The Association is not actively replenishing security repayments and maturities with purchases due to the funding needs of our loan portfolio. The Association sold $8.1 million of securities during the quarter ended March 31, 2019 to pay maturing FHLB advances. Some of those funds were still being held in interest earning deposits as of quarter end. Gross loans increased $32.6 million, or 10.0%, to $360.4 million at March 31, 2019 from $327.8 million at June 30, 2018. This increase is a result of increased one-to-four family loan, nonresidential loan and construction and land loan demand experienced during the nine months ended March 31, 2019. Proceeds from FHLB advances, investment sales, and investment repayments and maturities were used to help fund the loan growth.

Deposits increased $16.4 million, or 4.2%, to $404.0 million at March 31, 2019 from $387.6 million at June 30, 2018. The increase in our deposits reflected an increase of $17.3 million in certificates of deposit, $331 thousand in NOW accounts, $468 thousand in savings deposits, and $736 thousand in non-interest bearing checking accounts offset by a decrease of $2.4 million in money market deposits. The increase in certific

Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2019.

Federal Home Loan Bank advances increased by $4.5 million, or 31.0%, to $19.0 million at March 31, 2019 from $14.5 million at June 30, 2018. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of March 31, 2019, or approximately $128.8 million. We had no federal funds purchased as of March 31, 2019 or as of June 30, 2018.

Total shareholders’ equity increased $2.0 million, or 2.4%, to $86.9 million at March 31, 2019 compared to $84.9 million at June 30, 2018. This was primarily due to our net income during the period of $2.7 million and a decrease in after-tax unrealized losses in our investment portfolio of $2.0 million being offset by our payment of dividends of $1.7 million, and $1.4 million used for the repurchase of treasury stock. The Company and the Association exceeded all regulatory capital requirements at March 31, 2019 and June 30, 2018.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2019	June 30, 2018
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$3,296	$3,969
Multi-family	—	—
Home equity	40	40
Nonresidential	996	908
Agricultural	408	445
Construction and land	30	19
Total real estate loans	4,770	5,381
Commercial and industrial	—	—
Consumer and other loans	—	1
Total nonaccrual loans (1)	$4,770	$5,382
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$—	$—
Total of nonaccrual and 90 days or more past due loans (2)	$4,770	$5,382
Real estate owned, net:
One-to-four family	$315	$91
Nonresidential	464	983
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$5,549	$6,456

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$5,549	$6,456

Total nonperforming loans to total loans	1.32%	1.64%
Total nonperforming assets to total assets	1.08%	1.32%
Total nonperforming assets to loans and real estate owned	1.54%	1.96%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $2.9 million and $3.0 million, at March 31, 2019 and June 30, 2018, respectively.

(2)	There were no loans past due 90 days or more and still accruing at March 31, 2019 and June 30, 2018.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $236 thousand and $233 thousand for the nine months ended March 31, 2019 and 2018, respectively. There was no interest recognized on these loans for the nine months ended March 31, 2019. Interest of $39 thousand was recognized on these loans and is included in net income for the nine months ended March 31, 2018.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $114 thousand and $140 thousand for the nine months ended March 31, 2019 and 2018, respectively. There was no interest recognized on troubled debt restructured loans for the nine months ended March 31, 2019. Interest recognized on troubled debt restructured loans was $17 thousand for the nine months ended March 31, 2018.

Nonperforming assets decreased $907 thousand from $6.5 million as of June 30, 2018 to $5.5 million as of March 31, 2019. Nonaccrual loans decreased $612 thousand to $4.8 million as of March 31, 2019 and real estate owned decreased $295 thousand to $779 thousand as of March 31, 2019. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 1.08% and 1.54%, respectively, at March 31, 2019 compared to 1.32% and 1.96%, respectively at June 30, 2018.

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

	For the Three Months Ended
	March 31, 2019				March 31, 2018
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$360,143		$4,123	4.58%	$318,275		$3,635	4.57%
Investment securities	73,058		396	2.17	84,455		414	1.96
Investment securities, tax-free	30,609		173	2.26	38,733		215	2.22
Other interest-earning assets	13,783		94	2.73	8,501		39	1.84
Total interest-earning assets	477,593		4,786	4.01	449,964		4,303	3.83
Noninterest-earning assets	36,632				32,427
Total assets	$514,225				$482,391

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$50,413		$19	0.15%	$49,103		$14	0.12%
Money market deposits	62,934		96	0.62	67,261		53	0.32
Regular savings and other deposits	28,038		17	0.25	27,681		10	0.15
Certificates of deposit	226,800		705	1.26	201,266		310	0.62
Total interest-bearing deposits	368,185		837	0.92	345,311		387	0.45
Other Borrowings	26,667		178	2.71	24,153		94	1.58
Total interest-bearing liabilities	394,852		1,015	1.04	369,464		481	0.53
Noninterest bearing deposits	32,931				29,000
Other noninterest-bearing liabilities	2,089				1,263
Total liabilities	429,872				399,727
Equity	84,353				82,664
Total liabilities and equity	$514,225				$482,391

Net interest income			$3,771				$3,822
Interest rate spread				2.97%				3.30%
Net interest margin				3.15%				3.39%
Average interest-earning assets to average interest-bearing liabilities	1.21	x			1.30	x

	For the Nine Months Ended
	March 31, 2019				March 31, 2018
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$348,893		$11,942	4.56%	$314,506		$10,811	4.58%
Investment securities	76,413		1,211	2.11	83,284		1,182	1.89
Investment securities, tax-free	35,049		587	2.23	38,297		635	2.21
Other interest-earning assets	7,606		167	2.93	7,719		116	2.00
Total interest-earning assets	467,961		13,907	3.96	443,806		12,744	3.83
Noninterest-earning assets	34,798				35,501
Total assets	$502,759				$479,307

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$50,648		$55	0.14%	$48,026		$37	0.10%
Money market deposits	63,787		237	0.49	72,112		186	0.34
Regular savings and other deposits	27,757		40	0.19	28,271		32	0.15
Certificates of deposit	220,074		1,726	1.04	201,983		857	0.57
Total interest-bearing deposits	362,266		2,058	0.76	350,392		1,112	0.42
Other Borrowings	22,206		424	2.54	14,482		156	1.43
Total interest-bearing liabilities	384,472		2,482	0.86	364,874		1,268	0.46
Noninterest bearing deposits	33,097				27,695
Other noninterest-bearing liabilities	1,610				1,061
Total liabilities	419,179				393,630
Equity	83,580				85,677
Total liabilities and equity	$502,759				$479,307

Net interest income			$11,425				$11,476
Interest rate spread				3.10%				3.37%
Net interest margin				3.26%				3.45%
Average interest-earning assets to average interest-bearing liabilities	1.22	x			1.27	x

Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018

General. We reported net income of $952 thousand for the three months ended March 31, 2019 as compared to net income of $1.3 million for the three months ended March 31, 2018. Interest income increased $483 thousand for the three months ended March 31, 2019 and interest expense increased $534 thousand resulting in a net decrease to net interest income of $51 thousand. Noninterest income increased $123 thousand for the three months ended March 31, 2019 compared to March 31, 2018. Total noninterest expense increased $36 thousand. Tax expense increased $327 thousand primarily due to the three months ended March 31, 2019 experiencing a standard federal tax rate being applied while the three months ended March 31, 2018 reflected the opportunity to take additional bad debt deductions used in the Company’s 2017 tax return as well as a tax benefit due to the release of the Company’s ASC#740-10 tax reserve.

Interest Income. Interest income increased by $483 thousand to $4.8 million from $4.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The yield on interest-earning assets increased 18 basis points from 3.83% for the three months ended March 31, 2018 to 4.01% for the three months ended March 31, 2019. Total average interest-earning assets increased by $27.6 million to $477.6 million for the three months ended March 31, 2019 from $450.0 million for the three months ended March 31, 2018.

Interest income on loans increased by $488 thousand to $4.1 million from $3.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The yield on loans increased one basis point from 4.57% for the three months ended March 31, 2018 to 4.58% for the three months ended March 31, 2019. The average balance of loans increased by $41.8 million, or 13.1%, to $360.1 million for the three months ended March 31, 2019 from $318.3 million for the three months ended March 31, 2018. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities decreased by $60 thousand, or 9.5%, to $569 thousand for the three months ended March 31, 2019 from $629 thousand for the three months ended March 31, 2018. The decrease reflected the combination of a decrease in the average balance of securities of $19.5 million, or 15.8%, to $103.7 million for the three months ended March 31, 2019 from $123.2 million for the three months ended March 31, 2018, offset by an increase in the yield on securities to 2.20% from 2.04% for the respective periods. The decrease in the average balances of our investment securities reflects our efforts during fiscal 2019 to reduce investment purchases, which allowed us to use those funds as well as investment repayments and maturities to fund loan growth.

Income on other interest earning assets increased by $55 thousand, or 141.0%, to $94 thousand for the three months ended March 31, 2019 from $39 thousand for the three months ended March 31, 2018.The average balance of other interest-earning assets increased $5.3 million from the three months ended March 31, 2018 to the three months ended March 31, 2019 while the yield increased 89 basis points over the same period. The increase in yield was primarily a result of increased short-term rates on interest-earning assets due to market rate increases and more favorable dividend rates.

Interest Expense. Interest expense increased by $534 thousand, or 111.0%, to $1.0 million for the three months ended March 31, 2019 from $481 thousand for the three months ended March 31, 2018. The increase reflected an increase of 47 basis points in the average rate paid on interest-bearing deposits for the three months ended March 31, 2019 to 0.92% from 0.45% for the three months ended March 31, 2018. The increase in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $368.2 million for the three months ended March 31, 2019 compared to $345.3 million for the three months ended March 31, 2018.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased $395 thousand, or 127.4%, to $705 thousand for the three months ended March 31, 2019 from $310 thousand for the three months ended March 31, 2018. The average rate paid on certificates of deposit increased by 64 basis points from 0.62% for the three months ended March 31, 2018 to 1.26% for the three months ended March 31, 2019 and the average balances increased by $25.5 million from $201.3 million for the three-month period ended March 31, 2018 to $226.8 million for the three-month period ended March 31, 2019. The increase in the average balance of certificates of deposit was influenced heavily by a one large depositor.

Interest expense for other borrowings increased by $84 thousand, or 89.4%, to $178 thousand for the three months ended March 31, 2019 from $94 thousand for the three months ended March 31, 2018. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $26.7 million for the three months ended March 31, 2019 compared to $24.2 million for the three months ended March 31, 2018. The average rate was 2.71% and 1.58% for the three months ended March 31, 2019 and 2018, respectively, due to an increase in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses decreased by $51 thousand, or 1.3%, to $3.8 million for the three months ended March 31, 2019. Our interest rate spread and net interest margin decreased to 2.97% and 3.15%, respectively, from 3.30% and 3.39%, respectively, for the three months ended March 31, 2019 and March 31, 2018, respectively. The increasing yield on earning assets was offset by the higher cost of certificates of deposit and other borrowings which contributed to the decrease in net interest margin for the three months ended March 31, 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $85 thousand for the three months ended March 31, 2019 compared with $20 thousand for the three months ended March 31, 2018. There were no charge-offs for the three months ended March 31, 2019 or for the three months ended March 31, 2018. The higher provision is primarily due to significant loan growth during the three months ended March 31, 2019.

Our total allowance for loan losses was $1.3 million, or 0.36%, of total gross loans as of March 31, 2019. Our total allowance for loan losses was $1.1 million, or 0.33%, of total gross loans as of June 30, 2018. There were no specifically identified impaired loans at March 31, 2019 or June 30, 2018. The recorded investment in individually evaluated impaired loans was $3.4 million and $3.5 million at March 31, 2019 and at June 30, 2018, respectively. Total loans individually evaluated for impairment decreased $165 thousand, or 4.7%, to $3.36 million at March 31, 2019 compared to $3.53 million at June 30, 2018.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2019 and 2018. There have been no changes to our allowance for loan loss methodology during the quarter.

Noninterest Income. Noninterest income increased $123 thousand, or 30.4%, to $528 thousand for the three months ended March 31, 2019 from $405 thousand for the three months ended March 31, 2018. Mortgage servicing income decreased $12 thousand. Gain on sale of mortgage loans was $37 thousand and $27 thousand for the three months ended March 31, 2019 and 2018, respectively. We actively started selling mortgage loans in December 2017. Due to a new accounting pronouncement that requires changes in equity security values be recognized through the income statement, the change in fair value of equity securities was $132 thousand for the three months ended March 31, 2019 compared to zero for the three months ended March 31, 2018. The net loss on sales of investment securities available for sale was $51 thousand for the three months ended March 31, 2019. There was no gain or loss for the three months ended March 31, 2018. Gains or losses on the sale of securities are largely market driven. Securities were sold at a loss during the three months ended March 31, 2019 to yield higher net earnings going forward. Gain on disposition of purchase credit impaired loans was $42 thousand for the three months ended March 31, 2019 due to the liquidation of two loans. There were no liquidations for the three months ended March 31, 2018. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2019 increased by $36 thousand, or 1.2%, to $3.06 million from $3.02 million for the same period in 2018. Salaries and employee benefits increased $92 thousand due to routine increases. Occupancy and equipment increased $58 thousand due to routine upgrades and improvements. Data processing decreased $35 thousand due to fewer routine upgrades in the current period as well as more favorable third party service pricing. Professional and supervisory fees decreased $176 thousand primarily due to reduced audit and legal fees. The change in the value of the loan servicing portfolio increased $142 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $327 thousand, or 261.6%, to $202 thousand for the three months ended March 31, 2019 from a $125 thousand benefit for the three months ended March 31, 2018. The increase was primarily due to the three months ended March 31, 2019 experiencing a standard federal tax rate being applied while the three months ended March 31, 2018 reflected the opportunity to take additional bad debt deductions used in the Company’s 2017 tax return as well as a tax benefit due to the release of the Company’s ASC 740-10 tax reserve. Our effective income tax rate was 17.5% and (10.6%) for the three months ended March 31, 2019 and 2018, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2019 and March 31, 2018

General. We reported net income of $2.7 million for the nine months ended March 31, 2019 as compared to net income of $2.1 million for the nine months ended March 31, 2018. Interest income increased $1.16 million for the nine months ended March 31, 2019 and interest expense increased $1.21 million resulting in a net decrease to net interest income of $51 thousand. Noninterest income increased $138 thousand for the nine months ended March 31, 2019 compared to March 31, 2018. Total noninterest expense increased $131 thousand primarily due to increased cost in salaries and employee benefits. Tax expense decreased $837 thousand, primarily due to a reduction in the federal corporate tax rate from 35% to 21% along with a $973 thousand adjustment to the Company’s deferred tax asset in the prior year as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

Interest Income. Interest income increased to $13.9 million from $12.7 million for the nine months ended March 31, 2019 and March 31, 2018, respectively. The yield on interest-earning assets increased 13 basis points from 3.83% for the nine months ended March 31, 2018 to 3.96% for the nine months ended March 31, 2019. Total average interest-earning assets increased by $24.2 million to $468.0 million for the nine months ended March 31, 2019 from $443.8 million for the nine months ended March 31, 2018.

Interest income on loans increased to $11.9 million from $10.8 million for the nine months ended March 31, 2019 and March 31, 2018, respectively. The yield on loans decreased two basis points from 4.58% for the nine months ended March 31, 2018 to 4.56% for the nine months ended March 31, 2019, a result of the repayments of older, higher yielding loans being replaced by loans with lower yields. The average balance of loans increased by $34.4 million, or 10.9%, to $348.9 million for the nine months ended March 31, 2019 from $314.5 million for the nine months ended March 31, 2018. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities decreased by $19 thousand, or 1.0%, to $1.80 million for the nine months ended March 31, 2019 from $1.82 million for the nine months ended March 31, 2018. The decrease reflected the combination of a decrease in the average balance of securities of $10.1 million, or 8.3%, to $111.5 million for the nine months ended March 31, 2019 from $121.6 million for the nine months ended March 31, 2018 and an increase in the yield on securities to 2.15% from 1.99% for the respective periods. The decrease in the average balances of our investment securities reflects our efforts during fiscal 2019 to reduce investment purchases, which allowed us to use those funds as well as investment repayments and maturities to fund loan growth.

Income on other interest earning assets increased by $51 thousand, or 44.0%, to $167 thousand for the nine months ended March 31, 2019 from $116 thousand for the nine months ended March 31, 2018.The average balance of other interest-earning assets decreased $113 thousand from the nine months ended March 31, 2018 to the nine months ended March 31, 2019 while the yield increased 93 basis points over the same period. The decrease in volume was due to normal periodic fluctuations. The increase in yield was primarily a result of increased short-term rates on deposits due to market rate increases and more favorable dividend rates.

Interest Expense. Interest expense increased by $1.2 million, or 95.7%, to $2.5 million for the nine months ended March 31, 2019 from $1.3 thousand for the nine months ended March 31, 2018. The increase reflected an increase of 34 basis points in the average rate paid on interest-bearing deposits for the nine months ended March 31, 2019 to 0.76% from 0.42% for the nine months ended March 31, 2018. The increase in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $362.3 million for the nine months ended March 31, 2019 compared to $350.4 million for the nine months ended March 31, 2018.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased $869 thousand, or 101.4%, to $1.7 million for the nine months ended March 31, 2019 from $857 thousand for the nine months ended March 31, 2018. The average rate paid on certificates of deposit increased from 0.57% for the nine months ended March 31, 2018 to 1.04% for the nine months ended March 31, 2019 and the average balances increased from $202.0 million for the nine-month period ended March 31, 2018 to $220.1 million for the nine-month period ended March 31, 2019.

Interest expense for other borrowings increased by $268 thousand, or 171.8%, to $424 thousand for the nine months ended March 31, 2019 from $156 thousand for the nine months ended March 31, 2018. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $22.2 million for the nine months ended March 31, 2019 compared to $14.5 million for the nine months ended March 31, 2018. The average rate was 2.54% and 1.43% for the nine months ended March 31, 2019 and 2018, respectively.

Net Interest Income. Net interest income before the provision for loan losses decreased by $51 thousand, or 0.04%, to $11.4 million for the nine months ended March 31, 2019. Our interest rate spread and net interest margin decreased to 3.10% and 3.26%, respectively, from 3.37% and 3.45%, respectively, for the nine months ended March 31, 2019 and March 31, 2018, respectively. The increasing yield on earning assets offset by the higher cost of certificates of deposit and other borrowings primarily contributed to the decrease in net interest margin for the nine months ended March 31, 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $234 thousand for the nine months ended March 31, 2019 compared with $75 thousand for the nine months ended March 31, 2018. There were $18 thousand in charge-offs for the nine months ended March 31, 2019 compared to $39 thousand for the nine months ended March 31, 2018. The higher provision is primarily due to significant loan growth in during the nine months ended March 31, 2019.

Our total allowance for loan losses was $1.3 million, or 0.36%, of total gross loans as of March 31, 2019. Our total allowance for loan losses was $1.1 million, or 0.33%, of total gross loans as of June 30, 2018. There were no specifically identified impaired loans at March 31, 2019 or June 30, 2018. The recorded investment in individually evaluated impaired loans was $3.4 million and $3.5 million at March 31, 2019 and at June 30, 2018, respectively. Total loans individually evaluated for impairment decreased $165 thousand, or 4.7%, to $3.36 million at March 31, 2019 compared to $3.53 million at June 30, 2018.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2019 and 2018. There have been no changes to our allowance for loan loss methodology during the nine months.

Noninterest Income. Noninterest income increased $138 thousand, or 11.8%, to $1.3 million for the nine months ended March 31, 2019 from $1.17 million for the nine months ended March 31, 2018. Mortgage servicing income decreased $23 thousand due to the declining size of the loan servicing portfolio. Due to a new accounting pronouncement that requires changes in equity security values be recognized through the income statement, the change in fair value of equity securities was $90 thousand for the nine months ended March 31, 2019 compared to zero for the nine months ended March 31, 2018. The net loss on sales of investment securities available for sale was $50 thousand for the nine months ended March 31, 2019 compared to a net gain of $10 thousand for the nine months ended March 31, 2018. Gains or losses on the sale of securities are largely market driven. Securities were sold at a loss during the nine months ended March 31, 2019 to yield higher net earnings going forward. Gain on sale of mortgage loans was $86 thousand and $41 thousand for the nine months ended March 31, 2019 and 2018, respectively. We actively started selling mortgage loans in December 2017. Gain on disposition of purchase credit impaired loans was $64 thousand for the nine months ended March 31, 2019 due to the liquidation of three loans. There were no liquidations for the nine months ended March 31, 2018. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2019 increased by $131 thousand, or 1.5%, to $9.1 million from $9.0 million for the same period in 2018. Salaries and employee benefits increased $296 thousand due to routine increases. Occupancy and equipment increased $96 thousand due to routine upgrades and improvements. Data processing decreased $53 thousand due to fewer routine upgrades in the current period as well as more favorable third-party service pricing. Professional and supervisory fees decreased $232 thousand due to reduced audit and legal fees. The change in the value of the loan servicing portfolio increased $101 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $837 thousand, or 56.3%, to $649 thousand for the nine months ended March 31, 2019 from $1.5 million for the nine months ended March 31, 2018. The decrease was primarily due to a reduction in the federal corporate tax rate from 35% to 21% along with a $973 thousand adjustment to the Company’s deferred tax asset in the prior year as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Our effective income tax rate was 19.1% and 41.4% for the nine months ended March 31, 2019 and 2018, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of March 31, 2019), or approximately $128.8 million as of that date, with a remaining availability of $109.8 million as of March 31, 2019.

Common Stock Dividends. On August 16, 2018, November 21, 2018, and February 21, 2019 the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.7 million.

Equity Compensation Plans. During the three months ended March 31, 2019, no shares of restricted stock or common stock options were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required of smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer Repurchases. On March 20, 2019, the Board of Directors authorized the repurchase of up to 100,000 of the Company’s common stock.

In connection with the authorization of this stock repurchase program, the Board of Directors terminated the Company’s existing stock repurchase program, which had authorized the Company to purchase up to 175,000 shares of its issued and outstanding common stock. The Company had previously purchased a total of 174,747 shares of its common stock at a weighted average price of $22.64 per share under the existing stock repurchase program.

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plans
January 1 - January 31, 2019	806	$25.93	806		23,268	(2)
February 1 - February 28, 2019	23,015	$26.80	23,015		253	(2)
March 1 - March 31, 2019	6,617	$26.51	6,617		93,383	(3)
Total	30,438	$26.71	30,438	(1)

(1) All shares were purchased pursuant to publicly announced repurchase programs that were approved by the Board of Directors on November 24, 2015 and March 20, 2019.

(2) Represents the maximum number of shares available for repurchase under the November 24, 2015 plan at month end.

(3) Represents the maximum number of shares available for repurchase under the March 20, 2019 plan at March 31, 2019.

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

Oconee Federal Financial Corp.

Date: May 14, 2019

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of Curtis T. Evatt, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of John W. Hobbs, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32	Certification of Curtis T. Evatt, President and Chief Executive Officer, and John W. Hobbs, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language):
	(i)	Consolidated Balance Sheets
	(ii)	Consolidated Statements of Income and Comprehensive Income
	(iii)	Consolidated Statements of Changes In Shareholders’ Equity
	(iv)	Consolidated Statements of Cash Flows, and
	(v)	Notes to The Consolidated Financial Statements