Form 10-K
period 2019-06-30
Oconee Federal Financial Corp.
filed 2019-09-23
CIK 1501078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-35033

Oconee Federal Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Federal (State or Other Jurisdiction of Incorporation or Organization)	32-0330122 (I.R.S. Employer Identification Number)

201 East North Second Street, Seneca, South Carolina (Address of Principal Executive Offices)	29678 (Zip Code)

(864) 882-2765
(Registrant’s Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	OFED	The NASDAQ Stock Market, LLC

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of September 10, 2019 there were 5,726,486 shares outstanding of the registrant’s common stock.   The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2018 was $39.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders.  (Part III)

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations in response to changes in economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;
●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
●	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;
●	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	increased competition among depository and other financial institutions;
●	our ability to attract and maintain deposits, including by introducing new deposit products;
●	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;
●	declines in the yield on our assets resulting from the current low interest rate environment;
●	our ability to successfully implement our business strategies;
●	risks related to a high concentration of loans secured by real estate located in our market areas;
●	changes in the level of government support of housing finance;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs and the resources we have available to address such changes;
●	technological changes that may be more difficult or expensive than expected;
●	our reliance on a small executive staff;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;
●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;
●	other changes in our financial condition or results of operations that reduce capital available to pay dividends;
●	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the Federal Home Loan Bank (“FHLB”) of Atlanta; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Oconee Federal Financial Corp.

Oconee Federal Financial Corp. (the “Company”) is a federally-chartered corporation that was incorporated in January 2011 to be the mid-tier stock holding company for Oconee Federal Savings and Loan Association (“Association”) in connection with the mutual holding company reorganization of Oconee Federal Savings and Loan Association.

As of June 30, 2019, Oconee Federal Financial Corp. had 5,759,066 shares outstanding and a market capitalization of approximately $132.2 million.

The executive offices of Oconee Federal Financial Corp. are located at 201 East North Second Street, Seneca, South Carolina 29678, and the telephone number is (864) 882-2765.  Our website address is www.oconeefederal.com.  Information on our website should not be considered a part of this annual report.  Oconee Federal Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At June 30, 2019, we had total assets of $527.8 million, total deposits of $419.1 million and total equity of $88.3 million.  We recorded net income of $3.7 million for the year ended June 30, 2019.

Oconee Federal Savings and Loan Association

Oconee Federal Savings and Loan Association is a federally chartered savings and loan association headquartered in Seneca, South Carolina.  Oconee Federal Savings and Loan Association was originally chartered by the State of South Carolina in 1924 and in 1991 it converted to a federal charter.

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a lesser extent, nonresidential mortgage, construction and land, agricultural and other loans.  We also invest in U.S. Government and federal agency securities, mortgage-backed securities, municipal securities and short-term deposits.  We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of Atlanta.  We conduct our business from our executive office, seven full service branch offices and one loan production office.  Our branch offices are located in Oconee County, South Carolina, Stephens County, Georgia and Rabun County, Georgia. Our loan production office is located in Pickens County, South Carolina.  Our primary market area consists of the counties where we have offices and the nearby communities and townships in adjacent counties in South Carolina and Georgia.

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

Mutual Holding Company Ownership Structure

Public stockholders own a minority of the outstanding shares of the Company’s common stock.  As a result, stockholders other than Oconee Federal, MHC are not be able to exercise voting control over most matters put to a vote of stockholders. Oconee Federal, MHC owns a majority of the Company’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders.  The same directors and officers who manage Oconee Federal Savings and Loan Association also manage the Company and Oconee Federal, MHC.  The board of directors of Oconee Federal, MHC must ensure that the interests of depositors of Oconee Federal Savings and Loan Association (as members of Oconee Federal, MHC) are represented and considered in matters put to a vote of stockholders of the Company. Therefore, Oconee Federal, MHC may take action that the public stockholders believe to be contrary to their interests.  For example, Oconee Federal, MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of the Company.

In addition, stockholders are not able to force a merger or second-step conversion transaction without the consent of Oconee Federal, MHC since such transactions also require the approval of a majority of all of the outstanding voting stock of the Company, which can only be achieved if Oconee Federal, MHC voted to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since, on a fully converted basis, most full stock institutions tend to trade at higher multiples than mutual holding companies. Stockholders could, however, prevent a second-step conversion or the implementation of equity incentive plans as, under current regulations and policies, such matters also require the separate approval of the stockholders other than Oconee Federal, MHC.

Market Area

We conduct business through our executive office, four full service branches in Seneca, Walhalla, and Westminster, South Carolina, three full service branches in Toccoa and Clayton, Georgia, and one loan production office in Clemson, South Carolina.  All five of our South Carolina full service branches are located in Oconee County, which is located on the I-85 corridor between the Charlotte and Atlanta metropolitan areas, approximately 120 miles south of Charlotte and approximately 120 miles north of Atlanta.  Our South Carolina full service branches are also located approximately 40 miles south of Greenville, South Carolina, and 10 miles from Clemson, South Carolina.  Two of our Georgia branches are located in Stephens County and one is located in Rabun County.  Both counties border Oconee County, South Carolina. We also have a loan production office in Clemson, South Carolina.

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

Competition

Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of our primary markets and the relatively large number of institutions that maintain a presence in the area.  Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks.  We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies.  Some of our competitors offer products and services that we currently do not offer, such as investment services, trust services and private banking.  To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service.  As of June 30, 2018 the most recent date of available data, our market share of deposits represented 24.5%, 27.9%, and 8.9% of FDIC-insured deposits in Oconee County, South Carolina, Stephens County, Georgia, and Rabun County, Georgia, respectively.

Lending Activities

The principal lending activity of Oconee Federal Savings and Loan Association is originating one-to-four family residential mortgage loans and, to a lesser extent, home equity loans and lines of credit, nonresidential real estate loans, construction and land loans, commercial loans, agricultural loans, and other loans.

Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$289,077	80.28%	$269,868	82.34%	$259,854	84.49%	$241,079	82.55%	$255,219	82.52%
Multi-family	1,605	0.45	1,735	0.53	1,864	0.61	1,994	0.68	2,572	0.83
Home equity	5,191	1.44	3,914	1.19	4,900	1.59	6,575	2.25	8,198	2.65
Nonresidential	19,350	5.37	17,591	5.37	19,176	6.23	20,299	6.95	21,675	7.01
Agricultural	1,510	0.42	1,272	0.39	1,441	0.47	2,957	1.01	4,164	1.35
Construction and land	33,651	9.35	27,513	8.39	15,254	4.96	14,083	4.82	14,510	4.69
Total real estate loans	350,384	97.31	321,893	98.21	302,489	98.35	286,987	98.26	306,338	99.05
Commercial and industrial	4,390	1.22	326	0.10	51	0.02	176	0.06	—	—
Consumer and other loans	5,314	1.47	5,539	1.69	5,018	1.63	4,900	1.68	2,929	0.95
Total loans	$360,088	100.00%	$327,758	100.00%	$307,558	100.00%	$292,063	100.00%	$309,267	100.00%
Allowance for loan losses	(1,297)		(1,097)		(1,016)		(922)		(1,008)
Loans, net	$358,791		$326,661		$306,542		$291,141		$308,259

Contractual Maturities and Interest Rate Sensitivity.    The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2019.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.  Loans are presented net of loans in process.

	Real Estate Loans
	One-to-Four Family	Multi-family	Home Equity	Non-Residential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$1,088	$16	$545	$—	$—	$7,621	$634	$4,289	$14,193
More than one to five years	14,486	102	501	7,770	580	5,382	3,756	677	33,254
More than five to ten years	31,177	207	4,011	7,662	324	7,764	—	36	51,181
More than ten years	242,326	1,280	134	3,918	606	12,884	—	312	261,460
Total	$289,077	$1,605	$5,191	$19,350	$1,510	$33,651	$4,390	$5,314	$360,088

For loans with maturities greater than one year from June 30, 2019, $28.8 million have variable rates and $317.1 million have fixed rates.

Loan Approval Procedures and Authority.    Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At June 30, 2019, based on the 15% limitation, Oconee Federal Savings and Loan Association’s loans-to-one-borrower limit was approximately $12.1 million.  At June 30, 2019, our largest loan relationship with one borrower was for approximately $3.8 million secured by a brokerage account and was performing in accordance with its terms on that date.

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

One-to-four Family Residential Real Estate.    The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences.  These loans are made in amounts generally with loan-to-value ratios of up to 80% for traditional owner-occupied homes.  For traditional homes, we may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral.  We may make exceptions for special loan programs that we offer. At June 30, 2019, $289.1 million, or 80.3% of our total loan portfolio, consisted of one-to-four family residential mortgage loans.  Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.

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

Secondary Mortgage Lending

We have access to secondary mortgage lending programs. As such we originated and sold $5.5 million of conforming one-to-four residential real estate mortgage loans for the year ended June 30, 2019 as compared to $4.5 million for the year ended June 30, 2018.

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

Delinquent Loans.    The following table sets forth our loan delinquencies by type and amount at the dates indicated:

	At June 30,
	2019				2018
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Total	Days	Days	or More	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four family	$5,879	$1,486	$229	$7,594	$5,180	$1,787	$897	$7,864
Multi-family	228	—	—	228	—	—	—	—
Home equity	64	—	40	104	106	84	40	230
Nonresidential	458	—	—	458	376	179	—	555
Agricultural	—	—	—	—	—	424	—	424
Construction and land	308	31	—	339	50	34	—	84
Total real estate loans	6,937	1,517	269	8,723	5,712	2,508	937	9,157
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other loans	8	—	—	8	—	—	—	—
Total	$6,945	$1,517	$269	$8,731	$5,712	$2,508	$937	$9,157

Total delinquencies decreased $426 thousand, or 4.7%, to $8.7 million at June 30, 2019 as compared to total delinquencies of $9.2 million at June 30, 2018. We count loans with partial payments due as delinquent.

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

	At June 30,
	2019	2018
	(Dollars in thousands)
Special mention assets	$3,286	$4,998
Substandard assets	5,818	8,627
Doubtful assets	—	—
Loss assets	—	—
Real estate owned	811	1,074
Total Special mention and Classified assets	$9,915	$14,699

Real estate owned assets decreased by $263 thousand, or 24.5%, to $811 thousand at June 30, 2019 from $1.1 million at June 30, 2018.  Our substandard assets decreased by $2.8 million, or 32.6%, to $5.8 million at June 30, 2019 from $8.6 million at June 30, 2018.  Our overall classified asset totals decreased by $4.8 million, or 32.5%, to $9.9 million at June 30, 2019 from $14.7 million at June 30, 2018. Special mention assets at June 30, 2019 consisted primarily of one-to-four family real estate loans of $3.2 million and $69 thousand of other loans as compared to the June 30, 2018 balances which consisted primarily of one-to-four family real estate loans of $3.4 million, nonresidential real estate loans of $1.1 million, and $505 thousand of other loans. Substandard assets at June 30, 2019 consisted primarily of $4.4 million in one-to-four family residential real estate loans, $908 thousand of nonresidential real estate loans and $507 thousand of other loans as compared to the June 30, 2018 balances which consisted primarily of $6.7 million in one-to-four family residential real estate loans, $1.2 million of nonresidential real estate loans and $697 thousand of other loans.

Loans classified as substandard and doubtful are considered to be impaired loans. Impaired loans are loans that we do not reasonably believe that we will collect all contractual principal and interest payments due on the loans. Those $250 thousand and over are individually evaluated to determine if a specific loss reserve is required. All others are collectively evaluated. The recorded investment of substandard and doubtful loans at June 30, 2019 was $5.8 million, a decrease of $2.8 million from $8.6 million at June 30, 2018.  There were no specific allowances reserved for these loans at June 30, 2019 or June 30, 2018.

Nonperforming Assets.    We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection.  Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not received for loans placed on nonaccrual are reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual.  Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured.  Loans are moved to nonaccrual status in accordance with our policy, which is typically upon 90 days of non-payment.  Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended June 30, 2019, there were no defaults on any loans that were considered TDRs.  At June 30, 2019, all TDRs were on nonaccrual status.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:

	At June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,674	$3,969	$2,762	$2,133	$2,311
Multi-family	—	—	—	—	—
Home equity	40	40	89	126	—
Nonresidential	816	908	43	942	1,379
Agricultural	356	445	514	531	487
Construction and land	31	19	75	25	—
Total real estate loans	3,917	5,381	3,483	3,757	4,177
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	1	—	—	—
Total nonaccrual loans	$3,917	$5,382	$3,483	$3,757	$4,177
Accruing loans past due 90 days or more:
Real estate loans	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Total of nonaccrual and 90 days or more past due loans	$3,917	$5,382	$3,483	$3,757	$4,177
Real estate owned:
One-to-four family	$226	$91	$152	$899	$1,335
Nonresidential	585	983	713	267	365
Construction and land	—	—	—	188	392
Total real estate owned	811	1,074	865	1,354	2,092
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$4,728	$6,456	$4,348	$5,111	$6,269

Accruing troubled debt restructurings	$—	$—	$—	$—	$—
Accruing troubled debt restructurings and total nonperforming assets	$4,728	$6,456	$4,348	$5,111	$6,269

Total nonperforming loans to total loans	1.09%	1.64%	1.13%	1.29%	1.35%
Total nonperforming assets to total assets	0.90%	1.32%	0.90%	1.05%	1.32%
Total nonperforming assets to loans and real estate owned	1.31%	1.96%	1.41%	1.74%	2.01%

All nonperforming loans in the table above were classified either as substandard or doubtful.  There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $283 thousand for the year ended June 30, 2019.  No interest was recognized on these loans for the year ended June 30, 2019.  Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $135 thousand for the year ended June 30, 2019.  No interest was recognized on TDRs during the year ended June 30, 2019.

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

Specific Allowances for Identified Problem Loans.    We establish a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  Factors in identifying a specific problem loan include:

●	the strength of the customer’s personal or business cash flows;
●	the availability of other sources of repayment;
●	the amount due or past due;
●	the type and value of collateral;
●	the strength of our collateral position;
●	the estimated cost to sell the collateral; and
●	the borrower’s effort to cure the delinquency.

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

Overall Allowance. Our allowance at June 30, 2019 reflects a general valuation component of $1.3 million and no specific component of specific loans determined to be impaired.  Our allowance at June 30, 2018 also consisted of a general valuation component of $1.1 million and no specific component of specific loans determined to be impaired. The overall allowance increased $200 thousand and increased as a percentage of total loans to 0.36% as of June 30, 2019 compared to 0.33% as of June 30, 2018.  Substandard loans decreased from $8.6 million to $5.8 million from June 30, 2018 to June 30, 2019.

At June 30, 2019, all individually evaluated impaired loans were within our acquired loan portfolio and totaled $3.3 million, all of which were purchased credit impaired. There was no impairment measured on these loans. At June 30, 2018, within our acquired loan portfolio, we had a total of $3.5 million in individually evaluated impaired loans, all of which were purchased credit impaired. There was no impairment measured on these loans.

Within our originated portfolio, there were no loans specifically identified as impaired at June 30, 2019 or June 30, 2018. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2019 and 2018.  Net charge-offs for the year ended June 30, 2019 were $18 thousand compared to $27 thousand for the year ended June 30, 2018.

Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the years indicated:

	Year Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of year	$1,097	$1,016	$922	$1,008	$855
Provision for loan losses	218	108	203	451	195
Charge-offs:
Real estate loans
One-to-four family	(18)	—	(33)	(447)	—
Multi-family	—	—	—	—	—
Home equity	—	(13)	—	(72)	(40)
Nonresidential	—	—	(77)	—	—
Agricultural	—	—	—	—	—
Construction and land	—	(26)	—	(9)	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	(1)	(1)	(9)	(2)
Total charge-offs	(18)	(40)	(111)	(537)	(42)

Recoveries:
Real estate loans
One-to-four family	—	—	2	—	—
Multi-family	—	—	—	—	—
Home equity	—	13	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	—	13	2	—	—
Net charge-offs	(18)	(27)	(109)	(537)	(42)
Allowance at end of year	$1,297	$1,097	$1,016	$922	$1,008

Allowance to nonperforming loans	33.11%	20.38%	29.17%	24.54%	24.13%
Allowance to total loans outstanding at the end of the year	0.36	0.33	0.33	0.31	0.32
Net charge-offs to average loans outstanding during the year	0.01	0.01	0.04	0.18	0.01

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

	At June 30,
	2019			2018			2017
	(Dollars in thousands)
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to-four family	$995	76.71%	80.28%	$939	85.60%	82.34%	$900	88.59%	84.57%
Multi-family	4	0.31	0.45	4	0.36	0.53	4	0.39	0.61
Home equity	24	1.85	1.44	8	0.73	1.19	2	0.20	1.59
Nonresidential	87	6.71	5.37	66	6.02	5.37	63	6.20	6.15
Agricultural	3	0.23	0.42	1	0.09	0.39	1	0.10	0.47
Construction and land	94	7.25	9.35	74	6.75	8.39	35	3.44	4.96
Total real estate loans	1,207	93.07	97.31	1,092	99.55	98.21	1,005	98.92	98.35
Commercial and industrial	67	5.17	1.22	4	0.36	0.10	4	0.39	0.02
Consumer and other loans	23	1.77	1.47	1	0.09	1.69	7	0.69	1.63
Total allowance for loan losses	$1,297	100.00%	100.00%	$1,097	100.00%	100.00%	$1,016	100.00%	100.00%

	At June 30,
	2016			2015
	(Dollars in thousands)
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to-four family	$733	79.50%	82.55%	$910	90.28%	82.52%
Multi-family	4	0.43	0.68	4	0.40	0.83
Home equity	2	0.22	2.25	1	0.10	2.65
Nonresidential	130	14.10	6.95	55	5.46	7.01
Agricultural	5	0.54	1.01	4	0.39	1.35
Construction and land	39	4.23	4.82	25	2.48	4.69
Total real estate loans	913	99.02	98.26	999	99.11	99.05
Commercial and industrial	6	0.65	0.06	—	—	—
Consumer and other loans	3	0.33	1.68	9	0.89	0.95
Total allowance for loan losses	$922	100.00%	100.00%	$1,008	100.00%	100.00%

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

At June 30, 2019, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

Our investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities.  As of June 30, 2019, we held no asset-backed securities other than mortgage-backed securities.  Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.  At June 30, 2019, none of the collateral underlying our securities portfolio was considered subprime or Alt-A (generally defined as loan collateral having less than full documentation).

Current accounting principles require that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent.  Securities available-for-sale and trading securities are reported at fair value and securities held-to-maturity are reported at amortized cost.  All securities were classified as available-for-sale at June 30, 2019 and 2018. A periodic review and evaluation of our securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings.  At June 30, 2019, the fair values of our securities are based on published or securities dealers’ market values.  At June 30, 2019, the amortized cost of our securities classified as available-for-sale was $94.7 million compared to $118.3 million at June 30, 2018.  The fair value of securities classified as available-for-sale was $95.4 million compared to $115.1 million at June 30, 2018.  The decrease in securities classified as available-for-sale is a result of using paydowns and sales of securities to fund our loan demand.

U.S. Government and Federal Agency Obligations.    We may invest in U.S. Government and federal agency securities.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities.    At June 30, 2019, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $40.4 million and $40.5 million, respectively.  Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages.  Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Mortgage-backed securities typically are collateralized by pools of one-to-four family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.  GNMA, a United States Government agency, and government sponsored enterprises, such as FNMA and FHLMC, either guarantee the payments or guarantee the timely payment of principal and interest to investors.  Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities.  In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

Bank-Owned Life Insurance.    We invest in bank-owned life insurance to provide us with a funding source for deferred compensation agreements.  Bank-owned life insurance also generally provides us noninterest income that is non-taxable.  Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.  At June 30, 2019 and 2018, we had $19.0 million and $18.6 million, respectively, invested in bank-owned life insurance.

Securities Portfolio Composition.    The following table sets forth the composition of our securities portfolio at the dates indicated:

	At June 30,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	$212	$20	$129	$20	$182
Certificates of deposit	2,493	2,499	5,485	5,391	6,230	6,228
Municipal securities	24,968	25,225	43,393	42,338	39,847	39,799
SBA loan pools	22	22	401	403	563	565
CMOs	14,889	14,970	10,529	10,084	13,024	12,785
U.S. Government agency mortgage-backed securities	40,366	40,542	44,490	43,290	44,884	44,825
U.S. Government agencies	11,980	11,959	14,027	13,511	14,082	13,950
Total available-for-sale	$94,738	$95,429	$118,345	$115,146	$118,650	$118,334

Securities Portfolio Maturities and Yields.    The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2019.  Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.  The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2019 was 4.1 years.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$—	—%	$—	—%	$—	—%
Certificates of deposit	—	—	2,493	2.37	—	—
Municipal securities	—	—	5,080	2.17	12,869	2.23
SBA loan pools	—	—	22	5.15	—	—
CMOs	—	—	11,298	2.45	3,591	2.64
U.S. Government agency mortgage-backed securities	—	—	34,864	2.44	5,502	2.43
U.S. Government agency bonds	2,000	1.54	4,032	1.75	5,948	2.55
Total available-for-sale	$2,000	1.54%	$57,789	2.37%	$27,910	2.39%

	More than Ten Years		Total
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	—%	$20	—%
Certificates of deposit	—	—	2,493	2.37
Municipal securities	7,019	2.17	24,968	2.20
SBA loan pools	—	—	22	5.15
CMOs	—	—	14,889	2.50
U.S. Government agency mortgage-backed securities	—	—	40,366	2.44
U.S. Government agency bonds	—	—	11,980	2.12
Total available-for-sale	$7,039	2.16%	$94,738	2.34%

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated:

	At June 30,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

NOW and demand deposits (1)	$92,665	22.11%	$81,729	21.09%	$73,689	18.68%
Money market deposits	75,500	18.01	64,418	16.62	88,376	22.40
Regular savings and other deposits	28,301	6.75	28,045	7.24	28,903	7.33
Certificates of deposit - IRA	59,580	14.22	59,580	15.37	59,580	15.10
Certificates of deposit - other	163,060	38.91	153,816	39.68	143,957	36.49
Total	$419,106	100.00%	$387,588	100.00%	$394,505	100.00%

(1)  Includes noninterest bearing deposits of $36.2 million and $31.2 million at June 30, 2019 and 2018, respectively.

As of June 30, 2019, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $250 thousand was approximately $26.8 million.  The following table sets forth the maturity of these certificates of deposit as of June 30, 2019:

June 30, 2019 Certificates of Deposit greater than or equal to $250 thousand
(Dollars in thousands)
Maturity Period:
Three months or less	$2,586
Over three through six months	2,199
Over six through twelve months	12,599
Over twelve months	9,393
Total	$26,777

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

At June 30, 2019, we had FHLB advances of $19.0 million at a weighted average stated rate of 2.75%, all of which mature in less than six months. At June 30, 2018, we had FHLB advances of $14.5 million at a weighted average stated rate of 2.14%, all of which matured in less than six months from year end. Our remaining available credit with the FHLB was $109.1 million as of June 30, 2018. There were no overnight borrowings at June 30, 2019 or June 30, 2018.

Subsidiary and Other Activities

Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.

Personnel

As of June 30, 2019, we had 77 full-time employees. Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.

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

At June 30, 2019, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million.  Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

Net Operating Loss Carryovers.    A financial institution may carry back net operating losses created before January 1, 2018 to the preceding two taxable years and forward to the succeeding 20 taxable years. Net operating losses created after December 31, 2017 may be carried forward indefinitely. A net operating loss carryforward of $403 thousand was acquired as part of a previous acquisition.  At June 30, 2019 and 2018, $309 thousand and $329 thousand, respectively, of this carryforward remained.

Corporate Dividends-Received Deduction.    Oconee Federal Financial Corp. may exclude from its income 100% of dividends received from Oconee Federal Savings and Loan Association as a member of the same affiliated group of corporations.  The corporate dividends-received deduction is generally 65% in the case of dividends received from 20%-or-more-owned domestic corporations and 50% in the case of dividends received from less-than-20%-owned domestic corporations.

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

Capital Requirements.    Federal regulations require federal savings associations to maintain common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and for institutions, such as Oconee Federal Savings and Loan Association, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

The regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCP Act”), the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio and elects the alternative regulatory capital scheme will be deemed to be in compliance with all other capital and leverage requirements, including being categorized as “well capitalized” for Prompt Corrective Action purposes, as described later.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A proposed rule was issued in February 2019 that would establish the “Community Bank Leverage Ratio” at 9%.

Loans-to-One Borrower.    Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by specified readily marketable collateral, which does not include real estate. As of June 30, 2019, Oconee Federal Savings and Loan Association’s largest lending relationship with a single or related group of borrowers totaled $5.0 million, which represented 6.2% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.

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

A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. In addition, non-compliance with the QTL test is subject to agency enforcement action for a violation of law.  At June 30, 2019, Oconee Federal Savings and Loan Association maintained approximately 80.5% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions.    Federal regulations govern capital distributions by a federal savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

●

the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

●	the association would not be at least adequately capitalized following the distribution;
●	the distribution would violate any applicable statute, regulation, agreement or regulatory-imposed condition; or
●	the association is not eligible for expedited treatment of its application or notice filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before its board of directors declares a dividend.

A notice or application for a capital distribution may be disapproved if:

●	the association would be undercapitalized following the distribution;
●	the proposed capital distribution raises safety and soundness concerns; or
●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

The Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.  In addition, Oconee Federal Savings and Loan Association’s ability to pay dividends is limited if Oconee Federal Savings and Loan Association does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Oconee Federal Financial Corp. to pay dividends to its stockholders. See “Capital Requirements” above.

Liquidity.    A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater of highly liquid assets.  At June 30, 2019, this ratio was 23.9%.  Total cash and cash equivalents was 8.7% of total deposits at June 30, 2019.

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

Transactions with Related Parties.    A federal savings and loan association’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and the Federal Reserve Act and its implementing regulations. The term “affiliate” for these purposes generally means any company that controls, is controlled by, or is under common control with an insured depository institution such as Oconee Federal Savings and Loan Association. Oconee Federal Financial Corp. and Oconee Federal, MHC are affiliates of Oconee Federal Savings and Loan Association. In general, transactions with affiliates must be on terms that are as favorable to the savings and loan association as comparable transactions with non-affiliates and are subject to certain quantitative limits and collateral requirements. In addition, savings and loan associations are prohibited from lending to any affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Transactions with affiliates also must be consistent with safe and sound banking practices and not involve the purchase of low-quality assets.

Oconee Federal Savings and Loan Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of the Federal Reserve Act and related regulations. Among other things, those provisions require that extensions of credit to insiders:

●

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features (subject to certain exemptions for lending programs that are available to all employees); and

●

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

At June 30, 2019, Oconee Federal Savings and Loan Association met the criteria for being considered “well-capitalized.”

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

Under the FDIC’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund.  The range of assessments for banks of less than $10 billion in assets is 1 1/2 basis points to 30 basis points of total assets less tangible capital, effective July 1, 2016.  Risk categories are currently based upon a combination of examination ratings and financial modeling designed to estimate the probability that an institution fails over a three year period.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  For the quarter ended June 30, 2019, the annualized FICO assessment rate equaled 0.12 basis points of total assets less tier 1 capital.  The bonds issued by the FICO are due to mature by year-end 2019.

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

Federal Home Loan Bank System.    Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of June 30, 2019, Oconee Federal Savings and Loan Association was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Oconee Federal Savings and Loan Association are subject to state usury laws and federal laws concerning interest rates. Oconee Federal Savings and Loan Association’s operations are also subject to federal laws (and regulations) applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	Truth in Savings Act.

The operations of Oconee Federal Savings and Loan Association also are subject to the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●

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

Capital.    Savings and loan holding companies historically have not been subjected to consolidated regulatory capital requirements.  The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) required the Federal Reserve Board to generally establish for depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries.  However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and the EGRRCP Act directed the Federal Reserve Board to increase the asset threshold for the exception to $3.0 billion, which was done in August 2018.  Consequently, savings and loan holding companies of less than $3.0 billion of assets, such as Oconee Federal, MHC and Oconee Federal Financial Corp., are exempted from the consolidated holding company regulatory capital requirements unless otherwise directed by the Federal Reserve Board in individual cases.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

As of June 30, 2019, the net book value of our properties was $6.7 million.  The following is a list of our offices:

						Net Book Value
				Year	Square	of Real
Location				Acquired	Footage	Property
						(Dollars in thousands)
Main Office	115 E. North 2nd St.	Seneca, South Carolina	Owned	1966	7,000	$697
Main Office Annex	201 E. North 2nd St.	Seneca, South Carolina	Owned	1996	7,500	679
Branch Office	813 123 By-Pass	Seneca, South Carolina	Owned	1985	5,250	428
Branch Office	204 W. North Broad St.	Walhalla, South Carolina	Owned	1973	3,100	325
Branch Office	111 W. Windsor St.	Westminster, South Carolina	Owned	1972	3,200	232
Branch Office	2859 Highway 17 Alternate	Toccoa, Georgia	Owned	2014	17,007	2,318
Branch Office	12 East Doyle St.	Toccoa, Georgia	Owned	2014	5,548	742
Branch Office	221 Highway 76 East	Clayton, Georgia	Owned	2014	5,851	460
Future Branch Office	208 Kelly Road	Clemson, South Carolina	Owned	2018	Land only	800
						$6,681

We also lease a loan production office in Clemson, South Carolina. We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.  Legal Proceedings

We are not currently involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Periodically, there have been claims involving Oconee Federal Savings and Loan Association, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incidental to our business.

At June 30, 2019, we were not involved in any legal proceedings the outcome of which management believes would be material to our financial condition or results of operations.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market.    Our common stock is listed on the Nasdaq Capital Market under the symbol “OFED.” The approximate number of holders of record of our common stock as of September 10, 2019 was 282.  Certain shares of our common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Equity Compensation Plans.    At June 30, 2019, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases.        On March 20, 2019, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock, terminating the previous authorization on November 24, 2015 to repurchase 175,000 shares. The repurchase authorization has no expiration date.  In connection with these repurchase authorizations, the Company has purchased a total of 56,622 shares of its common stock during the year ended June 30, 2019.  During the three months ended June 30, 2019, the Company repurchased 6,745 shares of its common stock.

					Approximate Maximum
	Total		Total Number of		Dollar Value or Number
	Number of	Average Price	Shares Purchased		of Shares That May Yet
	Shares	Paid Per	as Part of Publicly		be Purchased Under
	Purchased	Share	Announced Plan		Publicly Announced Plans
April 1 - April 30, 2019	336	$26.40	336		93,047
May 1 - May 31, 2019	745	$25.38	745		92,302
June 1 - June 30, 2019	5,664	$23.00	5,664		86,638	(2)
Total	6,745	$23.43	6,745	(1)

(1)	All shares were purchased pursuant to a publicly announced repurchase programs that were approved by the Board of Directors on November 24, 2015 and March 20, 2019.

(2)	Represents the maximum number of shares available for repurchase under the March 20, 2019 plan at June 30, 2019.

Sales of Unregistered Securities.      During the year ended June 30, 2019, we did not offer or sell any unregistered securities.

ITEM 6.  Selected Financial Data

	At or For the Year Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Financial condition data:
Total assets	$527,826	$487,959	$481,317	$485,640	$475,344
Investment securities	95,429	115,146	118,334	132,084	111,167
Loans receivable, net	358,791	326,661	306,542	291,141	308,259
Deposits	419,106	387,588	394,505	399,634	394,093
Total equity	88,297	84,865	85,961	85,401	80,790

Operating data:
Interest and dividend income	$18,846	$17,046	$17,154	$17,755	$16,185
Interest expense	3,593	1,810	1,324	1,189	1,229
Net interest income	15,253	15,236	15,830	16,566	14,956
Provision for loan losses	218	108	203	451	195
Noninterest income	1,693	1,662	2,126	2,643	1,398
Noninterest expenses	12,134	12,050	10,750	11,480	8,957
Income before income taxes	4,594	4,740	7,003	7,278	7,202
Income taxes	874	1,705	1,478	2,032	2,690
Net income	$3,720	$3,035	$5,525	$5,246	$4,512

Basic net income per share	$0.65	$0.53	$0.97	$0.91	$0.79
Diluted net income per share	$0.64	$0.52	$0.95	$0.90	$0.78

	For the Years Ended June 30,
	2019		2018		2017		2016		2015
Performance ratios:
Return on average assets	0.73%		0.63%		1.15%		1.09%		1.04%
Return on average equity	4.34		3.54		6.84		6.31		5.64
Interest rate spread (1)	3.07		3.33		3.52		3.72		3.66
Net interest margin (2)	3.24		3.43		3.58		3.77		3.73
Noninterest expense to average assets	2.39		2.45		2.23		2.39		2.07
Efficiency ratio (3)	71.44		70.77		60.30		60.16		55.33
Average interest-earning assets to average interest-bearing liabilities	1.22	x	1.22	x	1.19	x	1.18	x	1.20	x
End of year equity to average assets	17.43%		17.69%		17.83%		17.78%		18.61%
Average equity to average assets	16.91		17.85		16.75		17.29		18.44

Capital ratios:
Total capital to risk weighted assets	29.03%		29.75%		32.46%		31.00%		32.28%
Common equity tier 1 capital to risk weighted assets	28.56		29.30		32.00		30.59		31.82
Tier I capital to risk weighted assets	28.56		29.30		32.00		30.59		31.82
Tier I capital to adjusted total assets	15.46		15.53		15.90		15.40		15.39

Asset quality ratios:
Allowance for loan losses as a percentage of total loans	0.36%		0.33%		0.33%		0.32%		0.32%
Allowance for loan losses as a percentage of nonperforming loans	33.11		20.38		29.17		24.54		24.13
Allowance for loan losses as a percentage of nonperforming assets	27.43		16.99		23.37		18.04		16.08
Net charge-offs to average outstanding loans during the period	0.01		0.01		0.04		0.18		0.01
Nonperforming loans as a percentage of total loans	1.09		1.64		1.13		1.29		1.35
Nonperforming assets as a percentage of total assets	0.90		1.32		0.90		1.05		1.32
Nonperforming assets as a percentage of loans and real estate owned	1.31		1.96		1.41		1.74		2.01

Other:
Number of full-service branch offices	7		7		7		7		7

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina.  Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a much lesser extent, nonresidential mortgage, construction and land and other loans.  We also invest in U.S. Government and federal agency securities, mortgage-backed securities and municipal securities.  Our revenues are derived principally from the interest on loans and securities and loan fees and service charges.  Our primary sources of funds are deposits and principal and interest payments on loans and securities.  At June 30, 2019, we had total assets of $527.8 million, total deposits of $419.1 million and total equity of $88.3 million.

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

Business Strategy

We have continued our primarily focus on the execution of our community oriented retail banking strategy.  Highlights of our current business strategy include the following:

●

Continue to Focus on Residential Lending. We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area.  As of June 30, 2019, $289.1 million, or 80.3%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (including home equity loans).  In the future, we may gradually increase our residential construction and home equity loan portfolios.

●

Maintain a Modest Portfolio of Nonresidential Real Estate Loans. We have historically maintained a small portfolio of nonresidential real estate loans. Our nonresidential real estate loans were $19.4 million, or 5.4% of our total loan portfolio at June 30, 2019.

●

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

●

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

●

Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only.  Our nonperforming assets totaled $4.7 million, or 0.90% of total assets at June 30, 2019.  Our total nonperforming loans to total loans ratio was 1.09% at June 30, 2019.  Total loan delinquencies, 30 days or more past due, as of June 30, 2019, were $8.7 million, or 2.4% of total loans.  Total loan delinquencies, 30 days or more past due, as of June 30, 2018, were $9.2 million, or 2.8% of total loans.

Comparison of Financial Condition at June 30, 2019 and June 30, 2018

Our total assets increased by $39.8 million, or 8.2%, to $527.8 million at June 30, 2019 from $488.0 million at June 30, 2018.

Our total cash increased by $26.8 million, or 270.2%, to $36.7 million at June 30, 2019 from $9.9 million at June 30, 2018. This increase was primarily due to deposit growth. Funds are being temporarily held in interest earning deposits pending repayment of FHLB advances. Our total cash and deposit balance includes the deposits of Oconee Federal, MHC.

Securities available-for-sale decreased $19.7 million from June 30, 2018 to June 30, 2019.  The Association is not actively replenishing security repayments and maturities with purchases due to the funding needs of our loan portfolio.

Total gross loans increased $32.3 million to $360.1 million at June 30, 2019 from $327.8 million at June 30, 2018. The majority of the increase was in our one-to-four family loans and construction loans, which increased by $19.2 million and $6.1 million, respectively, from June 30, 2018 to June 30, 2019.  Loan growth was funded by liquidation of securities available-for-sale, increase in interest earning deposits and increases in FHLB advances.

Our total deposits increased to $419.1 million at June 30, 2019 from $387.6 million at June 30, 2018. We believe the increased interest rate environment over the past year has made bank accounts more attractive to our customers. We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2019.

We had $19.0 million and $14.5 million in advances from the FHLB as of June 30, 2019 and June 30, 2018, respectively. We had credit available under a loan agreement with the FHLB in the amount of 25% of total assets, or approximately $128.1 million and $121.2 million at June 30, 2019 and June 30, 2018, respectively.

Our total stockholders’ equity increased $3.4 million to $88.3 million at June 30, 2019 from $84.9 million at June 30, 2018. The increase is primarily the result of net income for the year ended June 30, 2019 of $3.7 million.

Comparison of Operating Results for the Years Ended June 30, 2019 and June 30, 2018

General.    Net income increased by $685 thousand, or 22.6%, to $3.7 million for the year ended June 30, 2019 from $3.0 million for the year ended June 30, 2018, primarily due to a reduction in tax expense. In further detail, there was an increase in net interest income before the provision for loan losses of $17 thousand, or 0.1%, and an increase in noninterest income of $31 thousand, or 1.9%. These increases in income were offset with an increase in loan loss provision of $110 thousand, or 101.9%, and an increase in noninterest expense of $84 thousand, or 0.7%. Tax expense decreased $831 thousand, or 48.7%.

Interest Income.    Interest income increased by $1.8 million, or 10.6%, to $18.8 million for the year ended June 30, 2019 from $17.0 million for the year ended June 30, 2018.  The increase was primarily the result of an increase in our average outstanding interest earning asset balances for the year ended June 30, 2019 as compared to the year ended June 30, 2018.  The average balance of interest-earning assets increased to $470.7 million for the year ended June 30, 2019 from $444.8 million for the year ended June 30, 2018.  The average yield on interest-earning assets increased to 4.00% for the year ended June 30, 2018 from 3.83% for the year ended June 30, 2018.

Interest income on loans increased $1.8 million, or 12.0%, to $16.2 million for the year ended June 30, 2019 from $14.4 million for the year ended June 30, 2018. The average balance of our loans increased to $351.2 million for the year ended June 30, 2019 from $316.5 million for the year ended June 30, 2018.  The average yield was 4.60% for the year ended June 30, 2019 compared to 4.56% for the year ended June 30, 2018, a result of an increased loan rate environment during the year ended June 30, 2019. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities decreased $74 thousand, or 3.0%, to $2.37 million for the year ended June 30, 2019 from $2.44 million for the year ended June 30, 2018, reflecting a decrease of $12.7 million, or 10.5%, in the average balances of securities to $108.5 million from $121.2 million for the years ended June 30, 2019 and 2018, respectively, offset by an increase in the total average yield of our investment securities of 17 basis points to 2.18% from 2.01%.  The decrease in average balances of our investment securities is reflective of our efforts to use routine repayments and maturities in the investment portfolio to help fund our lending as opposed to reinvestment of such repayments back into the investment portfolio, as well as the liquidation of lower yielding investments. Our increased yields are reflective of the liquidation of lower yielding investments in fiscal 2019 along with overall higher investment rates generated on purchases made in late fiscal 2018 and early fiscal 2019.

Income on other interest earning assets increased by $146 thousand, or 89.0%, to $310 thousand for the year ended June 30, 2019 from $164 thousand for the year ended June 30, 2018. The average balance of other interest-earning assets increased $3.3 million to $10.4 million for the year ended June 30, 2019 from $7.1 million for the year ended June 30, 2018 while the yield increased 67 basis points over the same period. The increase in average balances was primarily due to funds being held in money market accounts pending repayment of FHLB advances. The increase in yield was primarily a result of increased short-term rates on interest-earning assets due to market rate increases and more favorable dividend rates.

Interest Expense.  Interest expense increased $1.8 million, or 98.5%, to $3.6 million for the year ended June 30, 2019 from $1.8 million for the year ended June 30, 2018. The average rate paid on interest bearing liabilities increased 43 basis points in fiscal year 2019 to 0.93% from 0.50% for fiscal year 2018. This increase was partially attributable to using more FHLB advances in fiscal year 2019 as well as general increases in deposit rates due to the competitive economic environment. The increase in the average rate paid on deposits was coupled with an increase in the average balance of interest bearing deposits of $13.8 million, or 3.9%, to $365.4 million for the year ended June 30, 2019 from $351.6 million for the year ended June 30, 2018.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased by $1.2 million, or 98.3% to $2.5 million for the year ended June 30, 2019 from $1.3 million for the year ended June 30, 2018.  The increase in interest expense on these deposits was attributable to the rising interest rate environment in the current fiscal year. The average cost on these deposits increased from 0.62% for the year ended June 30, 2018 to 1.13% for the year ended June 30, 2019. The average balance on these deposits increased $16.3 million, from $204.5 million for the year ended June 30, 2018 to $220.8 million for the year ended June 30, 2019.

Interest expense on NOW and demand deposits and regular savings and other deposits increased by $43 thousand to $138 thousand for the year ended June 30, 2019 from $95 thousand for the year ended June 30, 2018.  The increase in interest expense on these deposits was attributable to a slight increase in the average cost on these deposits to 0.15% from 0.11%, as well as a $2.4 million increase in average balances.

Interest expense on money market deposits increased $156 thousand as the cost of these deposits increased 26 basis points from 0.35% for the year ended June 30, 2018 to 0.61% for the year ended June 30, 2019.  The average balance of money market deposits decreased from $70.5 million to $65.7 million for the same period. The decrease in money market deposits was due to normal periodic fluctuations.

Interest expense for other borrowings increased by $345 thousand, or 163.5%, to $556 thousand for the year ended June 30, 2019 from $211 thousand for the year ended June 30, 2018. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. Average other borrowings were $21.4 million for the year ended June 30, 2019 compared to $13.7 million for the year ended June 30, 2018. The average rate was 2.60% and 1.54% for the year ended June 30, 2019 and 2018, respectively.

Net Interest Income.    Net interest income increased by $17 thousand, or 0.01%, to $15.3 million for the year ended June 30, 2019 compared to $15.2 million for fiscal 2018.  Net interest margin for the year ended June 30, 2019 was 3.24%, down 19 basis points from 3.43% for the year ended June 30, 2018.  This decrease in net interest margin was reflective of the increase in our average yield on interest earning assets to 4.00% for the year ended June 30, 2019 from 3.83% for the year ended June 30, 2018 and the increase in the average cost of funds to 0.93% for the year ended June 30, 2019 from 0.50% for the year ended June 30, 2018.

Provision for Loan Losses.    We recorded a provision for loan losses of $218 thousand for the year ended June 30, 2019 compared with a provision of $108 thousand for the year ended June 30, 2018.  Net charge-offs for the year ended June 30, 2019 were $18 thousand. Net charge-offs for the year ended June 30, 2018 were $27 thousand. The higher provision is primarily due to significant loan growth during the year ended June 30, 2019.

Our total allowance for loan losses was $1.3 million, or 0.36%, of total gross loans as of June 30, 2019. Our total allowance for loan losses was $1.1 million, or 0.33%, of total gross loans as of June 30, 2018. There were no specifically identified impaired loans at June 30, 2019 or June 30, 2018. The recorded investment in individually evaluated impaired loans was $3.3 million and $3.5 million at June 30, 2019 and at June 30, 2018, respectively. Total loans individually evaluated for impairment decreased $269 thousand, or 7.6%, to $3.26 million at June 30, 2019 compared to $3.53 million at June 30, 2018.

We used the same overall methodology in assessing the allowances for both periods. Our allowance reflects a general valuation component of $1.3 million and $1.1 million as of June 30, 2019 and June 30, 2018, respectively, with no specific component for loans determined to be impaired based upon analysis of certain individual loans determined to be impaired for the periods ended June 30, 2019 and June 30, 2018, respectively. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2019 and 2018.

Noninterest Income.    For the year ended June 30, 2019, noninterest income increased $31 thousand, or 1.9%, to $1.69 million from $1.66 million for the year ended June 30, 2018. Gains on the sale of mortgage loans, which totaled $122 thousand for the year ended June 30, 2019, increased $58 thousand compared to $64 thousand for the year ended June 30, 2018. The adoption of new accounting guidelines that require the recognition of the change in fair value of equity securities through the income statement totaled $82 thousand for the year ended June 30, 2019 compared to zero for the year ended June 30, 2018. Mortgage servicing income totaled $211 thousand for the year ended June 30, 2019 compared to $244 thousand for the year ended June 30, 2018. The mortgage servicing income is reducing due to the decreasing size of the loan servicing portfolio. Losses on the sale of securities totaled $40 thousand for the year ended June 30, 2019 compared to $7 thousand for the year ended June 30, 2018. Gains or losses on the sale of securities are largely market driven. Securities were sold at a loss during the year ended June 30, 2019 so that funds could be more beneficially used to yield higher net earnings going forward. Gains on the disposition of purchase credit impaired loans, which totaled $64 thousand for the year ended June 30, 2019, decreased $61 thousand compared to $125 thousand for the year ended June 30, 2018. We did not have the same opportunities for gains on the disposition of purchase credit impaired loans in the year ending June 30, 2019 as we did in the year ending June 30, 2018.

Noninterest Expense.    Noninterest expense increased $84 thousand, or 0.7%, to $12.13 million for the year ended June 30, 2019 from $12.10 million for the year ended June 30, 2018. Salaries and employee benefits increased by $355 thousand, or 5.4% to $6.9 million for the year ended June 30, 2019 from $6.6 million for the year ended June 30, 2018 due to routine increases. Occupancy and equipment expenses increased by $32 thousand, or 1.9% to $1.75 million for the year ended June 30, 2019 from $1.72 million for the year ended June 30, 2018 due to routine upgrades and improvements. Data processing expenses decreased by $97 thousand, or 9.8% to $893 thousand for the year ended June 30, 2019 from $990 thousand for the year ended June 30, 2018 due to fewer routine upgrades in the current year as well as more favorable third-party service pricing. Professional and supervisory fee expenses decreased by $364 thousand, or 36.2% to $642 thousand for the year ended June 30, 2019 from $1.0 million for the year ended June 30, 2018 primarily due to reduced audit and legal expenses. For the year ended June 30, 2019, we recognized an expense for the decrease in value of the loan servicing asset of $225 thousand compared to $48 thousand for the year ended June 30, 2018. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value.  These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Foreclosed asset expenses increased by $68 thousand, or 188.9% to $104 thousand for the year ended June 30, 2019 from $36 thousand for the year ended June 30, 2018. In the prior year, we recognized more gains from the sale of properties to offset foreclosure expenses than in the current year. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense.    Income tax expense decreased $831 thousand, or 48.7%, to $874 thousand for the year ended June 30, 2019 from $1.7 million for the year ended June 30, 2018. The decrease was primarily due to a reduction in the federal corporate tax rate from 35% to 21% along with a $973 thousand adjustment to the Company’s deferred tax asset in the prior year as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017.  Our effective income tax rate was 19% and 36% for the years ended June 30, 2019 and 2018, respectively.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For the Year Ended June 30,
	2019				2018				2017
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$351,765		$16,171	4.60%	$316,533		$14,443	4.56%	$300,581		$14,634	4.87%
Investment securities	76,176		1,637	2.15	82,919		1,591	1.92	90,225		1,590	1.76
Investment securities, tax-free	32,350		728	2.25	38,298		848	2.21	33,651		739	2.20
Other interest-earning assets	10,377		310	2.99	7,080		164	2.32	17,965		191	1.06
Total interest-earning assets	470,668		18,846	4.00	444,830		17,046	3.83	442,422		17,154	3.88
Noninterest-earning assets	35,989				34,934				39,792
Total assets	$506,657				$479,764				$482,214

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$50,983		$77	0.15%	$48,441		$53	0.11%	$48,385		$58	0.12%
Money market deposits	65,688		400	0.61	70,511		244	0.35	81,823		294	0.36
Regular savings and other deposits	27,941		61	0.22	28,105		42	0.15	28,736		43	0.15
Certificates of deposit	220,820		2,499	1.13	204,546		1,260	0.62	211,849		929	0.44
Total interest-bearing deposits	365,432		3,037	0.83	351,603		1,599	0.45	370,793		1,324	0.36
Other Borrowings	21,404		556	2.60	13,679		211	1.54	—		—	—
Total interest-bearing liabilities	386,836		3,593	0.93	365,282		1,810	0.50	370,793		1,324	0.36
Noninterest bearing deposits	32,539				27,766				28,367
Other noninterest-bearing liabilities	1,600				1,069				2,307
Total liabilities	420,975				394,117				401,467
Equity	85,682				85,647				80,747
Total liabilities and equity	$506,657				$479,764				$482,214

Net interest income			$15,253				$15,236				$15,830
Interest rate spread				3.07%				3.33%				3.52%
Net interest margin				3.24%				3.43%				3.58%
Average interest-earning assets to average interest-bearing liabilities	1.22	x			1.22	x			1.19	x

Rate/Volume Analysis

The following tables present the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities.  Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended
	June 30, 2019 Compared to 2018
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$1,619	$109	$1,728
Investment securities	(358)	284	(74)
Other interest-earning assets	90	56	146
Total	1,351	449	1,800

Interest expense:
Deposits	91	1,347	1,438
Other Borrowings	156	189	345
Total	247	1,536	1,783
Increase (decrease) in net interest income	$1,104	$(1,087)	$17

	Year Ended
	June 30, 2018 Compared to 2017
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$1,043	$(1,234)	$(191)
Investment securities	(48)	158	110
Other interest-earning assets	29	(56)	(27)
Total	1,024	(1,132)	(108)

Interest expense:
Deposits	(71)	346	275
Other Borrowings	211	—	211
Total	140	346	486
Increase (decrease) in net interest income	$884	$(1,478)	$(594)

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

The techniques we are currently using to manage interest rate risk include:

●	using pricing strategies in an effort to balance the proportions of 30-year and 15-year fixed rate loans in our portfolio;

●	maintaining a modest portfolio of adjustable-rate one-to-four family residential loans;

●	funding a portion of our operations with deposits with terms greater than one year;
●

focusing our business operations on local retail customers who value our community orientation and personal service and who may be somewhat less sensitive to interest rate changes than wholesale deposit customers; and

●	maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities.

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

An important measure of interest rate risk is the amount by which the net present value (“NPV”) of an institution’s cash flows from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates.  We have prepared an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve.  The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV.  Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2018 in the event of designated changes in the United States treasury yield curve.  At June 30, 2019, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage Total of Market Value of Assets
	(Dollars in thousands)
Up 300 basis points	$99,885	$(3,846)	(3.71)%	(0.72)%
Up 200 basis points	103,191	(540)	(0.52)	(0.10)
Up 100 basis points	104,749	1,018	0.98	0.19
Base	103,731	—	—	—
Down 100 basis points	106,701	2,970	2.86	0.56

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

Our cash flows are derived from operating activities, investing activities and financing activities.  Net cash flows provided by operating activities were $5.8 million for the year ended June 30, 2019 and $6.4 million for the year ended June 30, 2018.  Net cash flows used in investing activities were $11.4 million for the year ended June 30, 2019 and $22.2 million for the year ended June 30, 2018. Net cash flows provided by financing activities for the year ended June 30, 2019 were $32.4 million and $4.9 million for the year ended June 30, 2018.

Our most liquid assets are cash and short-term investments.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At June 30, 2019 and 2018, cash and short-term investments totaled $36.7 million and $9.9 million, respectively.  We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.

At June 30, 2019 and 2018, we had outstanding commitments to originate loans of $7.7 million and $23.1 million, respectively.  We had $36.2 million in unfunded commitments under lines of credit at June 30, 2019 and $30.6 million in unfunded commitments under lines of credit at June 30, 2018.  We anticipate that we will have sufficient funds available to meet our current loan commitments.  In recent periods, loan commitments have been funded through liquidity and normal deposit flows.  Certificates of deposit scheduled to mature in one year or less from June 30, 2019 totaled $158.8 million.  Management believes based on past experience that a significant portion of such deposits will remain with us.  Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.  Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets based upon management’s assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold.  If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta.  At June 30, 2019, we had a remaining available borrowing limit of $109.1 million in advances from the Federal Home Loan Bank of Atlanta.

We are subject to various regulatory capital requirements and at June 30, 2019, we were in compliance with all applicable capital requirements.  See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 11 of the Notes to our Consolidated Financial Statements.

Common Stock Dividend Policy.    The Company paid a quarterly $0.10 per share dividend on August 16, 2018, November 21, 2018, February 21, 2019, and May 23, 2019 for a total of $2.3 million in dividends paid during the year ended June 30, 2019.  On July 23, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock payable to stockholders of record as of August 8, 2019, which was paid on August 22, 2019.

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

For the fiscal year ended June 30, 2019, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Oconee Federal Financial Corp.

Seneca, South Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. and its subsidiary (the “Company”)  as of June 30, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2018.

Greenville, South Carolina

September 23, 2019

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2019 AND 2018

(Amounts in thousands, except share and per share data)

	June 30, 2019	June 30, 2018

ASSETS
Cash and due from banks	$5,678	$3,681
Interest-earning deposits	30,946	6,193
Fed funds sold	66	36
Total cash and cash equivalents	36,690	9,910
Securities available-for-sale	95,429	115,146
Loans	360,088	327,758
Allowance for loan losses	(1,297)	(1,097)
Net loans	358,791	326,661
Premises and equipment, net	8,134	6,817
Real estate owned, net	811	1,074
Accrued interest receivable
Loans	1,137	961
Investments	447	615
Restricted equity securities, at cost	1,854	1,639
Bank owned life insurance	19,022	18,554
Goodwill	2,593	2,593
Core deposit intangible	305	417
Loan servicing rights	868	1,093
Deferred tax assets	1,187	1,982
Other assets	558	497
Total assets	$527,826	$487,959

LIABILITIES
Deposits
Noninterest - bearing	$36,232	$31,189
Interest - bearing	382,874	356,399
Total deposits	419,106	387,588
Federal Home Loan Bank advances	19,000	14,500
Accrued interest payable and other liabilities	1,423	1,006
Total liabilities	439,529	403,094

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized;
6,530,074 and 6,488,975 shares outstanding, respectively	65	65
Treasury stock, at par, 771,008 and 714,386 shares, respectively	(8)	(7)
Additional paid-in capital	10,986	12,000
Retained earnings	77,464	76,136
Accumulated other comprehensive income (loss)	394	(2,528)
Unearned ESOP shares	(604)	(801)
Total shareholders’ equity	88,297	84,865
Total liabilities and shareholders’ equity	$527,826	$487,959

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Amounts in thousands, except share and per share data)

	Years Ended
	June 30, 2019	June 30, 2018

Interest and dividend income:
Loans, including fees	$16,171	$14,443
Securities, taxable	1,637	1,591
Securities, tax-exempt	728	848
Other interest-earning assets	310	164
Total interest income	18,846	17,046
Interest expense:
Deposits	3,037	1,599
Other borrowings	556	211
Total interest expense	3,593	1,810
Net interest income	15,253	15,236
Provision for loan losses	218	108
Net interest income after provision for loan losses	15,035	15,128
Noninterest income:
Service charges on deposit accounts	424	427
Income on bank owned life insurance	468	483
Mortgage servicing income	211	244
Gain on sale of mortgage loans	122	64
ATM & debit card income	308	292
Change in fair value of equity securities, net	83	—
Loss on sale of securities, net	(40)	(7)
Gain on payoff of purchase credit impaired loans	64	125
Other	53	34
Total noninterest income	1,693	1,662
Noninterest expense:
Salaries and employee benefits	6,909	6,554
Occupancy and equipment	1,749	1,717
Data processing	893	990
ATM & debit card expense	217	190
Professional and supervisory fees	642	1,006
Office expense	193	228
Advertising	222	226
FDIC deposit insurance	128	135
Foreclosed assets, net	104	36
Change in loan servicing asset	225	48
Other	852	920
Total noninterest expense	12,134	12,050
Income before income taxes	4,594	4,740
Income tax expense	874	1,705
Net income	$3,720	$3,035
Other comprehensive income/(loss)
Unrealized gains/(losses) on securities available-for-sale	$3,767	$(2,890)
Tax effect	(768)	751
Reclassification adjustment for losses realized in net income	40	7
Tax effect	(8)	(2)
Total other comprehensive income/(loss)	3,031	(2,134)
Comprehensive income	$6,751	$901

Basic net income per share: (Note 3)	$0.65	$0.53
Diluted net income per share: (Note 3)	$0.64	$0.52
Dividends declared per share:	$0.40	$0.40

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Amounts in thousands, except share and per share data)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total

Balance at June 30, 2017	$65	$(7)	$11,940	$75,169	$(202)	$(1,004)	$85,961
Net income	—	—	—	3,035	—	—	3,035
Other comprehensive loss	—	—	—	—	(2,134)	—	(2,134)
Reclassification of the income tax	—	—	—	—	—	—
effects of the Tax Cuts and Jobs Act	—	—	—	192	(192)	—	—
Purchase of 15,041 shares of treasury stock (1)	—	—	(428)	—	—	—	(428)
Stock-based compensation expense	—	—	134	—	—	—	134
Dividends (2)	—	—	49	(2,260)	—	—	(2,211)
ESOP shares earned	—	—	305	—	—	203	508
Balance at June 30, 2018	$65	$(7)	$12,000	$76,136	$(2,528)	$(801)	$84,865
Balance at June 30, 2018	$65	$(7)	$12,000	$76,136	$(2,528)	$(801)	$84,865
Net income	—	—	—	3,720	—	—	3,720
Other comprehensive income	—	—	—	—	3,031	—	3,031
Reclassification of unrealized gain on equity securities	—	—	—	109	(109)	—	—
Reclassification of amortized premium on callable securities	—	—	—	(245)	—	—	(245)
Purchase of 56,622 shares of treasury stock (3)	—	(1)	(1,586)	—	—	—	(1,587)
Stock-based compensation expense	—	—	126	—	—	—	126
Common Stock Issued	—	—	180	—	—	—	180
Dividends (4)	—	—	42	(2,256)	—	—	(2,214)
ESOP shares earned	—	—	224	—	—	197	421
Balance at June 30, 2019	$65	$(8)	$10,986	$77,464	$394	$(604)	$88,297

(1)	The weighted average cost of treasury shares purchased during the year was $28.45 per share. Treasury stock repurchases were accounted for using the par value method.
(2)

Approximately $93 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of 8,400 additional shares.  The portion of the dividend paid on allocated shares of approximately $48 and resulting release of approximately 1,800 shares, was treated as a dividend.  The portion of the dividend paid on unallocated shares of approximately $45 and resulting release of approximately 6,600 shares was accounted for as additional compensation expense for the year ended June 30, 2018.

(3)	The weighted average cost of treasury shares purchased during the year was $26.47 per share. Treasury stock repurchases were accounted for using the par value method.
(4)

Approximately $85 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,100 additional shares. The portion of the dividend paid on allocated shares of approximately $49 and resulting release of approximately 4,500 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $36 and resulting release of approximately 2,600 shares, and was accounted for as additional compensation expense for the year ended June 30, 2019.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Amounts in thousands, except share and per share data)

	Years Ended
	June 30, 2019	June 30, 2018

Cash Flows From Operating Activities
Net income	$3,720	$3,035
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	218	108
Provision for real estate owned	55	26
Depreciation and amortization, net	1,148	1,317
Net (accretion)/amortization of purchase accounting adjustments	(247)	190
Deferred income tax expense	18	1,137
Net (gain)/loss on sale of real estate owned	7	(96)
Net gain on sale of premises and equipment	(29)	—
Change in loan servicing asset	225	48
Net loss on sales of securities	40	7
Mortgage loans originated for sale	(5,498)	(4,455)
Mortgage loans sold	5,620	4,764
Gain on sales of mortgage loans	(122)	(64)
Increase in cash surrender value of bank owned life insurance	(468)	(483)
Gain on payoff of purchased credit impaired loans	(64)	(125)
ESOP compensation expense	421	508
Stock based compensation expense	126	134
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	(69)	173
Accrued interest payable and other liabilities	417	155
Net cash provided by operating activities	5,518	6,379
Cash Flows From Investing Activities
Purchases of premises and equipment	(1,811)	(669)
Disposal of premises and equipment	29	—
Purchases of securities available-for-sale	(12,201)	(18,288)
Proceeds from maturities, paydowns and calls of securities available-for-sale	11,054	13,866
Change in fair value of equity securities	(83)	—
Proceeds from sales of securities available-for-sale	23,928	3,980
Purchases of restricted equity securities	(940)	(1,488)
Redemptions of restricted equity securities	725	872
Proceeds from sale of real estate owned	633	473
Loan originations and repayments, net	(32,469)	(20,904)
Net cash used in investing activities	(11,135)	(22,158)
Cash Flows from Financing Activities
Net change in deposits	31,518	(6,917)
Proceeds from notes payable to FHLB	54,100	43,000
Repayment of notes payable to FHLB	(49,600)	(28,500)
Dividends paid	(2,214)	(2,211)
Purchase of treasury stock	(1,587)	(428)
Proceeds from sale of common stock, net of issuance costs	180	—
Net cash provided by financing activities	32,397	4,944
Change in cash and cash equivalents	26,780	(10,835)
Cash and cash equivalents, beginning of period	9,910	20,745
Cash and cash equivalents, end of period	$36,690	$9,910

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principle of Consolidation:   The consolidated financial statements of Oconee Federal Financial Corp. include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Intercompany accounts and transactions are eliminated during consolidation.  The Company is majority owned (72.31%) by Oconee Federal, MHC.  These consolidated financial statements do not include the transactions and balances of Oconee Federal, MHC.  The Association is a federally chartered stock savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans. Primarily, the Association’s business is in the Oconee County area of northwestern South Carolina, the northeast area of Georgia in Stephens County and Rabun County.  The following is a description of the significant accounting policies the Company follows in preparing and presenting its consolidated financial statements.

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

Securities: Securities are classified as available-for-sale when they might be sold before maturity.  Non-equity securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  Effective July 1, 2018, the change in fair value of equity securities is recognized in the income statement in accordance with ASU 2016-01.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Loans held for sale, for which the fair value option has been elected, are recorded at fair value as of each balance sheet date.  The fair value includes the servicing value of the loans as well as any accrued interest. There were no loans held for sale at June 30, 2019 or June 30, 2018.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

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

As of and for the Years Ended June 30, 2019 and 2018

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

As of and for the Years Ended June 30, 2019 and 2018

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

As of and for the Years Ended June 30, 2019 and 2018

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States.  The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance for up to $250 for substantially all depository accounts.  The Company from time to time may have amounts on deposit in excess of the insured limits, and management believes the risk of loss is not significant.

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

Future expected cash flows are re-estimated periodically over the life of each purchased credit impaired loan.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. For the years ended and as of June 30, 2019 and 2018, the amount of accretable yield on PCI loans was immaterial.

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

As of and for the Years Ended June 30, 2019 and 2018

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

Core Deposit Intangible: Core deposit intangible represents the estimated value of long-term deposit core deposit relationships acquired in a business combination. This value is amortized over the weighted-average estimated useful lives of deposit accounts using a method that management believes reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness. The core deposit intangible acquired will be amortized over 10 years using the original projections of future benefit stream of cash flows, adjusted periodically, if needed for potential impairment of the remaining unamortized balance of the core deposit intangible.

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

As of and for the Years Ended June 30, 2019 and 2018

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

As of and for the Years Ended June 30, 2019 and 2018

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

New Accounting Standards:

Accounting Standards Update (“ASU”) 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”.   Issued in May 2019, ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is assessing the impact of ASU 2019-05 on its consolidated financial statements. On July 17, 2019, the Financial Accounting Standards Board (“FASB”) voted to issue a proposal for public comment that would potentially result in a postponement of the required implementation date for ASU 2016-13.  Management will continue to monitor any new developments regarding this possible delay.

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”. Issued in April 2019, ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses will be effective for the Company for reporting periods beginning after December 15, 2019. The amendments related to hedging will be effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments related to recognition and measurement of financial instruments will be effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2019-01, “Leases (Topic 842): Codification Improvements”. Issued in March 2019, ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Accounting Standards Codification (ASC) 842, Leases, with that of the existing guidance (ASC 820, Fair Value Measurement).  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply and costs incurred to acquire the asset, as per ASC 842, Leases. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, Fair Value Measurement) should be applied. The ASU also requires lessors within the scope of ASC 942, Financial Services—Depository and Lending, to present all principal payments received under leases within investing activities. Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new lease standard. The amendment is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those years. The Company does not expect these amendments to have a material effect on its consolidated financial statements due to the fact that the Company does not have any significant leases.

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

As of and for the Years Ended June 30, 2019 and 2018

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

ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. Issued in May 2017, ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments are applied prospectively to an award modified on or after the adoption date. The Company has determined that this guidance does not have a material effect on its consolidated financial statements.

ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. Issued in March 2017, ASU 2017-08 amends the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments were applied with a cumulative-effect adjustment directly to retained earnings. The Company adopted this standard on June 30, 2019 as reflected by a $245 adjustment to retained earnings.

ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. Issued in January 2017, ASU 2017-04 amendments eliminate Step 2 from the goodwill impairment test.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  ASU 2017-04 should be adopted on a prospective basis.  The Company does not believe that this new guidance will have a material effect on its consolidated financial statements.

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

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Issued in June 2016, ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.  The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense.  Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has determined that it will continue to prepare its credit loss allowance internally. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements. On July 17, 2019, the Financial Accounting Standards Board (“FASB”) voted to issue a proposal for public comment that would potentially result in a postponement of the required implementation date for ASU 2016-13.  Management will continue to monitor any new developments regarding this possible delay.

ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”.  Issued in January 2016, ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.  This ASU was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance July 1, 2018 as reflected by a $109 adjustment to retained earnings, and as a result, measured the fair value of its loan portfolio as of June 30, 2019 using an exit price notion.

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

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There have been no other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of standards previously issued and not yet effective.

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

	Years Ended
	June 30, 2019	June 30, 2018
Earnings per share
Net income	$3,720	$3,035
Less: distributed earnings allocated to participating securities	(3)	(4)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(3)	(4)
Net earnings available to common shareholders	$3,714	$3,027

Weighted average common shares outstanding including participating securities	5,763,190	5,760,227
Less: participating securities	(8,800)	(15,355)
Less: average unearned ESOP shares	(68,459)	(83,646)
Weighted average common shares outstanding	5,685,931	5,661,226
Basic earnings per share	$0.65	$0.53

Weighted average common shares outstanding	5,685,931	5,661,226
Add: dilutive effects of assumed exercises of stock options	73,969	120,490
Average shares and dilutive potential common shares	5,759,900	5,781,716
Diluted earnings per share	$0.64	$0.52

During the years ended June 30, 2019 and 2018, there were 22,400 shares that were considered anti-dilutive as the weighted average exercise prices of outstanding stock options were in excess of the weighted average market value for the periods presented.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent.  U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises.  Effective July 1, 2018, the change in fair value of equity securities is recognized in the income statement in accordance with ASU 2016-01. Investment securities at June 30, 2019 and 2018 are as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$192	$212
Certificates of deposit	2,493	11	(5)	—	2,499
Municipal securities	24,968	295	(38)	—	25,225
SBA loan pools	22	—	—	—	22
CMOs	14,889	111	(30)	—	14,970
U.S. Government agency mortgage-backed securities	40,366	228	(52)	—	40,542
U.S. Government agency bonds	11,980	10	(31)	—	11,959
Total available-for-sale	$94,738	$655	$(156)	$192	$95,429

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
FHLMC common stock	$20	$109	$—	$129
Certificates of deposit	5,485	—	(94)	5,391
Municipal securities	43,393	14	(1,069)	42,338
SBA loan pools	401	2	—	403
CMOs	10,529	—	(445)	10,084
U.S. Government agency mortgage-backed securities	44,490	6	(1,206)	43,290
U.S. Government agency bonds	14,027	—	(516)	13,511
Total available-for-sale	$118,345	$131	$(3,330)	$115,146

Securities pledged at June 30, 2019 and 2018 had a fair value amount of $26,029 and $42,098, respectively, and were pledged to secure public deposits and FHLB advances.

At June 30, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE (Continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and twelve months or more at June 30, 2019 and 2018.  The table also shows the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2019
Available-for-sale:
Certificates of deposit	$991	$(5)	4	$—	$—	—	$991	$(5)	4
Municipal securities	745	(10)	2	3,750	(28)	7	4,495	(38)	9
CMOs	—	—	—	3,059	(30)	7	3,059	(30)	7
U.S. Government agency mortgage-backed securities	5,377	(9)	5	11,198	(43)	18	16,575	(52)	23
U.S. Government agency bonds	4,475	(23)	4	2,013	(8)	2	6,488	(31)	6
	$11,588	$(47)	15	$20,020	$(109)	34	$31,608	$(156)	49

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2018
Available-for-sale:
Certificates of deposit	$5,391	$(94)	22	$—	$—	—	$5,391	$(94)	22
Municipal securities	28,305	(587)	75	10,789	(482)	25	39,094	(1,069)	100
CMOs	1,334	(38)	2	8,750	(407)	14	10,084	(445)	16
U.S. Government agency mortgage-backed securities	30,997	(773)	43	10,887	(433)	13	41,884	(1,206)	56
U.S. Government agency bonds	5,789	(177)	7	7,722	(339)	7	13,511	(516)	14
	$71,816	$(1,669)	149	$38,148	$(1,661)	59	$109,964	$(3,330)	208

(1) Actual amounts.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE (Continued)

None of the unrealized losses at June 30, 2019 were recognized into net income for the year ended June 30, 2019 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value of these securities is expected to recover as they approach their maturity date or reset date.  None of the unrealized losses at June 30, 2018 were recognized as having OTTI during the year ended June 30, 2018.

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2019 and 2018 by contractual maturity are summarized in the following table.  Mortgage-backed securities are not scheduled since expected maturities will differ from contractual maturities because borrowers have the right to prepay the obligations. FHLMC common stock is not scheduled because it has no contractual maturity date.

	June 30, 2019		June 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$2,000	$1,994	$1,004	$1,003
Due from one to five years	11,627	11,663	19,415	19,049
Due after five years to ten years	18,817	18,955	33,186	32,230
Due after ten years	7,019	7,093	9,701	9,361
Mortgage-backed securities, CMOs and FHLMC stock (1)	55,275	55,724	55,039	53,503
Total available for sale	$94,738	$95,429	$118,345	$115,146

(1) Includes SBA loan pools.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the years ended June 30, 2019 and 2018:

	Year Ended
Available-for-sale:	June 30, 2019	June 30, 2018
Proceeds	$23,928	$3,980
Gross gains	35	11
Gross losses	(75)	(18)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS

The components of loans at June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
Real estate loans:
One-to-four family	$289,077	$269,868
Multi-family	1,605	1,735
Home equity	5,191	3,914
Nonresidential	19,350	17,591
Agricultural	1,510	1,272
Construction and land	33,651	27,513
Total real estate loans	350,384	321,893
Commercial and industrial	4,390	326
Consumer and other loans	5,314	5,539
Total loans	$360,088	$327,758

The following table presents the activity in the allowance for loan losses for the year ended June 30, 2019 by portfolio segment:

Year ended June 30, 2019	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$939	$74	$(18)	$—	$995
Multi-family	4	—	—	—	4
Home equity	8	16	—	—	24
Nonresidential	66	21	—	—	87
Agricultural	1	2	—	—	3
Construction and land	74	20	—	—	94
Total real estate loans	1,092	133	(18)	—	1,207
Commercial and industrial	4	63	—	—	67
Consumer and other loans	1	22	—	—	23
Total loans	$1,097	$218	(18)	$—	$1,297

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2019:

	Ending Allowance on Loans:		Loans:
At June 30, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$995	$2,291	$286,786
Multi-family	—	4	—	1,605
Home equity	—	24	—	5,191
Nonresidential	—	87	613	18,737
Agricultural	—	3	356	1,154
Construction and land	—	94	—	33,651
Total real estate loans	—	1,207	3,260	347,124
Commercial and industrial	—	67	—	4,390
Consumer and other loans	—	23	—	5,314
Total loans	$—	$1,297	$3,260	$356,828

The following table presents the activity in the allowance for loan losses for the year ended June 30, 2018 by portfolio segment:

Year ended June 30, 2018	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$900	$39	$—	$—	$939
Multi-family	4	—	—	—	4
Home equity	2	6	(13)	13	8
Nonresidential	63	3	—	—	66
Agricultural	1	—	—	—	1
Construction and land	35	65	(26)	—	74
Total real estate loans	1,005	113	(39)	13	1,092
Commercial and industrial	4	—	—	—	4
Consumer and other loans	7	(5)	(1)	—	1
Total loans	$1,016	$108	$(40)	$13	$1,097

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

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
As of and for the Years Ended June 30, 2019 and 2018
(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2019 and 2018, including the average recorded investment balance and interest earned for the years ended June 30, 2019 and 2018:

June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,375	$2,291	$—	$2,363	$53
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	648	613	—	642	—
Agricultural	905	356	—	390	—
Construction and land	—	—	—	—	—
Total real estate loans	3,928	3,260	—	3,395	53
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$3,928	$3,260	$—	$3,395	$53

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$3,928	$3,260	$—	$3,395	$53
Consumer and other loans	—	—	—	—	—
Total	$3,928	$3,260	$—	$3,395	$53

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

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

As of and for the Years Ended June 30, 2019 and 2018

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

Total past due and nonaccrual loans by portfolio segment at June 30, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$5,879	$1,486	$229	$7,594	$281,483	$289,077	$2,674	$—
Multi-family	228	—	—	228	1,377	1,605	—	—
Home equity	64	—	40	104	5,087	5,191	40	—
Nonresidential	458	—	—	458	18,892	19,350	816	—
Agricultural	—	—	—	—	1,510	1,510	356	—
Construction and land	308	31	—	339	33,312	33,651	31	—
Total real estate loans	6,937	1,517	269	8,723	341,661	350,384	3,917	—
Commercial and industrial	—	—	—	—	4,390	4,390	—	—
Consumer and other loans	8	—	—	8	5,306	5,314	—	—
Total	$6,945	$1,517	$269	$8,731	$351,357	$360,088	$3,917	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$5,180	$1,787	$879	$7,864	$262,004	$269,868	$3,969	$—
Multi-family	—	—	—	—	1,735	1,735	—	—
Home equity	106	84	40	230	3,684	3,914	40	—
Nonresidential	376	179	—	555	17,036	17,591	908	—
Agricultural	—	424	—	424	848	1,272	445	—
Construction and land	50	34	—	84	27,429	27,513	19	—
Total real estate loans	5,712	2,508	937	9,157	312,736	321,893	5,381	—
Commercial and industrial	—	—	—	—	326	326	—	—
Consumer and other loans	—	—	—	—	5,539	5,539	1	—
Total	$5,712	$2,508	$937	$9,157	$318,601	$327,758	$5,382	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

Troubled Debt Restructurings:

At June 30, 2019 and June 30, 2018, total loans that have been modified as troubled debt restructurings were $2,675 and $3,016, respectively, which consisted of one agricultural loan, two nonresidential real estate and four one-to-four family first lien loans at June 30, 2019 and one construction loan, two agricultural loans, two non-residential real estate loans and four one-to-four family first lien loans at June 30, 2018. There was no specific allowance for loss established for these loans at June 30, 2019 or June 30, 2018.  Additionally, there were no commitments to lend any additional amounts on any loan after the modification.  The one-to-four family first lien troubled debt restructured during the year ended June 30, 2019 involved renewing an existing loan with a term concession. No loans modified as troubled debt restructurings during the twelve months ended June 30, 2019 have defaulted since restructuring. All of these loans are on nonaccrual at June 30, 2019 and June 30, 2018. At June 30, 2019 and June 30, 2018, $2,291 and $2,521, respectively, were individually evaluated for impairment.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

Total loans by risk grade and portfolio segment at June 30, 2019:

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$276,141	$5,316	$3,217	$4,403	$—	$289,077
Multi-family	1,605	—	—	—	—	1,605
Home equity	4,733	313	69	76	—	5,191
Nonresidential	17,951	491	—	908	—	19,350
Agricultural	1,154	—	—	356	—	1,510
Construction and land	33,130	446	—	75	—	33,651
Total real estate loans	334,714	6,566	3,286	5,818	—	350,384
Commercial and industrial	4,390	—	—	—	—	4,390
Consumer and other loans	5,314	—	—	—	—	5,314
Total	$344,418	$6,566	$3,286	$5,818	$—	$360,088

Total loans by risk grade and portfolio segment at June 30, 2018:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$254,721	$5,051	$3,350	$6,746	$—	$269,868
Multi-family	1,735	—	—	—	—	1,735
Home equity	3,298	311	129	176	—	3,914
Nonresidential	13,462	1,802	1,143	1,184	—	17,591
Agricultural	217	349	261	445	—	1,272
Construction and land	26,551	771	115	76	—	27,513
Total real estate loans	299,984	8,284	4,998	8,627	—	321,893
Commercial and industrial	326	—	—	—	—	326
Consumer and other loans	5,539	—	—	—	—	5,539
Total	$305,849	$8,284	$4,998	$8,627	$—	$327,758

At June 30, 2019 and 2018, consumer mortgage loans secured by residential real estate properties totaling $194 and $243 respectively, were in formal foreclosure proceedings and are included in one-to-four family loans.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

Loans to principal officers, directors, and their affiliates during the years ended June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
Beginning balance	$1,134	$1,241
New loans	—	—
Repayments	(32)	(30)
Other	—	(77)
Ending balance	$1,102	$1,134

Directors and officers of the Company are customers of the institution in the ordinary course of business. In the opinion of management, these loans do not involve more than normal risk of collectability nor do they present other unfavorable features.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
Land	$2,225	$1,425
Buildings and improvements	8,134	7,962
Furniture, fixtures and equipment	2,781	2,132
Computer software	182	90
	13,322	11,609
Less: accumulated depreciation	(5,188)	(4,792)
	$8,134	$6,817

Depreciation expense was $494 and $426 for the years ended June 30, 2019 and 2018, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $2,593 at June 30, 2019 and 2018, respectively. The carrying value of the core deposit intangible was $305 and $417 at June 30, 2019 and 2018, respectively.

	June 30, 2019	June 30, 2018

Core deposit intangible gross	$959	$959
Accumulated amortization	(654)	(542)
Core deposit intangible net	$305	$417

Amortization expense for the core deposit intangible for the years ended June 30, 2019 and 2018 was $112 and $151, respectively.

Estimated amortization expense for each of the next five years is as follows:

2020	$94
2021	77
2022	60
2023	42
2024 and thereafter	32
Total	$305

NOTE 7—DEPOSITS

At June 30, 2019 and 2018, certificate of deposit accounts with balances over $250 totaled approximately $24,777 and $24,079, respectively.  Scheduled maturities of certificates of deposit at June 30, 2019 are as follows for each fiscal year:

2020	$158,772
2021	29,987
2022	20,547
2023	10,130
2024	3,204
$222,640

There are no certificates of deposit scheduled to mature after 2024.  The Company does not accept brokered certificates of deposit.

Directors and executive officers were customers of, and had transactions with, the Company in the ordinary course of business.  Included in such transactions are deposit accounts, all of which were made under normal terms.  The aggregate amount of these deposit accounts was $1,925 and $1,787 at June 30, 2019 and 2018, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 8 – BORROWINGS

At June 30, 2019 and 2018, advances from the Federal Home Loan Bank were as follows:

	June 30, 2019
	Balance	Stated Interest Rate
FHLB advances due September 2019 through December 2019	$19,000	2.62% - 2.78%
Total	$19,000

	June 30, 2018
	Balance	Stated Interest Rate
FHLB advances due September 2018 through November 2018	$14,500	2.09% - 2.23%
Total	$14,500

The average interest rate of all outstanding FHLB advances was 2.75% and 2.14% on June 30, 2019 and June 30, 2018, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $22,632 of investment securities at June 30, 2019. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $128,085 at June 30, 2019.

Payments over the next five fiscal years are as follows:

2020	$19,000

There were no overnight borrowings at June 30, 2019 or June 30, 2018.

NOTE 9—INCOME TAXES

Income tax expense for the years ended June 30, 2019 and 2018 was as follows:

	June 30, 2019	June 30, 2018
Current federal expense	$585	$561
Current state expense	269	230
Deferred federal expense	64	48
Deferred state benefit	(44)	(51)
Deferred tax liability remeasurement	—	917
Total	$874	$1,705

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES (Continued)

Temporary differences between tax and financial reporting that result in net deferred tax assets are as follows at June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Deferred tax assets:
Securities available-for-sale	$—	$672
Fair value adjustments from acquisition	399	447
Allowance for loan losses	334	282
Deferred loan fees, net	269	240
Deferred compensation	143	158
Basis difference in premises and equipment	—	98
Acquired net operating loss (“NOL”)	79	79
Equity compensation plans	32	29
Prepaid expenses	48	—
Real estate owned	10	—
Other	75	72
Total deferred tax assets	1,389	2,077

Deferred tax liabilities:
Securities available-for-sale	(154)	—
Prepaid expenses	—	(47)
FHLB stock dividends	(48)	(48)
Total deferred tax liabilities	(202)	(95)
Net deferred tax asset	$1,187	$1,982

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES (Continued)

A net operating loss (“NOL”) of $403 was acquired in the Stephens Federal Bank acquisition in 2014.  At June 30, 2019 and 2018, the NOL remaining totaled $309 and $329, respectively, with a deferred tax asset of $79 and $79, respectively.  The NOL will expire in 2034.  The realization of the deferred tax asset resulting from the NOL is dependent upon generating sufficient taxable income prior to the NOL’s expiration.  In assessing the realizability of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax asset would not be realized.  Based on the Company’s current and expected future financial performance as well as strong asset quality, management determined that no valuation allowance was necessary at June 30, 2019.

Retained earnings as of June 30, 2019 and 2018 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided.  These reserves may be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

A reconciliation of the amount computed by applying the federal statutory rate to pretax income with income tax expense for the years ended June 30, 2019 and 2018 is as follows:

	June 30, 2019		June 30, 2018
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$965	21.00%	$1,306	27.55%
Increase (decrease) resulting from:
State income tax expense	225	4.90	114	2.41
Life insurance benefits	(98)	(2.13)	(133)	(2.81)
Tax exempt interest income	(153)	(3.33)	(234)	(4.94)
Deferred tax liability remeasurement	—	—	917	19.35
Other—net	(65)	(1.41)	(265)	(5.59)
Total	$874	19.03%	$1,705	35.97%

The Company has no current uncertain tax positions in place. No amounts were accrued for penalties or interest as of June 30, 2019 and 2018. The Company is subject to U.S. federal income tax as well as income tax of the states of South Carolina and Georgia.  The Company is no longer subject to examination by taxing authorities for years before 2016.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to existing law.  As a result of the changes under the Tax Act, the Company recorded incremental income tax expense of $917 during the fiscal year ended June 30, 2018, which consisted of the remeasurement of deferred tax assets and liabilities at the new federal statutory rate of 21%.  As a result of the Tax Act and under guidance of Federal Regulations 1.15-1, the Company used a blended rate of 27.55% to record current Federal income tax expense in 2018.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

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

The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2019 and 2018 was as follows:

	June 30, 2019		June 30, 2018
	Fixed	Variable	Fixed	Variable
Loan commitments	$7,131	$583	$19,545	$3,568
Unused lines of credit	$22,810	$13,361	$24,040	$6,599

Commitments to make loans are generally made for periods of 60 days or less.  The fixed rate loan commitments are primarily for the purpose of financing the purchase, the refinance, or the construction of residential real estate.  At June 30, 2019, these commitments have interest rates ranging from 2.15% to 18.00% and maturities ranging from one to 30 years.

Financial instruments with off-balance-sheet risk:  The Company has no additional financial instruments with off-balance-sheet risk.

NOTE 11—REGULATORY CAPITAL REQUIREMENTS

Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes that as of June 30, 2019, the Association met all capital adequacy requirements to which it is subject.  Savings and loan holding companies became subject to capital requirements on January 1, 2015.  However, such capital requirements do not apply to savings and loan holding companies with consolidated assets of less than $3,000,000.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2019 and 2018, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Association’s category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Association to maintain minimum amounts and ratios of total, Tier 1 capital and Common Equity Tier 1 capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The net realized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that, as of June 30, 2019 and 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 11—REGULATORY CAPITAL REQUIREMENTS (Continued)

The Association’s actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets	$80,824	29.03%	$29,238	10.50%	$27,846	10.00%
Common equity tier 1 capital to risk weighted assets	79,527	28.56	19,492	7.00	18,100	6.50
Tier 1 (core) capital to risk weighted assets	79,527	28.56	23,669	8.50	22,276	8.00
Tier 1 (core) capital to average assets	79,527	15.46	20,571	4.00	25,714	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets	$76,018	29.75%	$25,237	9.875%	$25,556	10.00%
Common equity tier 1 capital to risk weighted assets	74,872	29.30	16,292	6.375	16,611	6.50
Tier 1 (core) capital to tangible assets	74,872	29.30	20,125	7.875	20,445	8.00
Tier 1 (core) capital to average assets	74,872	15.53	19,287	4.000	24,108	5.00

The June 30, 2019 and 2018 Common Equity Tier 1 Ratios, The Tier 1 to Risk Weighted Assets Capital Ratios, and the Total Risk Weighted Assets Capital Ratios displayed above under the heading “For Capital Adequacy Purposes” include conservation buffers of 2.50% and 1.875%, respectively.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter.  Management believes this test is met.

Dividend Restrictions—The Company’s principal source of funds for dividend payments is dividends received from the Association.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  Due to previously declared dividends in 2017 and 2018, the Association could not, without prior regulatory approval, declare dividends during 2019.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

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

Loans:

The fair values of loans, excluding loans held for sale and impaired loans, are estimated based on the loan’s interest rate structure. Fair values for variable rate loans that reprice frequently and with no significant change in credit risk are based on the carrying values resulting in a Level 3 classification. Fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality along with an exit price notion resulting in a Level 3 classification.

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no impaired loans with specific allocations at June 30, 2019 or 2018.

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

As of and for the Years Ended June 30, 2019 and 2018

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

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and 2018 are summarized below:

	Fair Value Measurements
	June 30, 2019		June 30, 2018
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$212	$—	$129	$—
Certificates of deposit	2,499	—	5,391	—
Municipal securities	25,225	—	42,338	—
SBA loan pools	22	—	403	—
CMOs	14,970	—	10,084	—
U.S. Government agency mortgage-backed securities	40,542	—	43,290	—
U.S. Government agency bonds	11,959	—	13,511	—
Total securities available-for-sale	95,429	—	115,146	—
Loan servicing rights	—	868	—	1,093
Total financial assets	$95,429	$868	$115,146	$1,093

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the years ended June 30, 2019 and 2018:

	Fair Value Measurements (Level 3)
	Year Ended
	June 30 2019	June 30, 2018
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$1,093	$1,141
Purchases	—	—
Unrealized net losses included in net income	(225)	(48)
Balance at end of period:	$868	$1,093

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

The table below presents assets measured at fair value on a non-recurring basis by level at June 30, 2019 and 2018:

	Fair Value Measurements
	June 30, 2019	June 30, 2018
	(Level 3)	(Level 3)
Non-financial assets:
Real estate owned, net:
One-to-four family	$226	$91
Nonresidential	585	983
Construction and land	—	—
Total non-financial assets	811	1,074
Total assets measured at fair value on a non-recurring basis	$811	$1,074

Real estate owned is carried at the lower of carrying value or fair value less costs to sell.  The carrying value of real estate owned and their respective valuation allowances at June 30, 2019 and 2018 were $811 and $1,074 and $38 and $0, respectively.  The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the years ended June 30, 2019 and 2018 were $38 and $0, respectively.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at June 30, 2019 and 2018:

	Level 3 Quantitative Information
	June 30, 2019	June 30, 2018	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$868	$1,093	Discounted cash flows	Discount rate, estimated timing of cash flows	10.13% to 9.75%

Real estate owned net:
One-to-four family	$226	$91	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Nonresidential	$585	$983	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at June 30, 2019 and 2018 are summarized below:

	June 30, 2019
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$95,429	$—	$95,429	$—	$95,429
Loans, net(1)	358,791	—	—	358,473	358,473
Loan servicing rights	868	—	—	868	868
Restricted equity securities	1,854	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$419,106	$196,466	$218,985	$—	$415,451
FHLB Advances	19,000	—	19,000	—	19,000

	June 30, 2018
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$115,146	$—	$115,146	$—	$115,146
Loans, net(1)	326,661	—	—	319,958	319,958
Loan servicing rights	1,093	—	—	1,093	1,093
Restricted equity securities	1,639	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$387,588	$174,192	$208,967	$—	$383,159
FHLB Advances	14,500	—	14,494	—	14,494

(1)

Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2019 was measured using an exit price notion. The fair value of loans as of June 30, 2018 was measured using an entry price notion.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed.  These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement.  The directors vest ratably over periods established in the agreements.  Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 6.69% to 8.50% at both June 30, 2019 and 2018, respectively.  The total expense incurred under these plans for the years ended June 30, 2019 and 2018 was $47 and $49, respectively.  The recorded liability for these agreements was $555 and $613 at June 30, 2019 and 2018, respectively, and is included in other accrued liabilities in the consolidated balance sheet.

To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service.  The Company has exercised this option in 2019 and 2018, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2019 and 2018 was $147 and $132, respectively.

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

Participants receive the shares at the end of employment.  The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2018 or 2017.  ESOP compensation expense recognized for the years ended June 30, 2019 and 2018 was $421 and $508, respectively.

Shares held by the ESOP at June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
Committed to be released to participants	11,983	10,095
Allocated to participants	127,257	127,985
Unearned	59,245	80,609
Total ESOP shares	198,485	218,689

Fair value of unearned shares	$1,360	$2,333

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

As of and for the Years Ended June 30, 2019 and 2018

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

The following table summarizes stock option activity for the year ended June 30, 2019:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2018	241,209	$14.18
Granted	—	—
Exercised	(65,690)	11.58
Forfeited	(6,000)	29.33
Outstanding - June 30, 2019	169,519	$14.65	$1,407
Fully vested and exercisable at June 30, 2019	143,419	$12.86	$1,448
Expected to vest in future periods	26,100
Fully vested and expected to vest - June 30, 2019	169,519	$14.65	$1,407

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $22.95 per share on June 30, 2019.

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

The fiscal weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below. There have been no stock options granted in fiscal 2019.

Fiscal Years Granted
2018
Risk-free interest rate	2.43%
Expected dividend yield	1.36%
Expected stock volatility	15.03%
Expected life (years)	8
Fair value	$5.41

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 15—STOCK BASED COMPENSATION (Continued)

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 13,095 and 16,009 options that were earned during the years ended June 30, 2019 and 2018, respectively. Stock-based compensation expense for stock options for the years ended June 30, 2019 and 2018 was $36 and $34, respectively. Total unrecognized compensation cost related to stock options was $96 at June 30, 2019 and is expected to be recognized over a weighted-average period of 4.3 years.

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2019:

June 30, 2019
Balance - beginning of year	15,355
Granted	—
Forfeited	—
Vested	(6,555)
Balance - end of period	8,800
Weighted average grant date fair value	$19.77

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. There was no restricted stock granted during 2019 or 2018. Total shares of restricted stock granted under the Plan is 119,294 of which 8,800 remain unvested at June 30, 2019. The weighted-average grant date fair value of all shares granted is $19.77 per share. Stock-based compensation expense for restricted stock included in noninterest expense for the years ended June 30, 2019 and 2018 was $90 and $100, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $149 and is expected to be recognized over 2.7 years.

NOTE 16—LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet. The principal balances of those loans were $83,938 and $94,779 at June 30, 2019 and 2018, respectively.

Custodial escrow balances maintained in connection with serviced loans were $771 and $799 at June 30, 2019 and 2018, respectively.

Activity for loan servicing rights for the year ended June 30, 2019 and 2018 is as follows:

	Year Ended
	June 30, 2019	June 30, 2018
Loan servicing rights:
Beginning of period:	$1,093	$1,141
Additions	—	—
Change in fair value	(225)	(48)
End of period:	$868	$1,093

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 16—LOAN SERVICING RIGHTS (continued)

Fair value at June 30, 2019 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 5.13% to 13.62% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.37%. Fair value at June 30, 2018 was determined using a discount rate of 10.13%, prepayment speed assumptions ranging from 4.59% to 13.69% CPR depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.45%.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended June 30, 2019 and 2018 is as follows:

	June 30, 2019	June 30, 2018
Cash paid during the period for:
Interest paid	$3,591	$1,808
Income taxes paid	$543	$408
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$432	$612
Change in unrealized gain/loss on securities available-for-sale	$6,657	$124

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

JUNE 30, 2019 AND 2018

	June 30, 2019	June 30, 2018
ASSETS
Cash and cash equivalents	$4,909	$8,873
ESOP loan receivable	709	901
Other	41	41
Investment in banking subsidiary	82,899	75,434
Total assets	$88,558	$85,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$261	$384
Shareholders’ equity	88,297	84,865
Total liabilities and shareholders’ equity	$88,558	$85,249

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	June 30, 2019	June 30, 2018

Interest income	$40	$41
Dividend from banking subsidiary	—	5,690
Other expenses	(447)	(456)
Income (loss) before equity in undistributed income of subsidiary	(407)	5,275
Equity in undistributed income (losses) of subsidiary	4,042	(2,354)
Income before income taxes	3,635	2,921
Income tax benefit	(85)	(114)
Net income	$3,720	$3,035

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2019 and 2018

(Amounts in thousands, except share and per share data)

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	June 30, 2019	June 30, 2018

Cash Flows From Operating Activities
Net income	$3,720	$3,035
Adjustments to reconcile net income to net cash provided by provided by operating activities:
Change in other assets	—	(4)
Change in accounts payable and other liabilities	(123)	(121)
Undistributed (income) losses of subsidiary	(4,042)	2,354
Net cash provided by (used in) operations	(445)	5,264
Cash Flows From Investing Activities
Payments received on ESOP loans	102	106
Net cash provided by investing activities	102	106
Cash Flows from Financing Activities
Purchases of treasury shares	(1,587)	(428)
Proceeds from sale of common stock	180	—
Dividends paid	(2,214)	(2,211)
Net cash used in financing activities	(3,621)	(2,639)
Change in cash and cash equivalents	(3,964)	2,731
Cash and cash equivalents, beginning of year	8,873	6,142
Cash and cash equivalents, end of year	$4,909	$8,873

NOTE 19—SUBSEQUENT EVENTS

On July 23, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock payable to stockholders of record as of August 8, 2019, which was paid on August 22, 2019.

Management has reviewed events occurring through September 23, 2019, the date the financial statements were available to be issued and has identified no subsequent events that have occurred requiring disclosure other than the dividend discussed above.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

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

As of June 30, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon its assessment, management believes that the Company’s internal control over financial reporting as of June 30, 2019 is effective using these criteria.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

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

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal I—Election of Directors—Directors,” —Executive Officers Who Are Not Directors,” “— Delinquent Section 16(a) Reports,” “—Code of Ethics” and “—Meetings and Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Securities Authorized for Issuance Under Stock-Based Compensation Plans.  The following table sets forth information as of June 30, 2019 about Company common stock that may be issued under the Company’s equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation
Equity compensation plans approved by security holders(1)	169,519	$19.77	8,800
Total	169,519	$19.77	8,800

(1)	These awards were granted pursuant to the Oconee Federal Financial Corp. 2012 Equity Incentive Plan.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

3.1	Charter of Oconee Federal Financial Corp.(1)

3.2(i)	Bylaws of Oconee Federal Financial Corp.(2)

3.2(ii)	Amendment to the Bylaws of Oconee Federal Financial Corp.(3)

4(i)	Form of Common Stock Certificate(1)

4(vi)	Description of Oconee Federal Financial Corps’s common stock(1)

10.1	Form of Employee Stock Ownership Plan(1)

10.2	(Intentionally omitted)

10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore(1)

10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr.(1)

10.6	Amended and Restated Employment Agreement by and between Oconee Federal Savings and Loan Association, Oconee Federal Financial Corp. and Curtis T. Evatt(6)

10.7	Oconee Federal Savings and Loan Association Endorsement Split Dollar Life Insurance Plan for Curtis T. Evatt and Nancy M. Carter(4)

10.8	Oconee Federal Financial Corp. 2012 Equity Incentive Plan(5)

21	Subsidiaries of Registrant(1)

23	Consent of Elliott Davis LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2019 and 2018 (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-169410), as initially filed September 16, 2010, and as subsequently amended.
(2)	Incorporated by reference to the current report on Form 8-K (File No. 001-35033), filed on April 26, 2013.
(3)	Incorporated by reference to the current report on Form 8-K (file No. 001-35033), filed on October 1, 2018.
(4)	Incorporated by reference to the current report on Form 8-K (File No. 001-35033), filed on June 28, 2013.
(5)	Incorporated by reference to the proxy statement for the special meeting of stockholders (File No. 001-35033), filed February 23, 2012.
(6)	Incorporated by reference to the quarterly report on Form 10-Q (File No. 001-35033), filed on February 10, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCONEE FEDERAL FINANCIAL CORP.

Date: September 23, 2019	By:	/s/ Robert N. McLellan, Jr.
Robert N. McLellan, Jr.
Chairman of the Board
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT N. MCLELLAN, JR.	Chairman of the Board	September 23, 2019
Robert N. McLellan, Jr.

/s/ CURTIS T. EVATT	President, Chief Executive Officer, Director	September 23, 2019
Curtis T. Evatt	(Principal Executive Officer)

/s/ JOHN W. HOBBS	Chief Financial Officer	September 23, 2019
John W. Hobbs	(Principal Financial Officer)

/s/ HARRY B. MAYS, JR.	Director	September 23, 2019
Harry B. Mays, Jr.

/s/ W. MAURICE POORE	Director	September 23, 2019
W. Maurice Poore

/s/ CECIL T. SANDIFER, JR.	Director	September 23, 2019
Cecil T. Sandifer, Jr.