Form 10-Q
period 2019-09-30
Oconee Federal Financial Corp.
filed 2019-11-13
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2019

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

As of November 6, 2019, the registrant had 5,719,153 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2019	June 30, 2019

ASSETS
Cash and due from banks	$4,160	$5,678
Interest-earning deposits	30,399	30,946
Fed funds sold	72	66
Total cash and cash equivalents	34,631	36,690
Securities available-for-sale	90,608	95,429
Loans	360,883	360,088
Allowance for loan losses	(1,297)	(1,297)
Net loans	359,586	358,791
Premises and equipment, net	8,805	8,134
Real estate owned, net	706	811
Accrued interest receivable
Loans	1,077	1,137
Investments	355	447
Restricted equity securities, at cost	1,641	1,854
Bank owned life insurance	19,136	19,022
Goodwill	2,593	2,593
Core deposit intangible	279	305
Loan servicing rights	815	868
Deferred tax assets	1,040	1,187
Other assets	557	558
Total assets	$521,829	$527,826

LIABILITIES
Deposits
Noninterest - bearing	$36,033	$36,232
Interest - bearing	381,625	382,874
Total deposits	417,658	419,106
Federal Home Loan Bank advances	14,000	19,000
Accrued interest payable and other liabilities	1,826	1,423
Total liabilities	433,484	439,529

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized;
6,530,074 and 6,530,074 shares outstanding, respectively	65	65
Treasury stock, at par, 805,388 and 771,008 shares, respectively	(8)	(8)
Additional paid-in capital	10,254	10,986
Retained earnings	77,823	77,464
Accumulated other comprehensive income	766	394
Unearned ESOP shares	(555)	(604)
Total shareholders' equity	88,345	88,297
Total liabilities and shareholders' equity	$521,829	$527,826

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest and dividend income:
Loans, including fees	$4,118	$3,767
Securities, taxable	408	414
Securities, tax-exempt	104	209
Other interest-earning assets	188	31
Total interest income	4,818	4,421
Interest expense:
Deposits	1,060	565
Other borrowings	127	85
Total interest expense	1,187	650
Net interest income	3,631	3,771
Provision for loan losses	—	72
Net interest income after provision for loan losses	3,631	3,699
Noninterest income:
Service charges on deposit accounts	121	100
Income on bank owned life insurance	113	114
Mortgage servicing income	49	58
Gain on sale of mortgage loans	32	26
ATM & debit card income	89	73
Change in fair value of equity securities, net	80	(15)
Gain on sale of securities, net	12	1
Other	3	36
Total noninterest income	499	393

Noninterest expense:
Salaries and employee benefits	1,590	1,686
Occupancy and equipment	468	415
Data processing	222	255
ATM & debit card expense	59	54
Professional and supervisory fees	147	196
Office expense	44	45
Advertising	56	50
FDIC deposit insurance	1	33
Foreclosed assets, net	45	13
Change in loan servicing asset	53	43
Other	216	207
Total noninterest expense	2,901	2,997

Income before income taxes	1,229	1,095
Income tax expense	295	226

Net income	$934	$869
Other comprehensive income
Unrealized gains/(losses) on securities available-for-sale	$482	$(650)
Tax effect	(101)	141
Reclassification adjustment for gains realized in net income	(12)	(1)
Tax effect	3	—
Total other comprehensive income/(loss)	372	(510)

Comprehensive income	$1,306	$359

Basic net income per share: (Note 3)	$0.16	$0.16
Diluted net income per share: (Note 3)	$0.16	$0.15
Dividends declared per share:	$0.10	$0.10

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at June 30, 2018	$65	$(7)	$12,000	$76,136	$(2,528)	$(801)	$84,865
Net income	—	—	—	869	—	—	869
Other comprehensive loss	—	—	—	—	(510)	—	(510)
Purchase of 15,782 shares of treasury stock(1)	—	—	(521)	—	—	—	(521)
Stock-based compensation expense	—	—	36	—	—	—	36
Dividends	—	—	1	(578)	—	—	(577)
ESOP shares earned	—	—	66	—	—	49	115
Balance at September 30, 2018	$65	$(7)	$11,582	$76,427	$(3,038)	$(752)	$84,277

Balance at June 30, 2019	$65	$(8)	$10,986	$77,464	$394	$(604)	$88,297
Net income	—	—	—	934	—	—	934
Other comprehensive income	—	—	—	—	372	—	372
Purchase of 34,380 shares of treasury stock(2)	—	—	(796)	—	—	—	(796)
Stock-based compensation expense	—	—	19	—	—	—	19
Dividends	—	—	—	(575)	—	—	(575)
ESOP shares earned	—	—	45	—	—	49	94
Balance at September 30, 2019	$65	$(8)	$10,254	$77,823	$766	$(555)	$88,345

(1)	The weighted average cost of treasury shares purchased during the three months ended was $27.44 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	The weighted average cost of treasury shares purchased during the three months ended was $23.16 per share. Treasury stock repurchases were accounted for using the par value method.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2019	September 30, 2018
Cash Flows From Operating Activities
Net income	$934	$869
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	—	72
Provision for real estate owned	28	18
Depreciation and amortization, net	300	298
Net accretion of purchase accounting adjustments	(8)	(56)
Deferred income tax expense/(income)	49	(30)
Net gain on sale of real estate owned	—	(12)
Net gain on sale of premises and equipment	—	(29)
Change in loan servicing asset	53	43
Net gain on sales of securities	(12)	(1)
Mortgage loans originated for sale	(3,029)	(1,723)
Mortgage loans sold	3,061	1,680
Gain on sales of mortgage loans	(32)	(26)
Change in fair value of equity securities	(80)	15
Increase in cash surrender value of bank owned life insurance	(114)	(114)
ESOP compensation expense	94	115
Stock based compensation expense	19	36
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	153	36
Accrued interest payable and other liabilities	403	(223)
Net cash provided by operating activities	1,819	968

Cash Flows From Investing Activities
Purchases of premises and equipment	(805)	(957)
Disposal of premises and equipment	—	29
Purchases of securities available-for-sale	(5,581)	(1,173)
Proceeds from maturities, paydowns and calls of securities available-for-sale	5,556	2,830
Proceeds from sales of securities available-for-sale	5,268	1,193
Purchases of restricted equity securities	—	(106)
Redemptions of restricted equity securities	213	—
Proceeds from sale of real estate owned	77	293
Loan originations and repayments, net	(787)	(14,164)
Net cash provided/(used) in investing activities	3,941	(12,055)

Cash Flows from Financing Activities
Net change in deposits	(1,448)	6,832
Proceeds from notes payable to FHLB	—	2,500
Repayment of notes payable to FHLB	(5,000)	—
Dividends paid	(575)	(577)
Purchase of treasury stock	(796)	(521)
Net cash provided/(used) by financing activities	(7,819)	8,234

Change in cash and cash equivalents	(2,059)	(2,853)

Cash and cash equivalents, beginning of period	36,690	9,910
Cash and cash equivalents, end of period	$34,631	$7,057

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (72.74%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2019 and June 30, 2019 and the results of operations and cash flows for the interim periods ended September 30, 2019 and 2018. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2020 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

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

Accounting Standards Update (“ASU”) 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”. Issued in May 2019, ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. On October 16, 2019, the Financial Accounting Standards Board (“FASB”) announced a delay in the implementation schedule allowing certain entities, including smaller reporting companies (such as the Company) to adopt ASU 2016-13 in fiscal years beginning after December 15, 2022, and interim periods within those years. The Company does not expect these amendments to have a material effect on its financial statements.

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

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Accounting Standards Update (“ASU”) 2019-01, Leases (Topic 842): Codification Improvements. Issued in March 2019, ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Accounting Standards Codification (ASC) 842, Leases, with that of the existing guidance (ASC 820, Fair Value Measurement). As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply and costs incurred to acquire the asset, as per ASC 842, Leases. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, Fair Value Measurement) should be applied. The ASU also requires lessors within the scope of ASC 942, Financial Services—Depository and Lending, to present all principal payments received under leases within investing activities. Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The amendment is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company adopted the new guidance effective July 1, 2019. This pronouncement will not have a material impact on the Company’s consolidated financial statements as the Company does not have any significant leases.

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

ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. Issued in March 2017, ASU 2017-08 amends the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments were applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this standard on June 30, 2019 as reflected by a $245 adjustment to retained earnings.

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Issued in June 2016, ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has determined that it will continue to prepare its credit loss allowance internally. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements. On October 16, 2019, the FASB announced a delay in the implementation schedule allowing certain entities, including smaller reporting companies (such as the Company) to adopt ASU 2016-13 in fiscal years beginning after December 15, 2022, and interim periods within those years.

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

	Three Months Ended
	September 30, 2019	September 30, 2018
Earnings per share
Net income	$934	$869
Less: distributed earnings allocated to participating securities	(1)	(2)
Less: (undistributed income) dividends in excess of earnings
allocated to participating securities	—	—
Net earnings available to common shareholders	$933	$867

Weighted average common shares outstanding
including participating securities	5,739,658	5,774,160
Less: participating securities	(8,800)	(15,355)
Less: average unearned ESOP shares	(56,249)	(74,939)
Weighted average common shares outstanding	5,674,609	5,683,866

Basic earnings per share	$0.16	$0.15

Weighted average common shares outstanding	5,674,609	5,683,866
Add: dilutive effects of assumed exercises of stock options	64,803	127,375
Average shares and dilutive potential common shares	5,739,412	5,811,241

Diluted earnings per share	$0.16	$0.15

During the three months ended September 30, 2019 and 2018, 16,400 and 22,400 shares, respectively were considered anti-dilutive as the exercise price was in excess of the average market price.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

(4)       SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at September 30, 2019 and June 30, 2019 are as follows:

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
September 30, 2019	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$272	$292
Certificates of deposit	2,493	37	(1)	—	2,529
Municipal securities	21,131	425	(12)	—	21,544
SBA loan pools	20	—	—	—	20
CMOs	14,141	135	(29)	—	14,247
U.S. Government agency mortgage-backed securities	43,101	432	(19)	—	43,514
U.S. Government agency bonds	8,461	11	(10)	—	8,462
Total available-for-sale	$89,367	$1,040	$(71)	$272	$90,608

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
June 30, 2019	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$192	$212
Certificates of deposit	2,493	11	(5)	—	2,499
Municipal securities	24,968	295	(38)	—	25,225
SBA loan pools	22	—	—	—	22
CMOs	14,889	111	(30)	—	14,970
U.S. Government agency mortgage-backed securities	40,366	228	(52)	—	40,542
U.S. Government agency bonds	11,980	10	(31)	—	11,959
Total available-for-sale	$94,738	$655	$(156)	$192	$95,429

Securities pledged at September 30, 2019 and June 30, 2019 had fair values of $24,274 and $26,029, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At September 30, 2019 and June 30, 2019, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at September 30, 2019 and June 30, 2019. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
September 30, 2019
Available-for-sale:
Certificates of deposit	$—	$—	—	$248	$(1)	1	$248	$(1)	1
Municipal securities	1,017	(6)	2	885	(6)	2	1,902	(12)	4
CMOs	3,067	(13)	6	1,284	(16)	3	4,351	(29)	9
U.S. Government agency mortgage-backed securities	4,158	(19)	7	—	—	—	4,158	(19)	7
U.S. Government agency bonds	—	—	—	2,989	(10)	2	2,989	(10)	2
	$8,242	$(38)	15	$5,406	$(33)	8	$13,648	$(71)	23

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2019
Available-for-sale:
Certificates of deposit	$991	$(5)	4	$—	$—	—	$991	$(5)	4
Municipal securities	745	(10)	2	3,750	(28)	7	4,495	(38)	9
CMOs	—	—	—	3,059	(30)	7	3,059	(30)	7
U.S. Government agency mortgage-backed securities	5,377	(9)	5	11,198	(43)	18	16,575	(52)	23
U.S. Government agency bonds	4,475	(23)	4	2,013	(8)	2	6,488	(31)	6
	$11,588	$(47)	15	$20,020	$(109)	34	$31,608	$(156)	49

(1)	Actual amounts.

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

None of the unrealized losses at September 30, 2019 were recognized into net income for the three months ended September 30, 2019 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2019 were recognized as having OTTI during the year ended June 30, 2019.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2019 and June 30, 2019 by contractual maturity.

	September 30, 2019		June 30, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$2,250	$2,247	$2,000	$1,994
Due from one to five years	11,354	11,451	11,627	11,663
Due after five years to ten years	12,096	12,307	18,817	18,955
Due after ten years	6,405	6,550	7,019	7,093
Mortgage-backed securities, CMOs and FHLMC stock(1)	57,262	58,053	55,275	55,724
Total available for sale	$89,367	$90,608	$94,738	$95,429

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three months ended September 30, 2019 and 2018:

	Three Months Ended
Available-for-sale:	September 30, 2019	September 30, 2018
Proceeds	$5,268	$1,193
Gross gains	15	3
Gross losses	(3)	(2)

The tax provision related to the net realized gain for the three months ended September 30, 2019 and September 30, 2018 was $3 and $0, respectively.

(5)	LOANS

The components of loans at September 30, 2019 and June 30, 2019 were as follows:

	September 30, 2019	June 30, 2019
Real estate loans:
One-to-four family	$291,686	$289,077
Multi-family	1,566	1,605
Home equity	5,664	5,191
Nonresidential	19,076	19,350
Agricultural	1,528	1,510
Construction and land	31,147	33,651
Total real estate loans	350,667	350,384
Commercial and industrial	4,458	4,390
Consumer and other loans	5,758	5,314
Total loans	$360,883	$360,088

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2019 by portfolio segment:

Three months ended September 30, 2019	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$995	$(2)	$—	$—	$993
Multi-family	4	—	—	—	4
Home equity	24	5	—	—	29
Nonresidential	87	(2)	—	—	85
Agricultural	3	1	—	—	4
Construction and land	94	(7)	—	—	87
Total real estate loans	1,207	(5)	—	—	1,202
Commercial and industrial	67	3	—	—	70
Consumer and other loans	23	2	—	—	25
Total loans	$1,297	$—	$—	$—	$1,297

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2019:

	Ending Allowance on Loans:		Loans:
At September 30, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$993	$2,254	$289,432
Multi-family	—	4	—	1,566
Home equity	—	29	—	5,664
Nonresidential	—	85	600	18,476
Agricultural	—	4	341	1,187
Construction and land	—	87	—	31,147
Total real estate loans	—	1,202	3,195	347,472
Commercial and industrial	—	70	—	4,458
Consumer and other loans	—	25	—	5,758
Total loans	$—	$1,297	$3,195	$357,688

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2019 and June 30, 2019, including the average recorded investment balance and interest earned for the three months ended September 30, 2019 and the year ended June 30, 2019:

September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,336	$2,254	$—	$2,273	$16
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	635	600	—	607	—
Agricultural	890	341	—	349	—
Construction and land	—	—	—	—	—
Total real estate loans	3,861	3,195	—	3,229	16
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$3,861	$3,195	$—	$3,229	$16

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$3,861	$3,195	$—	$3,229	$16
Consumer and other loans	—	—	—	—	—
Total	$3,861	$3,195	$—	$3,229	$16

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

Total past due loans and nonaccrual loans at September 30, 2019:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$5,302	$1,816	$436	$7,554	$284,132	$291,686	$2,666	$—
Multi-family	226	—	—	226	1,340	1,566	—	—
Home equity	48	—	50	98	5,566	5,664	50	—
Nonresidential	—	—	—	—	19,076	19,076	795	—
Agricultural	—	—	—	—	1,528	1,528	341	—
Construction and land	42	—	—	42	31,105	31,147	30	—
Total real estate loans	5,618	1,816	486	7,920	342,747	350,667	3,882	—
Commercial and industrial	—	—	—	—	4,458	4,458	—	—
Consumer and other loans	8	—	—	8	5,750	5,758	—	—
Total	$5,626	$1,816	$486	$7,928	$352,955	$360,883	$3,882	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2019:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$5,879	$1,486	$229	$7,594	$281,483	$289,077	$2,674	$—
Multi-family	228	—	—	228	1,377	1,605	—	—
Home equity	64	—	40	104	5,087	5,191	40	—
Nonresidential	458	—	—	458	18,892	19,350	816	—
Agricultural	—	—	—	—	1,510	1,510	356	—
Construction and land	308	31	—	339	33,312	33,651	31	—
Total real estate loans	6,937	1,517	269	8,723	341,661	350,384	3,917	—
Commercial and industrial	—	—	—	—	4,390	4,390	—	—
Consumer and other loans	8	—	—	8	5,306	5,314	—	—
Total	$6,945	$1,517	$269	$8,731	$351,357	$360,088	$3,917	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Troubled Debt Restructurings:

At September 30, 2019 and June 30, 2019, total loans that have been modified as troubled debt restructurings were $2,585 and $2,675, respectively, which consisted of one agricultural loan, two non-residential real estate loans and four one-to-four family first lien loans at September 30, 2019 and one agricultural loan, two non-residential real estate loans and four one-to-four family first lien loans at June 30, 2019. There was no specific allowance for loss established for these loans at September 30, 2019 or June 30, 2019. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. No loans have been modified as troubled debt restructurings during the three months ended September 30, 2019. No loans modified as troubled debt restructurings during the twelve months ended September 30, 2019 have defaulted since restructuring. All of these loans are on nonaccrual at September 30, 2019 and June 30, 2019. At September 30, 2019 and June 30, 2019, $2,231 and $2,291, respectively, were individually evaluated for impairment.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Total loans by risk grade and portfolio segment at September 30, 2019:

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$279,131	$4,975	$3,050	$4,530	$—	$291,686
Multi-family	1,566	—	—	—	—	1,566
Home equity	5,247	309	58	50	—	5,664
Nonresidential	17,848	345	—	883	—	19,076
Agricultural	1,187	—	—	341	—	1,528
Construction and land	30,634	439	—	74	—	31,147
Total real estate loans	335,613	6,068	3,108	5,878	—	350,667
Commercial and industrial	4,458	—	—	—	—	4,458
Consumer and other loans	5,758	—	—	—	—	5,758
Total	$345,829	$6,068	$3,108	$5,878	$—	$360,883

Total loans by risk grade and portfolio segment at June 30, 2019:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$276,141	$5,316	$3,217	$4,403	$—	$289,077
Multi-family	1,605	—	—	—	—	1,605
Home equity	4,733	313	69	76	—	5,191
Nonresidential	17,951	491	—	908	—	19,350
Agricultural	1,154	—	—	356	—	1,510
Construction and land	33,130	446	—	75	—	33,651
Total real estate loans	334,714	6,566	3,286	5,818	—	350,384
Commercial and industrial	4,390	—	—	—	—	4,390
Consumer and other loans	5,314	—	—	—	—	5,314
Total	$344,418	$6,566	$3,286	$5,818	$—	$360,088

At September 30, 2019, loans totaling $154 were in formal foreclosure proceedings and are included in the one-to-four family loan category.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(6)        BORROWINGS

At September 30, 2019 and June 30, 2019, advances from the Federal Home Loan Bank were as follows:

	September 30, 2019
	Balance	Stated Interest Rate
FHLB advances due October 2019 through December 2019	$14,000	2.75% - 2.78%
Total	$14,000

	June 30, 2019
	Balance	Stated Interest Rate
FHLB advances due September 2019 through December 2019	$19,000	2.62% - 2.78%
Total	$19,000

The average interest rate of all outstanding FHLB advances was 2.77% and 2.75% on September 30, 2019 and June 30, 2019, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $21,066 and $22,632 of investment securities at September 30, 2019 and June 30, 2019, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $132,250 at September 30, 2019.

Payments over the next five years are as follows:

2019	$14,000

There were no overnight borrowings at September 30, 2019 or June 30, 2019.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and June 30, 2019 are summarized below:

	Fair Value Measurements
	September 30, 2019		June 30, 2019
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$292	$—	$212	$—
Certificates of deposit	2,529	—	2,499	—
Municipal securities	21,544	—	25,225	—
SBA loan pools	20	—	22	—
CMOs	14,247	—	14,970	—
U.S. Government agency mortgage-backed securities	43,514	—	40,542	—
U.S. Government agency bonds	8,462	—	11,959	—
Total securities available-for-sale	90,608	—	95,429	—
Loan servicing rights	—	815	—	868
Total financial assets	$90,608	$815	$95,429	$868

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at September 30, 2019 and June 30, 2019:

	Fair Value Measurements
	September 30, 2019	June 30, 2019
	(Level 3)	(Level 3)
Non-financial assets:
Real estate owned, net:
One-to-four family	$226	$226
Nonresidential	480	585
Total non-financial assets	706	811
Total assets measured at fair value on a non-recurring basis	$706	$811

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at September 30, 2019 and June 30, 2019 were $706 and $811, respectively. The valuation allowances associated with these properties at September 30, 2019 and June 30, 2019 was $65 and $38, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended September 30, 2019 and 2018:

	Fair Value Measurements
	(Level 3)
	Three Months Ended
	September 30, 2019	September 30, 2018
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$868	$1,093
Purchases	—	—
Unrealized net losses included in net income	(53)	(43)
Balance at end of period:	$815	$1,050

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2019 and June 30, 2019.

	Level 3 Quantitative Information
	September 30, 2019	June 30, 2019	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$815	$868	Discounted cash flows	Discount rate, estimated timing of cash flows	9.13% to 9.75%

Real estate owned net:			Sales comparison approach	Adjustment for differences between the comparable sales
One-to-four family	$226	$226		0% to 20%

Nonresidential	$480	$585	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2019 and June 30, 2019 are summarized below:

	September 30, 2019
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$90,608	$—	$90,608	$—	$90,608
Loans, net(1)	359,586	—	—	359,267	359,267
Loan servicing rights	815	—	—	815	815
Restricted equity securities	1,641	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$417,658	$195,130	$218,875	$—	$414,005
FHLB Advances	14,000	—	14,000	—	14,000

	June 30, 2019
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$95,429	$—	$95,429	$—	$95,429
Loans, net(1)	358,791	—	—	358,473	358,473
Loan servicing rights	868	—	—	868	868
Restricted equity securities	1,854	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$419,106	$196,466	$218,985	$—	$415,451
FHLB Advances	19,000	—	19,000	—	19,000

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2019 and June 30, 2019 was measured using an exit price notion.

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2018. Total ESOP compensation expense for the three months ended September 30, 2019 was $94, and for the three months ended September 30, 2018 was $115.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at September 30, 2019 and June 30, 2019 were as follows:

	September 30, 2019	June 30, 2019
Committed to be released to participants	17,975	11,983
Allocated to participants	127,257	127,257
Unearned	53,253	59,245
Total ESOP shares	198,485	198,485

Fair value of unearned shares	$1,213	$1,360

(9)	STOCK BASED COMPENSATION

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

There have been no stock options or restricted stock issued in fiscal 2020 or 2019.

The following table summarizes stock option activity for the three months ended September 30, 2019:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding - June 30, 2019	169,519	$14.65
Granted	—	—
Exercised	—	—
Forfeited	(4,600)	29.33
Outstanding - September 30, 2019	164,919	$14.24	$1,409
Fully vested and exercisable at September 30, 2019	142,419	$12.74	$1,430
Expected to vest in future periods	22,500
Fully vested and expected to vest - September 30, 2019	164,919	$14.24	$1,409

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $22.78 per share on September 30, 2019.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 1,235 and 4,035 options that were earned during the three months ended September 30, 2019 and 2018, respectively. Stock-based compensation expense for stock options for the three months ended September 30, 2019 was $4, and for the three months ended September 30, 2018 was $11. Total unrecognized compensation cost related to stock options was $72 at September 30, 2019 and is expected to be recognized over a weighted-average period of 3.5 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2019:

September 30, 2019
Balance - beginning of year	8,800
Granted	—
Forfeited	—
Vested	—
Balance - end of period	8,800
Weighted average grant date fair value	$19.77

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three months ended September 30, 2019 was $15, and for the three months ended September 30, 2018 was $25. Unrecognized compensation expense for non-vested restricted stock awards was $134 at September 30, 2019 and is expected to be recognized over a weighted-average period of 2.4 years.

(10)	LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.

The principal balances of those loans at September 30, 2019 and June 30, 2019 are as follows:

	September 30, 2019	June 30, 2019
Mortgage loan portfolio serviced for:
FHLMC	$76,323	$83,938

Custodial escrow balances maintained in connection with serviced loans were $962 and $771 at September 30, 2019 and June 30, 2019.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Activity for loan servicing rights for the three months ended September 30, 2019 and 2019 is as follows:

	Three Months Ended
	September 30, 2019	September 30, 2018
Loan servicing rights:
Beginning of period:	$868	$1,093
Additions	—	—
Change in fair value	(53)	(43)
End of period:	$815	$1,050

Fair value at September 30, 2019 was determined using a discount rate of 9.13%, prepayment speed assumptions ranging from 5.9% to 14.6% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.31%. Fair value at September 30, 2018 was determined using a discount rate of 10.38%, prepayment speed assumptions ranging from 4.6% to 13.1% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.43%.

(11)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended September 30, 2019 and 2018 is as follows:

	September 30, 2019	September 30, 2018
Cash paid during the period for:
Interest paid	$1,185	$648
Income taxes paid	$45	$101
Supplemental noncash disclosures:
Change in unrealized gain/loss on securities available-for-sale	$1,132	$(801)

(12)	SUBSEQUENT EVENTS

On October 24, 2019, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of November 7, 2019, and will be paid on or about November 21, 2019.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations nationally and in our market areas;

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

●	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

●	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	increased competition among depository and other financial institutions;

●	our ability to attract and maintain deposits, including introducing new deposit products;

●	inflation and changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

●	risks related to high concentration of loans secured by real estate located in our market areas;

●	changes in the level of government support of housing finance;

●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

●	changes in the ability of third-party providers to perform their obligations to us;

●	technological changes that may be more difficult or expensive than expected;

●	cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	our reliance on a small executive staff;

●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

●	the effects of actual government shutdowns;

●	the ability of the U.S. government to manage federal debt limits;

●	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2019, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2019 and June 30, 2019

Our total assets decreased by $6.0 million, or 1.1%, to $521.8 million at September 30, 2019 from $527.8 million at June 30, 2019. Total cash and cash equivalents decreased $2.1 million, or 5.6%, to $34.6 million at September 30, 2019 from $36.7 million at June 30, 2019. The decrease in cash and cash equivalents was due to normal fluctuations in cash during the three month period. Our available-for-sale securities portfolio decreased by $4.8 million from $95.4 million at June 30, 2019 to $90.6 million at September 30, 2019. The Association is not actively replenishing security repayments and maturities with purchases due to the funding needs of our loan portfolio. Gross loans increased $795 thousand, or 0.2%, to $360.9 million at September 30, 2019 from $360.1 million at June 30, 2019. This increase is primarily a result of an increase in one-to-four family loans offset by a decrease in construction and land loan demand experienced during the three months ended September 30, 2019. Proceeds from investment sales, and investment repayments and maturities were used to help pay off Federal Home Loan Bank advances.

Deposits decreased $1.4 million, or 0.3%, to $417.7 million at September 30, 2019 from $419.1 million at June 30, 2019. The decrease in our deposits reflected a decrease of $1.4 million in certificates of deposit, $659 thousand in NOW accounts, $488 thousand in money market deposits, and $122 thousand in non-interest bearing checking accounts offset by an increase of $10 thousand in savings deposits.

Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2019.

Federal Home Loan Bank advances decreased by $5.0 million, or 26.3%, to $14.0 million at September 30, 2019 from $19.0 million at June 30, 2019. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of September 30, 2019, or approximately $132.3 million. We had no federal funds purchased as of September 30, 2019 or as of June 30, 2019.

Total shareholders’ equity increased $48 thousand, or 0.1%, to $88.35 million at September 30, 2019 compared to $88.30 million at June 30, 2019. This was due to our net income during the period of $934 thousand, the increase of $94 thousand in ESOP shares earned and an increase in after-tax unrealized gains in our investment portfolio of $372 thousand being offset by our payment of dividends of $575 thousand and $796 thousand used for the repurchase of treasury stock. The Company and the Association exceeded all regulatory capital requirements at September 30, 2019 and June 30, 2019.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,666	$2,674
Multi-family	—	—
Home equity	50	40
Nonresidential	795	816
Agricultural	341	356
Construction and land	30	31
Total real estate loans	3,882	3,917
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans(1)	$3,882	$3,917
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$—	$—
Total of nonaccrual and 90 days or more past due loans(2)	$3,882	$3,917
Real estate owned, net:
One-to-four family	$226	$226
Nonresidential	480	585
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$4,588	$4,728

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$4,588	$4,728

Total nonperforming loans to total loans	1.08%	1.09%
Total nonperforming assets to total assets	0.88%	0.90%
Total nonperforming assets to loans and real estate owned	1.27%	1.31%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $2.6 million and $2.7 million, at September 30, 2019 and June 30, 2019, respectively.

(2)	There were no loans past due 90 days or more and still accruing at September 30, 2019 and June 30, 2019.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $73 thousand and $79 thousand for the three months ended September 30, 2019 and 2018, respectively. There was no interest recognized on these loans for the three months ended September 30, 2019 and September 30, 2018.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $33 thousand and $40 thousand for the three months ended September 30, 2019 and 2018, respectively. There was no interest recognized on troubled debt restructured loans for the three months ended September 30, 2019 and September 30, 2018.

Nonperforming assets decreased $140 thousand from $4.7 million as of June 30, 2019 to $4.6 million as of September 30, 2019. Nonaccrual loans decreased $35 thousand to $3.9 million as of September 30, 2019 and real estate owned decreased $105 thousand to $706 thousand as of September 30, 2019. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.88% and 1.27%, respectively, at September 30, 2019 compared to 0.90% and 1.31%, respectively at June 30, 2019.

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

	For the Three Months Ended
	September 30, 2019				September 30, 2018
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$362,064		$4,118	4.55%	$335,458		$3,767	4.49%
Investment securities	74,153		408	2.20	79,362		414	2.09
Investment securities, tax-free	19,025		104	2.19	37,609		209	2.22
Other interest-earning assets	30,056		188	2.50	5,072		31	2.44
Total interest-earning assets	485,298		4,818	3.97	457,501		4,421	3.87
Noninterest-earning assets	39,354				35,292
Total assets	$524,652				$492,793

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$55,188		$44	0.32%	$50,962		$17	0.13%
Money market deposits	75,306		181	0.95	64,340		63	0.39
Regular savings and other deposits	28,307		21	0.29	27,827		11	0.16
Certificates of deposit	222,190		814	1.45	215,529		474	0.87
Total interest-bearing deposits	380,991		1,060	1.10	358,658		565	0.62
Other Borrowings	18,000		127	2.80	15,161		85	2.22
Total interest-bearing liabilities	398,991		1,187	1.18	373,819		650	0.69
Noninterest bearing deposits	35,368				36,791
Other noninterest-bearing
liabilities	2,039				1,061
Total liabilities	436,398				411,671
Equity	88,254				81,122
Total liabilities and equity	$524,652				$492,793

Net interest income			$3,631				$3,771
Interest rate spread				2.79%				3.18%
Net interest margin				3.00%				3.30%
Average interest-earning assets to average interest-bearing liabilities	1.22	x			1.28	x

Comparison of Operating Results for the Three Months Ended September 30, 2019 and September 30, 2018

General. We reported net income of $934 thousand for the three months ended September 30, 2019 as compared to net income of $869 thousand for the three months ended September 30, 2018. Interest income increased $397 thousand for the three months ended September 30, 2019 and interest expense increased $537 thousand resulting in a net decrease to net interest income of $140 thousand. Noninterest income increased $106 thousand for the three months ended September 30, 2019 compared to September 30, 2018. Total noninterest expense decreased $96 thousand. Tax expense increased $69 thousand primarily due to increased income before taxes for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Interest Income. Interest income increased by $397 thousand to $4.8 million from $4.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively. The yield on interest-earning assets increased 10 basis points from 3.87% for the three months ended September 30, 2018 to 3.97% for the three months ended September 30, 2019. Total average interest-earning assets increased by $27.8 million to $485.3 million for the three months ended September 30, 2019 from $457.5 million for the three months ended September 30, 2018.

Interest income on loans increased by $351 thousand to $4.1 million from $3.8 million for the three months ended September 30, 2019 and September 30, 2018, respectively. The yield on loans increased six basis point from 4.49% for the three months ended September 30, 2018 to 4.55% for the three months ended September 30, 2019. The average balance of loans increased by $26.6 million, or 7.9%, to $362.1 million for the three months ended September 30, 2019 from $335.5 million for the three months ended September 30, 2018. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities decreased by $111 thousand, or 17.8%, to $512 thousand for the three months ended September 30, 2019 from $623 thousand for the three months ended September 30, 2018. The decrease reflected the combination of a decrease in the average balance of securities of $23.8 million, or 20.3%, to $93.2 million for the three months ended September 30, 2019 from $117.0 million for the three months ended September 30, 2018, offset by an increase in the yield on securities to 2.20% from 2.13% for the respective periods. The decrease in the average balances of our investment securities reflects our efforts during fiscal 2019 and 2020 to reduce investment purchases, which allowed us to use those funds as well as investment repayments and maturities to fund loan growth and reduce Federal Home Loan Bank advances.

Income on other interest earning assets increased by $157 thousand, or 506.5%, to $188 thousand for the three months ended September 30, 2019 from $31 thousand for the three months ended September 30, 2018.The average balance of other interest-earning assets increased $25.0 million from the three months ended September 30, 2018 to the three months ended September 30, 2019 and the yield increased six basis points over the same period. The increase in average balances was due to funds being held in money market accounts pending repayment of FHLB advances.

Interest Expense. Interest expense increased by $537 thousand, or 82.6%, to $1.2 million for the three months ended September 30, 2019 from $650 thousand for the three months ended September 30, 2018. This increase was partially attributable to using more FHLB advances in fiscal year 2019 as well as general increases in deposit rates due to the competitive economic environment. The increase reflected an increase of 48 basis points in the average rate paid on interest-bearing deposits for the three months ended September 30, 2019 to 1.10% from 0.62% for the three months ended September 30, 2018. The increase in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $381.0 million for the three months ended September 30, 2019 compared to $358.7 million for the three months ended September 30, 2018.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased $340 thousand, or 71.7%, to $814 thousand for the three months ended September 30, 2019 from $474 thousand for the three months ended September 30, 2018. The average rate paid on certificates of deposit increased by 58 basis points from 0.87% for the three months ended September 30, 2018 to 1.45% for the three months ended September 30, 2019 and the average balances increased by $6.7 million from $215.5 million for the three-month period ended September 30, 2018 to $222.2 million for the three-month period ended September 30, 2019. The increase in the average balance of our certificates of deposit is reflective of normal deposit growth. The increase in the average rate paid on our certificates of deposit is reflective of the normal competitive economic environment.

Interest expense for other borrowings increased by $42 thousand, or 49.4%, to $127 thousand for the three months ended September 30, 2019 from $85 thousand for the three months ended September 30, 2018. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $18.0 million for the three months ended September 30, 2019 compared to $15.2 million for the three months ended September 30, 2018. The average rate was 2.80% and 2.22% for the three months ended September 30, 2019 and 2018, respectively, due to an increase in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses decreased by $140 thousand, or 3.7%, to $3.6 million for the three months ended September 30, 2019. Our interest rate spread and net interest margin decreased to 2.79% and 3.00%, respectively, from 3.18% and 3.30%, respectively, for the three months ended September 30, 2019 and September 30, 2018, respectively. The increasing yield on earning assets was offset by the higher cost of certificates of deposit and other borrowings which contributed to the decrease in net interest margin for the three months ended September 30, 2019.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended September 30, 2019 compared with $72 thousand for the three months ended September 30, 2018. There were no charge-offs for the three months ended September 30, 2019. There was $18 thousand in charge-offs for the three months ended September 30, 2018. The lack of provision for the three months ended September 30, 2019 is primarily due to slight loan growth during the three months ended September 30, 2019 combined with improved portfolio performance.

Our total allowance for loan losses was $1.3 million, or 0.36%, of total gross loans as of September 30, 2019 and June 30, 2019. There were no specifically identified impaired loans at September 30, 2019 or June 30, 2019. The recorded investment in individually evaluated impaired loans was $3.2 million and $3.3 million at September 30, 2019 and at June 30, 2019, respectively. Total loans individually evaluated for impairment decreased $65 thousand, or 2.0%, to $3.20 million at September 30, 2019 compared to $3.26 million at June 30, 2019.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2019 and 2018. There have been no changes to our allowance for loan loss methodology during the quarter.

Noninterest Income. Noninterest income increased $106 thousand, or 27.0%, to $499 thousand for the three months ended September 30, 2019 from $393 thousand for the three months ended September 30, 2018. Mortgage servicing income decreased $9 thousand. Gain on sale of mortgage loans was $32 thousand and $26 thousand for the three months ended September 30, 2019 and 2018, respectively. The change in fair value of equity securities was a gain of $80 thousand for the three months ended September 30, 2019 compared to a loss of $15 thousand for the three months ended September 30, 2018. Gains or losses on the fair value of equity securities are market driven. The net gain on sales of investment securities available for sale was $12 thousand and $1 thousand for the three months ended September 30, 2019 and September 30, 2018, respectively. Gains or losses on the sale of securities are largely market driven. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2019 decreased by $96 thousand, or 3.2%, to $2.9 million from $3.0 million for the same period in 2018. Salaries and employee benefits decreased $96 thousand due a reduction in personnel related to the closing of a loan production office. Occupancy and equipment increased $53 thousand due to routine upgrades and improvements. Data processing decreased $33 thousand due to fewer routine upgrades in the current period as well as more favorable third party service pricing. Professional and supervisory fees decreased $49 thousand primarily due to reduced audit and legal fees. FDIC deposit insurance decreased $32 thousand due to an assessment credit received from FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding 1.38% as of June 30, 2019. Foreclosed asset expenses increased $32 thousand primarily due to a $28 thousand write down of REO property during the three months ended September 30, 2019. The change in the value of the loan servicing portfolio decreased $11 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $69 thousand, or 30.5%, to $295 thousand for the three months ended September 30, 2019 from a $226 thousand for the three months ended September 30, 2018. The increase is primarily due to increased income before taxes for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Our effective income tax rate was 24.0% and 20.6% for the three months ended September 30, 2019 and 2018, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of September 30, 2019), or approximately $132.3 million as of that date, with a remaining availability of $118.3 million as of September 30, 2019.

Common Stock Dividends. On August 22, 2019 the Company paid a $0.10 per share cash dividend on its common stock for a total of $575 thousand.

Equity Compensation Plans. During the three months ended September 30, 2019, no shares of restricted stock or common stock options were issued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A.	RISK FACTORS

Disclosures of risk factors are not required of smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer Repurchases. On March 20, 2019, the Board of Directors authorized the repurchase of up to 100,000 of the Company’s common stock. In connection with the authorization of this stock repurchase program, the Board of Directors terminated the Company’s existing stock repurchase program, which had authorized the Company to purchase up to 175,000 shares of its issued and outstanding common stock. The Company had previously purchased a total of 174,747 shares of its common stock at a weighted average price of $22.64 per share under the existing stock repurchase program.

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended September 30, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plans
July 1 - July 31, 2019	14,246	$23.53	14,246		72,392
August 1 - August 31, 2019	18,334	$23.00	18,334		54,058
September 1 - September 30, 2019	1,800	$21.85	1,800		52,258	(2)
Total	34,380	$23.16	34,380	(1)

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on March 20, 2019. The repurchase program has no expiration date.

(2)	Represents the maximum number of shares available for repurchase under the March 20, 2019 plan at September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed below.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language):

(i)                Consolidated Balance Sheets

(ii)               Consolidated Statements of Income and Comprehensive Income

(iii)              Consolidated Statements of Changes In Shareholders’ Equity

(iv)              Consolidated Statements of Cash Flows, and

(v)               Notes to The Consolidated Financial Statements

37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oconee Federal Financial Corp.

Date: November 13, 2019

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Senior Vice President and Chief Financial Officer