Form 10-Q
period 2019-12-31
Oconee Federal Financial Corp.
filed 2020-02-13
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2019

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

As of February 6, 2020, the registrant had 5,718,607 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2019 (unaudited)	June 30, 2019

ASSETS
Cash and due from banks	$3,825	$5,678
Interest-earning deposits	17,724	30,946
Fed funds sold	72	66
Total cash and cash equivalents	21,621	36,690
Securities available-for-sale	85,748	95,429
Loans	360,243	360,088
Allowance for loan losses	(1,296)	(1,297)
Net loans	358,947	358,791
Premises and equipment, net	9,534	8,134
Real estate owned, net	617	811
Accrued interest receivable
Loans	1,039	1,137
Investments	382	447
Restricted equity securities, at cost	1,046	1,854
Bank owned life insurance	19,249	19,022
Goodwill	2,593	2,593
Core deposit intangible	254	305
Loan servicing rights	781	868
Deferred tax assets	944	1,187
Other assets	452	558
Total assets	$503,207	$527,826

LIABILITIES
Deposits
Noninterest - bearing	$33,579	$36,232
Interest - bearing	378,823	382,874
Total deposits	412,402	419,106
Federal Home Loan Bank advances	—	19,000
Accrued interest payable and other liabilities	1,949	1,423
Total liabilities	414,351	439,529

SHAREHOLDERS’ EQUITY

Common stock, $0.01 par value, 100,000,000 shares authorized; 6,530,074 and 6,530,074 shares outstanding, respectively	65	65
Treasury stock, at par, 811,087 and 771,008 shares, respectively	(8)	(8)
Additional paid-in capital	10,215	10,986
Retained earnings	78,392	77,464
Accumulated other comprehensive income	699	394
Unearned ESOP shares	(507)	(604)
Total shareholders’ equity	88,856	88,297
Total liabilities and shareholders’ equity	$503,207	$527,826

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest and dividend income:
Loans, including fees	$4,143	$4,050	$8,260	$7,817
Securities, taxable	373	402	781	816
Securities, tax-exempt	95	205	200	414
Other interest-earning assets	151	42	338	73
Total interest income	4,762	4,699	9,579	9,120
Interest expense:
Deposits	1,025	656	2,085	1,221
Other borrowings	59	161	186	246
Total interest expense	1,084	817	2,271	1,467
Net interest income	3,678	3,882	7,308	7,653

Provision for loan losses	—	76	—	148
Net interest income after provision for loan losses	3,678	3,806	7,308	7,505
Noninterest income:
Service charges on deposit accounts	105	113	227	213
Income on bank owned life insurance	113	115	226	229
Mortgage servicing income	48	51	97	109
Gain on sale of mortgage loans	50	23	82	49
ATM & debit card income	84	81	173	154
Change in fair value of equity securities, net	(48)	(28)	32	(43)
Gain on sale of securities, net	—	—	12	1
Gain on payoff of purchase credit impaired loans	32	22	32	22
Other	1	7	4	43
Total noninterest income	385	384	885	777
Noninterest expense:
Salaries and employee benefits	1,578	1,727	3,168	3,413
Occupancy and equipment	459	462	927	877
Data processing	215	201	437	456
ATM & debit card expense	62	51	121	105
Professional and supervisory fees	181	204	328	400
Office expense	64	59	108	104
Advertising	70	59	127	109
FDIC deposit insurance	1	30	2	63
Foreclosed assets, net	100	11	144	24
Change in loan servicing asset	34	33	87	76
Other	190	213	406	420
Total noninterest expense	2,954	3,050	5,855	6,047
Income before income taxes	1,109	1,140	2,338	2,235
Income tax expense	19	221	314	447

Net income	$1,090	$919	$2,024	$1,788
Other comprehensive income
Unrealized gains/(losses) on securities available-for-sale	$(84)	$1,541	$398	$891
Tax effect	17	(312)	(84)	(171)
Reclassification adjustment for gains realized in net income	—	—	(12)	(1)
Tax effect	—	—	3	—
Total other comprehensive income/(loss)	(67)	1,229	305	719
Comprehensive income	$1,023	$2,148	$2,329	$2,507

Basic net income per share: (Note 3)	$0.19	$0.16	$0.36	$0.31
Diluted net income per share: (Note 3)	$0.19	$0.16	$0.35	$0.31
Dividends declared per share:	$0.10	$0.10	$0.20	$0.20

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the three months ended December 31, 2019 and December 31, 2018

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total

Balance at Sept 30, 2018	$65	$(7)	$11,582	$76,427	$(3,038)	$(752)	$84,277
Net income	—	—	—	919	—	—	919
Other comprehensive income	—	—	—	—	1,229	—	1,229
Purchase of 3,657 shares of treasury stock (1)	—	—	(94)	—	—	—	(94)
Stock-based compensation expense	—	—	36	—	—	—	36
Dividends (2)	—	—	35	(527)	—	—	(492)
ESOP shares earned	—	—	66	—	—	50	116
Balance at December 31, 2018	$65	$(7)	$11,625	$76,819	$(1,809)	$(702)	$85,991

Balance at Sept 30, 2019	$65	$(8)	$10,254	$77,823	$766	$(555)	$88,345
Net income	—	—	—	1,090	—	—	1,090
Other comprehensive loss	—	—	—	—	(67)	—	(67)
Purchase of 5,699 shares of treasury stock (3)	—	—	(131)	—	—	—	(131)
Stock-based compensation expense	—	—	20	—	—	—	20
Dividends (4)	—	—	29	(521)	—	—	(492)
ESOP shares earned	—	—	43	—	—	48	91
Balance at December 31, 2019	$65	$(8)	$10,215	$78,392	$699	$(507)	$88,856

(1)	The weighted average cost of treasury shares purchased during the three months ended was $25.89 per share. Treasury stock repurchases were accounted for using the par value method.

(2)

Approximately $85 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,100 additional shares. The portion of the dividend paid on allocated shares of approximately $49 and resulting release of approximately 4,500 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $36 and resulting release of approximately 2,600 shares, and was accounted for as additional compensation expense for the three months ended December 31, 2018.

(3)	The weighted average cost of treasury shares purchased during the three months ended was $23.02 per share. Treasury stock repurchases were accounted for using the par value method.
(4)

Approximately $79 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,200 additional shares. The portion of the dividend paid on allocated shares of approximately $50 and resulting release of approximately 4,300 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $29 and resulting release of approximately 2,900 shares, and was accounted for as additional compensation expense for the three months ended December 31, 2019.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the six months ended December 31, 2019 and December 31, 2018

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total

Balance at June 30, 2018	$65	$(7)	$12,000	$76,136	$(2,528)	$(801)	$84,865
Net income	—	—	—	1,788	—	—	1,788
Other comprehensive income	—	—	—	—	719	—	719
Purchase of 19,439 shares of treasury stock (1)	—	—	(615)	—	—	—	(615)
Stock-based compensation expense	—	—	72	—	—	—	72
Dividends (2)	—	—	36	(1,105)	—	—	(1,069)
ESOP shares earned	—	—	132	—	—	99	231
Balance at December 31, 2018	$65	$(7)	$11,625	$76,819	$(1,809)	$(702)	$85,991

Balance at June 30, 2019	$65	$(8)	$10,986	$77,464	$394	$(604)	$88,297
Net income	—	—	—	2,024	—	—	2,024
Other comprehensive income	—	—	—	—	305	—	305
Purchase of 40,079 shares of treasury stock (3)	—	—	(927)	—	—	—	(927)
Stock-based compensation expense	—	—	39	—	—	—	39
Dividends (4)	—	—	29	(1,096)	—	—	(1,067)
ESOP shares earned	—	—	88	—	—	97	185
Balance at December 31, 2019	$65	$(8)	$10,215	$78,392	$699	$(507)	$88,856

(1)	The weighted average cost of treasury shares purchased during the six months ended was $27.15 per share. Treasury stock repurchases were accounted for using the par value method.
(2)

Approximately $85 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,100 additional shares. The portion of the dividend paid on allocated shares of approximately $49 and resulting release of approximately 4,500 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $36 and resulting release of approximately 2,600 shares, and was accounted for as additional compensation expense for the six months ended December 31, 2018.

(3)	The weighted average cost of treasury shares purchased during the six months ended was $23.14 per share. Treasury stock repurchases were accounted for using the par value method.
(4)

Approximately $79 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,200 additional shares. The portion of the dividend paid on allocated shares of approximately $50 and resulting release of approximately 4,300 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $29 and resulting release of approximately 2,900 shares, and was accounted for as additional compensation expense for the six months ended December 31, 2019.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	December 31, 2019	December 31, 2018
Cash Flows From Operating Activities
Net income	$2,024	$1,788
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	148
Provision for real estate owned	117	18
Depreciation and amortization, net	613	598
Net accretion of purchase accounting adjustments	(39)	(98)
Deferred income tax expense/(income)	162	(80)
Net gain on sale of real estate owned	—	(12)
Net gain on sale of premises and equipment	—	(29)
Change in loan servicing asset	87	76
Net gain on sales of securities	(12)	(1)
Mortgage loans originated for sale	(6,214)	(2,823)
Mortgage loans sold	6,296	2,718
Gain on sales of mortgage loans	(82)	(49)
Change in fair value of equity securities	(32)	43
Increase in cash surrender value of bank owned life insurance	(227)	(228)
Gain on payoff of purchased credit impaired loans	(32)	(22)
ESOP compensation expense	185	231
Stock based compensation expense	39	72
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	269	(10)
Accrued interest payable and other liabilities	526	602
Net cash provided by operating activities	3,680	2,942
Cash Flows From Investing Activities
Purchases of premises and equipment	(1,680)	(1,080)
Disposal of premises and equipment	—	29
Purchases of securities available-for-sale	(7,644)	(1,173)
Proceeds from maturities, paydowns and calls of securities available-for-sale	12,205	6,184
Proceeds from sales of securities available-for-sale	5,268	1,193
Purchases of restricted equity securities	—	(910)
Redemptions of restricted equity securities	808	151
Proceeds from sale of real estate owned	77	293
Loan originations and repayments, net	(85)	(29,032)
Net cash provided/(used) in investing activities	8,949	(24,345)
Cash Flows from Financing Activities
Net change in deposits	(6,704)	6,361
Proceeds from notes payable to FHLB	—	54,100
Repayment of notes payable to FHLB	(19,000)	(36,100)
Dividends paid	(1,067)	(1,069)
Purchase of treasury stock	(927)	(615)
Net cash provided/(used) by financing activities	(27,698)	22,677
Change in cash and cash equivalents	(15,069)	1,274
Cash and cash equivalents, beginning of period	36,690	9,910
Cash and cash equivalents, end of period	$21,621	$11,184

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  Intercompany accounts and transactions are eliminated during consolidation.  The Company is majority owned (72.82%) by Oconee Federal, MHC.  These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2019 and June 30, 2019 and the results of operations and cash flows for the interim periods ended December 31, 2019 and 2018. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2020 or any other period.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

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

Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740)”. Issued in December 2019, ASU 2019-12 provides guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For the Company, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2019-11, “Codification to Improvements to Topic 326, Financial Instruments – Credit Losses”. Issued in November 2019, ASU 2019-11 provides guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect a variety of Topics in the Accounting Standards Codification. For the Company, the amendments are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as an entity has adopted the amendments in ASU 2016-13. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”. Issued in November 2019, ASU 2019-10 provides guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies (such as the Company) applying standards on current expected credit losses (CECL), derivatives, hedging and leases. For the Company, the new effective date for Credit Losses (CECL) will be for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. For the Company, the effective dates for Derivatives, Hedging and Leases were not deferred under this guidance. The Company does not expect these amendments to have a material effect on its financial statements.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

ASU 2019-07, “Codification Updates to SEC Sections”. Issued in July 2019, ASU 2019-07 updates various Topics of the Accounting Standards Codification to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.

ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”.   Issued in May 2019, ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. On October 16, 2019, the Financial Accounting Standards Board (“FASB”) announced a delay in the implementation schedule allowing certain entities, including smaller reporting companies (such as the Company) to adopt ASU 2016-13 in fiscal years beginning after December 15, 2022, and interim periods within those years. The Company does not expect these amendments to have a material effect on its financial statements.

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

ASU 2019-01, Leases (Topic 842): Codification Improvements. Issued in March 2019, ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Accounting Standards Codification (ASC) 842, Leases, with that of the existing guidance (ASC 820, Fair Value Measurement).  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply and costs incurred to acquire the asset, as per ASC 842, Leases. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, Fair Value Measurement) should be applied. The ASU also requires lessors within the scope of ASC 942, Financial Services—Depository and Lending, to present all principal payments received under leases within investing activities. Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The amendment is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company adopted the new guidance effective July 1, 2019.  This pronouncement will not have a material impact on the Company’s consolidated financial statements as the Company does not have any significant leases.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Earnings per share
Net income	$1,090	$919	$2,024	$1,788
Less: distributed earnings allocated to participating securities	(1)	(1)	(2)	(3)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(1)	(2)	(1)	(2)
Net earnings available to common shareholders	$1,088	$916	$2,021	$1,783

Weighted average common shares outstanding including participating securities	5,719,941	5,762,678	5,729,799	5,768,419
Less: participating securities	(8,800)	(15,355)	(8,800)	(15,355)
Less: average unearned ESOP shares	(50,412)	(61,926)	(43,880)	(55,760)
Weighted average common shares outstanding	5,660,729	5,685,397	5,677,119	5,697,304

Basic earnings per share	$0.19	$0.16	$0.36	$0.31

Weighted average common shares outstanding	5,660,729	5,685,397	5,677,119	5,697,304
Add: dilutive effects of assumed exercises of stock options	66,874	119,788	65,850	123,711
Average shares and dilutive potential common shares	5,727,603	5,805,185	5,742,969	5,821,015

Diluted earnings per share	$0.19	$0.16	$0.35	$0.31

For the three and six months ended December 31, 2019, 11,200 shares were considered anti-dilutive as the exercise price was in excess of the average market price, and for the three and six months ended December 31, 2018, 22,400 shares were considered anti-dilutive as the exercise price was in excess of the average market price.

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2019 and June 30, 2019 are as follows:

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
December 31, 2019	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$224	$244
Certificates of deposit	2,493	35	—	—	2,528
Municipal securities	21,092	389	(27)	—	21,454
SBA loan pools	18	—	—	—	18
CMOs	12,883	86	(56)	—	12,913
U.S. Government agency mortgage-backed securities	42,124	483	(27)	—	42,580
U.S. Government agency bonds	6,009	10	(8)	—	6,011
Total available-for-sale	$84,639	$1,003	$(118)	$224	$85,748

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
June 30, 2019	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$192	$212
Certificates of deposit	2,493	11	(5)	—	2,499
Municipal securities	24,968	295	(38)	—	25,225
SBA loan pools	22	—	—	—	22
CMOs	14,889	111	(30)	—	14,970
U.S. Government agency mortgage-backed securities	40,366	228	(52)	—	40,542
U.S. Government agency bonds	11,980	10	(31)	—	11,959
Total available-for-sale	$94,738	$655	$(156)	$192	$95,429

Securities pledged at December 31, 2019 and June 30, 2019 had fair values of $20,160 and $26,029, respectively.  These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At December 31, 2019 and June 30, 2019, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at December 31, 2019 and June 30, 2019.  The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
December 31, 2019
Available-for-sale:
Municipal securities	2,518	(22)	7	634	(5)	1	3,152	(27)	8
CMOs	3,499	(40)	7	1,202	(16)	3	4,701	(56)	10
U.S. Government agency mortgage-backed securities	4,734	(27)	7	—	—	—	4,734	(27)	7
U.S. Government agency bonds	—	—	—	992	(8)	1	992	(8)	1
	$10,751	$(89)	21	$2,828	$(29)	5	$13,579	$(118)	26

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2019
Available-for-sale:
Certificates of deposit	$991	$(5)	4	$—	$—	—	$991	$(5)	4
Municipal securities	745	(10)	2	3,750	(28)	7	4,495	(38)	9
CMOs	—	—	—	3,059	(30)	7	3,059	(30)	7
U.S. Government agency mortgage-backed securities	5,377	(9)	5	11,198	(43)	18	16,575	(52)	23
U.S. Government agency bonds	4,475	(23)	4	2,013	(8)	2	6,488	(31)	6
	$11,588	$(47)	15	$20,020	$(109)	34	$31,608	$(156)	49

(1)	Actual amounts.

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

None of the unrealized losses at December 31, 2019 were recognized into net income for the three or six months ended December 31, 2019 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value of these securities is expected to recover as they approach their maturity date or reset date.  None of the unrealized losses at June 30, 2019 were recognized as having OTTI during the year ended June 30, 2019.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at December 31, 2019 and June 30, 2019 by contractual maturity.

	December 31, 2019		June 30, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$1,250	$1,250	$2,000	$1,994
Due from one to five years	11,527	11,616	11,627	11,663
Due after five years to ten years	10,471	10,685	18,817	18,955
Due after ten years	6,364	6,460	7,019	7,093
Mortgage-backed securities, CMOs and FHLMC stock (1)	55,027	55,737	55,275	55,724
Total available for sale	$84,639	$85,748	$94,738	$95,429

(1)

Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
Available-for-sale:	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Proceeds	$—	$—	$5,268	$1,193
Gross gains	—	—	15	3
Gross losses	—	—	(3)	(2)

The tax provision related to the net realized gain for the six months ended December 31, 2019 was $3, and for the six months ended December 31, 2018 was less than $1.

(5)	LOANS

The components of loans at December 31, 2019 and June 30, 2019 were as follows:

	December 31, 2019	June 30, 2019
Real estate loans:
One-to-four family	$289,358	$289,077
Multi-family	1,535	1,605
Home equity	6,241	5,191
Nonresidential	17,579	19,350
Agricultural	1,491	1,510
Construction and land	33,605	33,651
Total real estate loans	349,809	350,384
Commercial and industrial	4,208	4,390
Consumer and other loans	6,226	5,314
Total loans	$360,243	$360,088

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2019 by portfolio segment:

Three months ended December 31, 2019	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$993	$—	$—	$—	$993
Multi-family	4	—	—	—	4
Home equity	29	4	—	—	33
Nonresidential	85	(8)	—	—	77
Agricultural	4	—	—	—	4
Construction and land	87	7	—	—	94
Total real estate loans	1,202	3	—	—	1,205
Commercial and industrial	70	(4)	—	—	66
Consumer and other loans	25	1	(1)	—	25
Total loans	$1,297	$—	$(1)	$—	$1,296

Six months ended December 31, 2019	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$995	$(2)	$—	$—	$993
Multi-family	4	—	—	—	4
Home equity	24	9	—	—	33
Nonresidential	87	(10)	—	—	77
Agricultural	3	1	—	—	4
Construction and land	94	—	—	—	94
Total real estate loans	1,207	(2)	—	—	1,205
Commercial and industrial	67	(1)	—	—	66
Consumer and other loans	23	3	(1)	—	25
Total loans	$1,297	$—	$(1)	$—	$1,296

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2019:

	Ending Allowance on Loans:		Loans:
At December 31, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$993	$2,223	$287,135
Multi-family	—	4	—	1,535
Home equity	—	33	—	6,241
Nonresidential	—	77	587	16,992
Agricultural	—	4	320	1,171
Construction and land	—	94	—	33,605
Total real estate loans	—	1,205	3,130	346,679
Commercial and industrial	—	66	—	4,208
Consumer and other loans	—	25	—	6,226
Total loans	$—	$1,296	$3,130	$357,113

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2018 by portfolio segment:

Three months ended December 31, 2018	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$956	$29	$—	$—	$985
Multi-family	4	—	—	—	4
Home equity	13	2	—	—	15
Nonresidential	69	35	—	—	104
Agricultural	1	—	—	—	1
Construction and land	98	(1)	—	—	97
Total real estate loans	1,141	65	—	—	1,206
Commercial and industrial	3	15	—	—	18
Consumer and other loans	7	(4)	—	—	3
Total loans	$1,151	$76	$—	$—	$1,227

Six months ended December 31, 2018	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$939	$64	$(18)	$—	$985
Multi-family	4	—	—	—	4
Home equity	8	7	—	—	15
Nonresidential	66	38	—	—	104
Agricultural	1	—	—	—	1
Construction and land	74	23	—	—	97
Total real estate loans	1,092	132	(18)	—	1,206
Commercial and industrial	4	14	—	—	18
Consumer and other loans	1	2	—	—	3
Total loans	$1,097	$148	$(18)	$—	$1,227

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

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2019 and June 30, 2019, including the average recorded investment balance and interest earned for the six months ended December 31, 2019 and the year ended June 30, 2019:

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,300	$2,223	$—	$2,257	$31
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	621	587	—	600	—
Agricultural	869	320	—	338	—
Construction and land	—	—	—	—	—
Total real estate loans	3,790	3,130	—	3,195	31
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$3,790	$3,130	$—	$3,195	$31

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$3,790	$3,130	$—	$3,195	$31
Consumer and other loans	—	—	—	—	—
Total	$3,790	$3,130	$—	$3,195	$31

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

Total past due loans and nonaccrual loans at December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$3,773	$2,421	$237	$6,431	$282,927	$289,358	$2,349	$—
Multi-family	224	—	—	224	1,311	1,535	—	—
Home equity	77	—	40	117	6,124	6,241	777	—
Nonresidential	512	—	—	512	17,067	17,579	29	—
Agricultural	—	—	—	—	1,491	1,491	40	—
Construction and land	40	—	—	40	33,565	33,605	320	—
Total real estate loans	4,626	2,421	277	7,324	342,485	349,809	3,515	—
Commercial and industrial	—	—	—	—	4,208	4,208	—	—
Consumer and other loans	—	—	—	—	6,226	6,226	—	—
Total	$4,626	$2,421	$277	$7,324	$352,919	$360,243	$3,515	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$5,879	$1,486	$229	$7,594	$281,483	$289,077	$2,674	$—
Multi-family	228	—	—	228	1,377	1,605	—	—
Home equity	64	—	40	104	5,087	5,191	40	—
Nonresidential	458	—	—	458	18,892	19,350	816	—
Agricultural	—	—	—	—	1,510	1,510	356	—
Construction and land	308	31	—	339	33,312	33,651	31	—
Total real estate loans	6,937	1,517	269	8,723	341,661	350,384	3,917	—
Commercial and industrial	—	—	—	—	4,390	4,390	—	—
Consumer and other loans	8	—	—	8	5,306	5,314	—	—
Total	$6,945	$1,517	$269	$8,731	$351,357	$360,088	$3,917	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Troubled Debt Restructurings:

At December 31, 2019 and June 30, 2019, total loans that have been modified as troubled debt restructurings were $2,488 and $2,675, respectively, which consisted of one agricultural loan, two non-residential real estate loans and four one-to-four family first lien loans at December 31, 2019 and June 30, 2019. There was no specific allowance for loss established for these loans at December 31, 2019 or June 30, 2019.  Additionally, there were no commitments to lend any additional amounts on any loan after the modification.  No loans have been modified as troubled debt restructurings during the six months ended December 31, 2019. No loans modified as troubled debt restructurings during the twelve months ended December 31, 2019 have defaulted since restructuring.  All of these loans are on nonaccrual at December 31, 2019 and June 30, 2019. At December 31, 2019 and June 30, 2019, $2,171 and $2,291, respectively, were individually evaluated for impairment.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Total loans by risk grade and portfolio segment at December 31, 2019:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$277,492	$4,655	$2,945	$4,266	$—	$289,358
Multi-family	1,535	—	—	—	—	1,535
Home equity	5,715	420	57	49	—	6,241
Nonresidential	16,375	341	—	863	—	17,579
Agricultural	1,171	—	—	320	—	1,491
Construction and land	33,101	431	—	73	—	33,605
Total real estate loans	335,389	5,847	3,002	5,571	—	349,809
Commercial and industrial	4,208	—	—	—	—	4,208
Consumer and other loans	6,226	—	—	—	—	6,226
Total	$345,823	$5,847	$3,002	$5,571	$—	$360,243

Total loans by risk grade and portfolio segment at June 30, 2019:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$276,141	$5,316	$3,217	$4,403	$—	$289,077
Multi-family	1,605	—	—	—	—	1,605
Home equity	4,733	313	69	76	—	5,191
Nonresidential	17,951	491	—	908	—	19,350
Agricultural	1,154	—	—	356	—	1,510
Construction and land	33,130	446	—	75	—	33,651
Total real estate loans	334,714	6,566	3,286	5,818	—	350,384
Commercial and industrial	4,390	—	—	—	—	4,390
Consumer and other loans	5,314	—	—	—	—	5,314
Total	$344,418	$6,566	$3,286	$5,818	$—	$360,088

At December 31, 2019, loans totaling $109 were in formal foreclosure proceedings and are included in the one-to-four family loan category.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

6)           BORROWINGS

There were no Federal Home Loan Bank advances outstanding at December 31, 2019. At June 30, 2019, advances from the Federal Home Loan Bank were as follows:

	June 30, 2019
	Balance	Stated Interest Rate
FHLB advances due September 2019 through December 2019	$19,000	2.62% - 2.78%
Total	$19,000

The average interest rate of all outstanding FHLB advances was 2.75% on June 30, 2019.

Each advance was payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $22,632 of investment securities at June 30, 2019. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $130,998 at December 31, 2019.

There were no overnight borrowings at December 31, 2019 or June 30, 2019.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and June 30, 2019 are summarized below:

	Fair Value Measurements
	December 31, 2019		June 30, 2019
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$244	$—	$212	$—
Certificates of deposit	2,528	—	2,499	—
Municipal securities	21,454	—	25,225	—
SBA loan pools	18	—	22	—
CMOs	12,913	—	14,970	—
U.S. Government agency mortgage-backed securities	42,580	—	40,542	—
U.S. Government agency bonds	6,011	—	11,959	—
Total securities available-for-sale	85,748	—	95,429	—
Loan servicing rights	—	781	—	868
Total financial assets	$85,748	$781	$95,429	$868

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at December 31, 2019 and June 30, 2019:

	Fair Value Measurements
	December 31, 2019	June 30, 2019
	(Level 3)	(Level 3)
Non-financial assets:
Real estate owned, net:
One-to-four family	$136	$226
Nonresidential	481	585
Total non-financial assets	617	811
Total assets measured at fair value on a non-recurring basis	$617	$811

Real estate owned is carried at the lower of carrying value or fair value less costs to sell.  The carrying value of real estate owned at December 31, 2019 and June 30, 2019 was $617 and $811, respectively. The valuation allowances associated with these properties at December 31, 2019 and June 30, 2019 was $117 and $38, respectively.

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended December 31, 2019 and 2018:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$815	$1,050	$868	$1,093
Purchases	—	—	—	—
Unrealized net losses included in net income	(34)	(33)	(87)	$(76)
Balance at end of period:	$781	$1,017	$781	$1,017

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2019 and June 30, 2019.

	Level 3 Quantitative Information
	December 31, 2019	June 30, 2019	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$781	$868	Discounted cash flows	Discount rate, estimated timing of cash flows	9.25% to 9.75%

Real estate owned net:
One-to-four family	$136	$226	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Nonresidential	$481	$585	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value.  These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully.  The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2019 and June 30, 2019 are summarized below:

	December 31, 2019
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$85,748	$—	$85,748	$—	$85,748
Loans, net (1)	358,947	—	—	361,305	361,305
Loan servicing rights	781	—	—	781	781
Restricted equity securities	1,046	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$412,402	$195,767	$213,493	$—	$409,260

	June 30, 2019
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$95,429	$—	$95,429	$—	$95,429
Loans, net (1)	358,791	—	—	358,473	358,473
Loan servicing rights	868	—	—	868	868
Restricted equity securities	1,854	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$419,106	$196,466	$218,985	$—	$415,451
FHLB Advances	19,000	—	19,000	—	19,000

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2019 and June 30, 2019 was measured using an exit price notion.

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

Participants receive the shares at the end of employment.  The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2019 or 2018. Total ESOP compensation expense for the three and six months ended December 31, 2019 was $91 and $185, respectively, and for the three and six months ended December 31, 2018 was $116 and $231, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at December 31, 2019 and June 30, 2019 were as follows:

	December 31, 2019	June 30, 2019
Committed to be released to participants	23,865	11,983
Allocated to participants	127,257	127,257
Unearned	41,579	59,245
Total ESOP shares	192,701	198,485

Fair value of unearned shares	$1,081	$1,360

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

There have been no stock options or restricted stock issued in fiscal 2020 or fiscal 2019.

The following table summarizes stock option activity for the six months ended December 31, 2019:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2019	169,519	$14.65
Granted	—	—
Exercised	—	—
Forfeited	(5,200)	29.33
Outstanding - December 31, 2019	164,319	$14.18	$1,943
Fully vested and exercisable at December 31, 2019	143,419	$12.86	$1,886
Expected to vest in future periods	20,900
Fully vested and expected to vest - December 31, 2019	164,319	$14.18	$1,943

(1)

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price.  The current market price was based on the closing price of common stock of $26.01 per share on December 31, 2019.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 2,470 and 8,070 options that were earned during the six months ended December 31, 2019 and 2018, respectively. Stock-based compensation expense for stock options for the three and six months ended December 31, 2019 was $6 and $10, respectively, and for the three and six months ended December 31, 2018 was $11 and $21, respectively. Total unrecognized compensation cost related to stock options was $67 at December 31, 2019 and is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2019:

December 31, 2019
Balance - beginning of year	8,800
Granted	—
Forfeited	—
Vested	—
Balance - end of period	8,800
Weighted average grant date fair value	$19.77

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and six months ended December 31, 2019 was $15 and $30, respectively, and for the three and six months ended December 31, 2018 was $25 and $51, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $119 at December 31, 2019 and is expected to be recognized over a weighted-average period of 2.2 years.

(10)         LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.

The principal balances of those loans at December 31, 2019 and June 30, 2019 are as follows:

	December 31, 2019	June 30, 2019
Mortgage loan portfolio serviced for:
FHLMC	$72,606	$83,938

Custodial escrow balances maintained in connection with serviced loans were $366 and $771 at December 31, 2019 and June 30, 2019.

Activity for loan servicing rights for the three and six months ended December 31, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Loan servicing rights:
Beginning of period:	$815	$1,050	$868	$1,093
Additions	—	—	—	—
Change in fair value	(34)	(33)	(87)	(76)
End of period:	$781	$1,017	$781	$1,017

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Fair value at December 31, 2019 was determined using a discount rate of 9.25%, prepayment speed assumptions ranging from 5.9% to 14.2% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.29%.  Fair value at December 31, 2018 was determined using a discount rate of 10.25%, prepayment speed assumptions ranging from 4.7% to 13.7% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.40%.

(11)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended December 31, 2019 and 2018 is as follows:

	December 31,	December 31,
	2019	2018
Cash paid during the period for:
Interest paid	$2,269	$1,465
Income taxes paid	$140	$218
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$—	$48
Change in unrealized gain/loss on securities available-for-sale	$386	$856

(12)	SUBSEQUENT EVENTS

On January 23, 2020, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock.  The dividend is payable to stockholders of record as of February 6, 2020, and will be paid on or about February 20, 2020.

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

Comparison of Financial Condition at December 31, 2019 and June 30, 2019

Our total assets decreased by $24.6 million, or 4.7%, to $503.2 million at December 31, 2019 from $527.8 million at June 30, 2019.  Total cash and cash equivalents decreased $15.1 million, or 41.1%, to $21.6 million at December 31, 2019 from $36.7 million at June 30, 2019. The decrease in cash and cash equivalents was primarily due to the repayment of outstanding Federal Home Loan Bank advances during the six month period, and also reflected our funding deposit withdrawals. Our available-for-sale securities portfolio decreased by $9.7 million from $95.4 million at June 30, 2019 to $85.7 million at December 31, 2019. The Association is not actively replenishing security repayments and maturities with purchases due to the funding needs of our loan portfolio. Gross loans increased $155 thousand, or 0.04%, to $360.2 million at December 31, 2019 from $360.1 million at June 30, 2019.  This increase was primarily a result of loan originations generally matching to loan repayments during the six months ended December 31, 2019.

Deposits decreased $6.7 million, or 1.6%, to $412.4 million at December 31, 2019 from $419.1 million at June 30, 2019.  The decrease in our deposits reflected a decrease of $6.0 million in certificates of deposit, $353 thousand in NOW accounts, and $2.6 million in non-interest bearing checking accounts offset by an increase of $961 thousand in savings deposits and $1.3 million in money market deposits.

Oconee Federal, MHC’s cash is held on deposit with the Association.  We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2019.

Federal Home Loan Bank advances decreased by $19.0 million, or 100.0%. We had no Federal Home Loan Bank advances outstanding at December 31, 2019 as we have not needed borrowings to fund our operations. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of December 31, 2019, or approximately $131.0 million. We had no federal funds purchased as of December 31, 2019 or as of June 30, 2019.

Total shareholders’ equity increased $559 thousand, or 0.6%, to $88.9 million at December 31, 2019 compared to $88.3 million at June 30, 2019.  This was due to our net income during the period of $2.0 million, the increase of $163 thousand in ESOP shares earned and an increase in after-tax unrealized gains in our investment portfolio of $305 thousand being offset by our payment of dividends of $1.1 million and $927 thousand used for the repurchase of treasury stock. The Company and the Association exceeded all regulatory capital requirements at December 31, 2019 and June 30, 2019.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2019	June 30, 2019
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,349	$2,674
Multi-family	—	—
Home equity	777	40
Nonresidential	29	816
Agricultural	40	356
Construction and land	320	31
Total real estate loans	3,515	3,917
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans (1)	$3,515	$3,917
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$—	$—
Total of nonaccrual and 90 days or more past due loans (2)	$3,515	$3,917
Real estate owned, net:
One-to-four family	$136	$226
Nonresidential	481	585
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$4,132	$4,728
Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$4,132	$4,728

Total nonperforming loans to total loans	0.98%	1.09%
Total nonperforming assets to total assets	0.82%	0.90%
Total nonperforming assets to loans and real estate owned	1.15%	1.31%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $2.5 million and $2.7 million, at December 31, 2019 and June 30, 2019, respectively.

(2)	There were no loans past due 90 days or more and still accruing at December 31, 2019 and June 30, 2019.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $136 thousand and $150 thousand for the six months ended December 31, 2019 and 2018, respectively.  There was no interest recognized on these loans for the six months ended December 31, 2019 and December 31, 2018.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $63 thousand and $78 thousand for the six months ended December 31, 2019 and 2018, respectively. There was no interest recognized on troubled debt restructured loans for the six months ended December 31, 2019 and December 31, 2018.

Nonperforming assets decreased $596 thousand from $4.7 million as of June 30, 2019 to $4.1 million as of December 31, 2019.  Nonaccrual loans decreased $402 thousand to $3.5 million as of December 31, 2019 and real estate owned decreased $194 thousand to $617 thousand as of December 31, 2019.  There were no accruing loans past due 90 days or more at either date.   The decrease in nonaccrual loans primarily related to normal monthly fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.82% and 1.15%, respectively, at December 31, 2019 compared to 0.90% and 1.31%, respectively at June 30, 2019.

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

	For the Three Months Ended
	December 31, 2019				December 31, 2018
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$360,215		$4,143	4.60%	$351,078		$4,050	4.61%
Investment securities	70,307		373	2.12	76,821		401	2.09
Investment securities, tax-free	17,198		95	2.21	36,929		205	2.22
Other interest-earning assets	28,545		151	2.12	3,997		43	4.30
Total interest-earning assets	476,265		4,762	4.00	468,825		4,699	4.01
Noninterest-earning assets	38,879				34,393
Total assets	$515,144				$503,218

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$56,554		$51	0.36%	$50,569		$19	0.15%
Money market deposits	75,868		145	0.76	64,085		78	0.48
Regular savings and other deposits	28,868		20	0.27	27,407		13	0.19
Certificates of deposit	219,936		809	1.46	217,892		546	0.99
Total interest-bearing deposits	381,226		1,025	1.07	359,953		656	0.72
Other Borrowings	8,350		59	2.80	24,790		161	2.58
Total interest-bearing liabilities	389,576		1,084	1.10	384,743		817	0.84
Noninterest bearing deposits	34,840				35,045
Other noninterest-bearing liabilities	2,775				1,768
Total liabilities	427,191				421,556
Equity	87,953				81,662
Total liabilities and equity	$515,144				$503,218

Net interest income			$3,678				$3,882
Interest rate spread				2.90%				3.17%
Net interest margin				3.10%				3.32%
Average interest-earning assets to
average interest-bearing liabilities	1.22	x			1.30	x

	For the Six Months Ended
	December 31, 2019				December 31, 2018
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$361,139		$8,260	4.57%	$343,267		$7,817	4.55%
Investment securities	72,230		781	2.16	78,091		816	2.09
Investment securities, tax-free	18,112		200	2.21	37,269		414	2.22
Other interest-earning assets	29,300		338	2.31	4,517		73	3.23
Total interest-earning assets	480,781		9,579	3.98	463,144		9,120	3.94
Noninterest-earning assets	39,116				34,208
Total assets	$519,897				$497,352

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$55,871		$95	0.34%	$50,766		$36	0.14%
Money market deposits	75,587		325	0.85	64,213		141	0.44
Regular savings and other deposits	28,587		41	0.28	27,617		24	0.17
Certificates of deposit	221,063		1,624	1.46	216,711		1,020	0.93
Total interest-bearing deposits	381,108		2,085	1.09	359,307		1,221	0.67
Other Borrowings	13,175		186	2.80	19,975		246	2.44
Total interest-bearing liabilities	394,283		2,271	1.14	379,282		1,467	0.77
Noninterest bearing deposits	35,104				34,092
Other noninterest-bearing liabilities	2,408				1,386
Total liabilities	431,795				414,760
Equity	88,102				82,592
Total liabilities and equity	$519,897				$497,352

Net interest income			$7,308				$7,653
Interest rate spread				2.84%				3.17%
Net interest margin				3.05%				3.31%
Average interest-earning assets to average interest-bearing liabilities	1.22	x			1.22	x

Comparison of Operating Results for the Three Months Ended December 31, 2019 and December 31, 2018

General. We reported net income of $1.1 million for the three months ended December 31, 2019 as compared to net income of $919 thousand for the three months ended December 31, 2018. Interest income increased $63 thousand for the three months ended December 31, 2019 compared to December 31, 2018 and interest expense increased $267 thousand resulting in a net decrease to net interest income of $204 thousand. Noninterest income increased $1 thousand for the three months ended December 31, 2019 compared to December 31, 2018. Total noninterest expense decreased $96 thousand. Tax expense decreased $202 thousand primarily due to the recognition of a permanent tax benefit as a result of non-qualified stock options being exercised during the year ended December 31, 2019.

Interest Income. Interest income increased by $63 thousand to $4.8 million from $4.7 million for the three months ended December 31, 2019 and December 31, 2018, respectively.  The yield on interest-earning assets decreased one basis point from 4.01% for the three months ended December 31, 2018 to 4.00% for the three months ended December 31, 2019.  Total average interest-earning assets increased by $7.5 million to $476.3 million for the three months ended December 31, 2019 from $468.8 million for the three months ended December 31, 2018.

Interest income on loans increased by $93 thousand to $4.14 million from $4.05 million for the three months ended December 31, 2019 and December 31, 2018, respectively.  The yield on loans decreased one basis point from 4.61% for the three months ended December 31, 2018 to 4.60% for the three months ended December 31, 2019. The average balance of loans increased by $9.1 million, or 2.6%, to $360.2 million for the three months ended December 31, 2019 from $351.1 million for the three months ended December 31, 2018.  The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities decreased by $138 thousand, or 22.8%, to $468 thousand for the three months ended December 31, 2019 from $606 thousand for the three months ended December 31, 2018.  The decrease reflected the combination of a decrease in the average balance of securities of $26.3 million, or 23.1%, to $87.5 million for the three months ended December 31, 2019 from $113.8 million for the three months ended December 31, 2018, offset by an increase in the yield on securities to 2.14% from 2.13% for the respective periods.  The decrease in the average balances of our investment securities reflects our efforts during fiscal 2019 and 2020 to reduce investment purchases, which allowed us to use those funds as well as investment repayments and maturities to fund loan growth.

Income on other interest earning assets increased by $108 thousand, or 251.2%, to $151 thousand for the three months ended December 31, 2019 from $43 thousand for the three months ended December 31, 2018. The average balance of other interest-earning assets increased $24.5 million from the three months ended December 31, 2018 to the three months ended December 31, 2019 and the yield decreased 218 basis points over the same period. The increase in average balances was due to funds being held in money market accounts pending repayment of FHLB advances. The decrease in yield was a result of the majority of the current year funds being held in money market accounts compared to the prior year funds being predominately held in restricted equities.

Interest Expense. Interest expense increased by $267 thousand, or 32.7%, to $1.1 million for the three months ended December 31, 2019 from $817 thousand for the three months ended December 31, 2018.  This increase was attributable to general increases in deposit rates due to the competitive economic environment. The increase reflected an increase of 35 basis points in the average rate paid on interest-bearing deposits for the three months ended December 31, 2019 to 1.07% from 0.72% for the three months ended December 31, 2018.  The increase in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions.  Average interest-bearing deposits were $381.2 million for the three months ended December 31, 2019 compared to $360.0 million for the three months ended December 31, 2018.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased $263 thousand, or 48.2%, to $809 thousand for the three months ended December 31, 2019 from $546 thousand for the three months ended December 31, 2018.  The average rate paid on certificates of deposit increased by 47 basis points from 0.99% for the three months ended December 31, 2018 to 1.46% for the three months ended December 31, 2019 and the average balances increased by $2.0 million from $217.9 million for the three-month period ended December 31, 2018 to $219.9 million for the three-month period ended December 31, 2019. The increase in the average balance of our certificates of deposit is reflective of normal deposit growth. The increase in the average rate paid on our certificates of deposit is reflective of the competitive economic environment.

Interest expense for other borrowings decreased by $102 thousand, or 63.4%, to $59 thousand for the three months ended December 31, 2019 from $161 thousand for the three months ended December 31, 2018. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $8.4 million for the three months ended December 31, 2019 compared to $24.8 million for the three months ended December 31, 2018.  The average rate was 2.80% and 2.58% for the three months ended December 31, 2019 and 2018, respectively, due to an increase in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses decreased by $204 thousand, or 5.3%, to $3.7 million for the three months ended December 31, 2019.  Our interest rate spread and net interest margin decreased to 2.90% and 3.10%, respectively, from 3.17% and 3.32%, respectively, for the three months ended December 31, 2019 and December 31, 2018, respectively.  The decreasing yield on earning assets and the higher cost of certificates of deposit and other borrowings contributed to the decrease in net interest margin for the three months ended December 31, 2019.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended December 31, 2019 compared with $76 thousand for the three months ended December 31, 2018.  There was $1 thousand in charge-offs for the three months ended December 31, 2019. There were no charge-offs for the three months ended December 31, 2018.  The lack of provision for the three months ended December 31, 2019 is primarily due to slight loan growth during the three months ended December 31, 2019 combined with improved portfolio performance.

Our total allowance for loan losses was $1.3 million, or 0.36%, of total gross loans as of December 31, 2019 and June 30, 2019.  There were no specifically identified impaired loans at December 31, 2019 or June 30, 2019.  The recorded investment in individually evaluated impaired loans was $3.1 million and $3.3 million at December 31, 2019 and at June 30, 2019, respectively. Total loans individually evaluated for impairment decreased $130 thousand, or 4.0%, to $3.1 million at December 31, 2019 compared to $3.3 million at June 30, 2019.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2019 and 2018.  There have been no changes to our allowance for loan loss methodology during the quarter.

Noninterest Income. Noninterest income increased $1 thousand, or 0.3%, to $385 thousand for the three months ended December 31, 2019 from $384 thousand for the three months ended December 31, 2018.  Mortgage servicing income decreased $3 thousand due to a declining servicing portfolio balance. Gain on sale of mortgage loans was $50 thousand and $23 thousand for the three months ended December 31, 2019 and 2018, respectively. The change in fair value of equity securities was a loss of $48 thousand for the three months ended December 31, 2019 compared to a loss of $28 thousand for the three months ended December 31, 2018. Gains or losses on the fair value of equity securities are market driven. The net gain on payoff of purchase credit impaired loans was $32 thousand and $22 thousand for the three months ended December 31, 2019 and December 31, 2018, respectively, due to the liquidation of one loan in each period. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2019 decreased by $96 thousand, or 3.1%, to $3.0 million from $3.1 million for the same period in 2018.  Salaries and employee benefits decreased $149 thousand due a reduction in personnel related to the closing of a loan production office. Data processing increased $14 thousand due to routine upgrades in the current period.  Professional and supervisory fees decreased $23 thousand primarily due to reduced audit and legal fees. FDIC deposit insurance decreased $29 thousand due to an assessment credit received from FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding 1.38% as of September 30, 2019. Foreclosed asset expenses increased $89 thousand primarily due to a $89 thousand write down of REO property during the three months ended December 31, 2019. The change in the value of the loan servicing portfolio increased $1 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $202 thousand, or 91.4%, to $19 thousand for the three months ended December 31, 2019 from a $314 thousand for the three months ended December 31, 2018. The decrease is primarily due to the recognition of a permanent tax benefit as a result of non-qualified stock options being exercised during the period ended December 31, 2019. Our effective income tax rate was 1.7% and 19.4% for the three months ended December 31, 2019 and 2018, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2019 and December 31, 2018

General. We reported net income of $2.0 million for the six months ended December 31, 2019 as compared to net income of $1.8 million for the six months ended December 31, 2018. Interest income increased $459 thousand for the six months ended December 31, 2019 compared to December 31, 2018 and interest expense increased $804 thousand resulting in a net decrease to net interest income of $345 thousand. Noninterest income increased $108 thousand for the six months ended December 31, 2019 compared to December 31, 2018. Total noninterest expense decreased $192 thousand. Tax expense decreased $133 thousand primarily due to the recognition of a permanent tax benefit as a result of non-qualified stock options being exercised during the year ended December 31, 2019.

Interest Income. Interest income increased by $459 thousand to $9.6 million from $9.1 million for the six months ended December 31, 2019 and December 31, 2018, respectively.  The yield on interest-earning assets increased four basis points from 3.94% for the six months ended December 31, 2018 to 3.98% for the six months ended December 31, 2019.  Total average interest-earning assets increased by $17.7 million to $480.8 million for the six months ended December 31, 2019 from $463.1 million for the six months ended December 31, 2018.

Interest income on loans increased by $443 thousand to $8.3 million from $7.8 million for the six months ended December 31, 2019 and December 31, 2018, respectively.  The yield on loans increased two basis point from 4.55% for the six months ended December 31, 2018 to 4.57% for the six months ended December 31, 2019. The average balance of loans increased by $17.8 million, or 5.21%, to $361.1 million for the six months ended December 31, 2019 from $343.3 million for the six months ended December 31, 2018.  The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities decreased by $249 thousand, or 20.2%, to $981 thousand for the six months ended December 31, 2019 from $1.2 million for the six months ended December 31, 2018. The decrease reflected a decrease in the average balance of securities of $25.1 million, or 21.7%, to $90.3 million for the six months ended December 31, 2019 from $115.4 million for the six months ended December 31, 2018, offset by an increase in the yield on securities to 2.17% from 2.13% for the respective periods.  The decrease in the average balances of our investment securities reflects our efforts during fiscal 2019 and 2020 to reduce investment purchases, which allowed us to use those funds as well as investment repayments and maturities to fund loan growth.

Income on other interest earning assets increased by $265 thousand, or 363.0%, to $338 thousand for the six months ended December 31, 2019 from $73 thousand for the six months ended December 31, 2018. The average balance of other interest-earning assets increased $24.8 million from the six months ended December 31, 2018 to the six months ended December 31, 2019 and the yield decreased 92 basis points over the same period. The increase in average balances was due to funds being held in money market accounts pending repayment of FHLB advances. The decrease in yield was a result of the majority of the current year funds being held in money market accounts compared to the prior year funds being held in predominately restricted equities.

Interest Expense. Interest expense increased by $804 thousand, or 54.8%, to $2.3 million for the six months ended December 31, 2019 from $1.5 million for the six months ended December 31, 2018. This increase was attributable to general increases in deposit rates due to the competitive economic environment. The increase reflected an increase of 37 basis points in the average rate paid on interest-bearing deposits for the six months ended December 31, 2019 to 1.14% from 0.77% for the six months ended December 31, 2018.  The increase in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions.  Average interest-bearing deposits were $381.1 million for the six months ended December 31, 2019 compared to $359.3 million for the six months ended December 31, 2018.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased $604 thousand, or 59.2%, to $1.6 million for the six months ended December 31, 2019 from $1.0 million for the six months ended December 31, 2018.  The average rate paid on certificates of deposit increased by 53 basis points from 0.93% for the six months ended December 31, 2018 to 1.46% for the six months ended December 31, 2019 and the average balances increased by $4.4 million from $216.7 million for the six-month period ended December 31, 2018 to $221.1 million for the six-month period ended December 31, 2019. The increase in the average balance of our certificates of deposit is reflective of normal deposit growth. The increase in the average rate paid on our certificates of deposit is reflective of the normal competitive economic environment.

Interest expense for other borrowings decreased by $60 thousand, or 24.4%, to $186 thousand for the six months ended December 31, 2019 from $246 thousand for the six months ended December 31, 2018. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $13.2 million for the six months ended December 31, 2019 compared to $20.0 million for the six months ended December 31, 2018.  The average rate was 2.80% and 2.44% for the six months ended December 31, 2019 and 2018, respectively, due to an increase in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses decreased by $345 thousand, or 4.5%, to $7.3 million for the six months ended December 31, 2019.  Our interest rate spread and net interest margin decreased to 2.84% and 3.05%, respectively, from 3.17% and 3.31%, respectively, for the six months ended December 31, 2019 and December 31, 2018, respectively.  The increasing yield on earning assets was offset by the higher cost of certificates of deposit and other borrowings which contributed to the decrease in net interest margin for the six months ended December 31, 2019.

Provision for Loan Losses. We recorded no provision for loan losses for the six months ended December 31, 2019 compared with $148 thousand for the six months ended December 31, 2018.  There was $1 thousand in charge-offs for the six months ended December 31, 2019. There were $18 thousand in charge-offs for the six months ended December 31, 2018. The lack of provision for the six months ended December 31, 2019 is primarily due to slight loan growth during the six months ended December 31, 2019 combined with improved portfolio performance.

Our total allowance for loan losses was $1.3 million, or 0.36%, of total gross loans as of December 31, 2019 and June 30, 2019.  There were no specifically identified impaired loans at December 31, 2019 or June 30, 2019.  The recorded investment in individually evaluated impaired loans was $3.1 million and $3.3 million at December 31, 2019 and at June 30, 2019, respectively. Total loans individually evaluated for impairment decreased $130 thousand, or 4.0%, to $3.1 million at December 31, 2019 compared to $3.3 million at June 30, 2019.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2019 and 2018.  There have been no changes to our allowance for loan loss methodology during the six months ended December 31, 2019.

Noninterest Income. Noninterest income increased $108 thousand, or 13.9%, to $885 thousand for the six months ended December 31, 2019 from $777 thousand for the six months ended December 31, 2018.  Mortgage servicing income decreased $12 thousand due to a declining servicing portfolio balance. Gain on sale of mortgage loans was $82 thousand and $49 thousand for the six months ended December 31, 2019 and 2018, respectively. The change in fair value of equity securities was a gain of $32 thousand for the six months ended December 31, 2019 compared to a loss of $43 thousand for the six months ended December 31, 2018. Gains or losses on the fair value of equity securities are market driven. The net gain on sales of investment securities available for sale was $12 thousand and $1 thousand for the six months ended December 31, 2019 and December 31, 2018, respectively. Gains or losses on the sale of securities are largely market driven. The net gain on payoff of purchase credit impaired loans was $32 thousand and $22 thousand for the six months ended December 31, 2019 and December 31, 2018, respectively, due to the liquidation of one loan in each period.  Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2019 decreased by $192 thousand, or 3.2%, to $5.9 million from $6.0 million for the same period in 2018.  Salaries and employee benefits decreased $245 thousand primarily due a reduction in personnel related to the closing of a loan production office. Occupancy and equipment increased $50 thousand due to routine upgrades and improvements. Data processing decreased $19 thousand due to fewer routine upgrades in the current period as well as more favorable third party service pricing.  Professional and supervisory fees decreased $72 thousand primarily due to reduced audit and legal fees. FDIC deposit insurance decreased $61 thousand due to an assessment credits received from FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding 1.38% as of June 30, 2019 and September 30, 2019. Foreclosed asset expenses increased $120 thousand primarily due to $117 thousand in write downs of REO property during the six months ended December 31, 2019. The change in the value of the loan servicing portfolio increased $11 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $133 thousand, or 29.8%, to $314 thousand for the six months ended December 31, 2019 from a $447 thousand for the six months ended December 31, 2018. The decrease is primarily due to the recognition of a permanent tax benefit as a result of non-qualified stock options being exercised during the period ended December 31, 2019. Our effective income tax rate was 13.4% and 20.0% for the six months ended December 31, 2019 and 2018, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration.  If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of December 31, 2019), or approximately $131.0 million as of that date, with a remaining availability of $131.0 million as of December 31, 2019.

Common Stock Dividends.  On August 22, 2019 and November 21, 2019, the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.1 million.

Equity Compensation Plans.  During the three months ended December 31, 2019, no shares of restricted stock or common stock options were issued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2019, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plans
October 1 - October 31, 2019	5,533	$23.04	5,533		46,725
November 1 - November 30, 2019	166	$22.50	166		46,559
December 1 - December 31, 2019	—	$—	—		46,559	(2)
Total	5,699	$23.02	5,699	(1)

(1) All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on March 20, 2019. The repurchase program has no expiration date.

(2) Represents the maximum number of shares available for repurchase under the March 20, 2019 plan at December 31, 2019.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language):

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

Date: February 13, 2020

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Senior Vice President and Chief Financial Officer