Form 10-Q
period 2020-03-31
Oconee Federal Financial Corp.
filed 2020-05-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2020

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

As of May 7, 2020, the registrant had 5,675,281 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	March 31, 2020	June 30, 2019
	(unaudited)
ASSETS
Cash and due from banks	$5,114	$5,678
Interest-earning deposits	20,854	30,946
Fed funds sold	144	66
Total cash and cash equivalents	26,112	36,690
Securities available-for-sale	86,885	95,429
Loans	353,164	360,088
Allowance for loan losses	(1,296)	(1,297)
Net loans	351,868	358,791
Loans held for sale, at fair value	1,083	—
Premises and equipment, net	9,489	8,134
Real estate owned, net	295	811
Accrued interest receivable
Loans	1,055	1,137
Investments	329	447
Restricted equity securities, at cost	1,249	1,854
Bank owned life insurance	19,370	19,022
Goodwill	2,593	2,593
Core deposit intangible	233	305
Loan servicing rights	590	868
Deferred tax assets	604	1,187
Other assets	469	558
Total assets	$502,224	$527,826

LIABILITIES
Deposits
Noninterest - bearing	$37,012	$36,232
Interest - bearing	369,351	382,874
Total deposits	406,363	419,106
Federal Home Loan Bank advances	5,000	19,000
Accrued interest payable and other liabilities	1,422	1,423
Total liabilities	412,785	439,529

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,530,074 and 6,530,074 shares outstanding, respectively	65	65
Treasury stock, at par, 854,068 and 771,008 shares, respectively	(9)	(8)
Additional paid-in capital	9,192	10,986
Retained earnings	78,745	77,464
Accumulated other comprehensive income	1,903	394
Unearned ESOP shares	(457)	(604)
Total shareholders’ equity	89,439	88,297
Total liabilities and shareholders’ equity	$502,224	$527,826

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest and dividend income:
Loans, including fees	$4,174	$4,123	$12,436	$11,942
Securities, taxable	368	396	1,149	1,211
Securities, tax-exempt	93	173	292	587
Other interest-earning assets	84	94	422	167
Total interest income	4,719	4,786	14,299	13,907

Interest expense:
Deposits	905	837	2,991	2,058
Other borrowings	13	178	198	424
Total interest expense	918	1,015	3,189	2,482

Net interest income	3,801	3,771	11,110	11,425

Provision for loan losses	—	85	—	234
Net interest income after provision for loan losses	3,801	3,686	11,110	11,191

Noninterest income:
Service charges on deposit accounts	104	113	330	327
Income on bank owned life insurance	121	126	348	355
Mortgage servicing income	44	51	141	161
Gain on sale of mortgage loans	21	37	103	86
ATM & debit card income	82	72	255	225
Change in fair value of equity securities, net	(130)	132	(98)	90
Gain/(loss) on sale of securities, net	113	(51)	125	(50)
Gain on payoff of purchase credit impaired loans	277	42	309	64
Other	1	6	5	49
Total noninterest income	633	528	1,518	1,307

Noninterest expense:
Salaries and employee benefits	1,628	1,779	4,796	5,192
Occupancy and equipment	556	463	1,483	1,340
Data processing	230	221	667	677
ATM & debit card expense	60	50	182	155
Professional and supervisory fees	132	112	460	513
Office expense	57	46	165	149
Advertising	72	68	199	177
FDIC deposit insurance	1	32	3	95
Foreclosed assets, net	123	31	267	56
Change in loan servicing asset	191	67	278	143
Other	196	191	601	611
Total noninterest expense	3,246	3,060	9,101	9,108
Income before income taxes	1,188	1,154	3,527	3,390
Income tax expense	242	202	556	649

Net income	$946	$952	$2,971	$2,741

Other comprehensive income
Unrealized gains on securities available-for-sale	$1,635	$1,450	$2,034	$2,350
Tax effect	(341)	(289)	(426)	(469)
Reclassification adjustment for (gains)/losses realized in net income	(113)	51	(125)	50
Tax effect	23	(11)	26	(11)
Total other comprehensive income	1,204	1,201	1,509	1,920
Comprehensive income	$2,150	$2,153	$4,480	$4,661

Basic net income per share: (Note 3)	$0.17	$0.17	$0.52	$0.48
Diluted net income per share: (Note 3)	$0.17	$0.16	$0.52	$0.47
Dividends declared per share:	$0.10	$0.30	$0.30	$0.30

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share and per share data)

For the three months ended March 31, 2020 and March 31, 2019

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at December 31, 2018	$65	$(7)	$11,625	$76,819	$(1,809)	$(702)	$85,991
Net income	—	—	—	952	—	—	952
Other comprehensive income	—	—	—	—	1,201	—	1,201
Reclassification of unrealized gain on equity securities	—	—	—	109	(109)	—	—
Purchase of 30,438 shares of treasury stock(1)	—	(1)	(812)	—	—	—	(813)
Stock-based compensation expense	—	—	40	—	—	—	40
Dividends	—	—	—	(575)	—	—	(575)
ESOP shares earned	—	—	43	—	—	49	92
Balance at March 31, 2019	$65	$(8)	$10,896	$77,305	$(717)	$(653)	$86,888

Balance at December 31, 2019	$65	$(8)	$10,215	$78,392	$699	$(507)	$88,856
Net income	—	—	—	946	—	—	946
Other comprehensive income	—	—	—	—	1,204	—	1,204
Purchase of 42,981 shares of treasury stock(2)	—	(1)	(1,109)	—	—	—	(1,110)
Stock-based compensation expense	—	—	20	—	—	—	20
Dividends	—	—	—	(593)	—	—	(593)
ESOP shares earned	—	—	66	—	—	50	116
Balance at March 31, 2020	$65	$(9)	$9,192	$78,745	$1,903	$(457)	$89,439

(1)	The weighted average cost of treasury shares purchased during the three months ended was $26.71 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	The weighted average cost of treasury shares purchased during the three months ended was $25.81 per share. Treasury stock repurchases were accounted for using the par value method.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the nine months ended March 31, 2020 and March 31, 2019

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at June 30, 2018	$65	$(7)	$12,000	$76,136	$(2,528)	$(801)	$84,865
Net income	—	—	—	2,741	—	—	2,741
Other comprehensive income	—	—	—	—	1,920	—	1,920
Reclassification of unrealized gain on equity securities	—	—	—	109	(109)	—	—
Purchase of 49,877 shares of treasury stock(1)	—	(1)	(1,427)	—	—	—	(1,428)
Stock-based compensation expense	—	—	106	—	—	—	106
Dividends(2)	—	—	42	(1,681)	—	—	(1,639)
ESOP shares earned	—	—	175	—	—	148	323
Balance at March 31, 2019	$65	$(8)	$10,896	$77,305	$(717)	$(653)	$86,888

Balance at June 30, 2019	$65	$(8)	$10,986	$77,464	$394	$(604)	$88,297
Net income	—	—	—	2,971	—	—	2,971
Other comprehensive income	—	—	—	—	1,509	—	1,509
Purchase of 83,060 shares of treasury stock(3)	—	(1)	(2,036)	—	—	—	(2,037)
Stock-based compensation expense	—	—	59	—	—	—	59
Dividends(4)	—	—	29	(1,690)	—	—	(1,661)
ESOP shares earned	—	—	154	—	—	147	301
Balance at March 31, 2020	$65	$(9)	$9,192	$78,745	$1,903	$(457)	$89,439

(1)	The weighted average cost of treasury shares purchased during the nine months ended was $26.88 per share. Treasury stock repurchases were accounted for using the par value method.

(2)

Approximately $85 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,100 additional shares. The portion of the dividend paid on allocated shares of approximately $49 and resulting release of approximately 4,500 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $36 and resulting release of approximately 2,600 shares, and was accounted for as additional compensation expense for the nine months ended March 31, 2019.

(3)	The weighted average cost of treasury shares purchased during the six months ended was $24.52 per share. Treasury stock repurchases were accounted for using the par value method.

(4)

Approximately $79 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,300 additional shares. The portion of the dividend paid on allocated shares of approximately $50 and resulting release of approximately 4,400 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $29 and resulting release of approximately 2,800 shares, and was accounted for as additional compensation expense for the nine months ended March 31, 2020.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities
Net income	$2,971	$2,741
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	234
Provision for real estate owned	117	18
Depreciation and amortization, net	932	879
Net accretion of purchase accounting adjustments	(50)	(159)
Deferred income tax expense/(income)	403	(46)
Net loss on sale of real estate owned	120	9
Net gain on sale of premises and equipment	—	(29)
Change in loan servicing asset	278	143
Net gain/(loss) on sales of securities	(125)	50
Mortgage loans originated for sale	(9,603)	(4,160)
Mortgage loans sold	8,623	4,246
Gain on sales of mortgage loans	(103)	(86)
Change in fair value of equity securities	98	(90)
Increase in cash surrender value of bank owned life insurance	(348)	(354)
Gain on payoff of purchased credit impaired loans	(309)	(64)
ESOP compensation expense	301	323
Stock based compensation expense	59	106
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	289	72
Accrued interest payable and other liabilities	(1)	622
Net cash provided by operating activities	3,652	4,455

Cash Flows From Investing Activities
Purchases of premises and equipment	(1,798)	(1,145)
Disposal of premises and equipment	—	29
Purchases of securities available-for-sale	(21,627)	(4,184)
Proceeds from maturities, paydowns and calls of securities available-for-sale	16,708	8,546
Proceeds from sales of securities available-for-sale	14,762	12,228
Purchases of restricted equity securities	(213)	(366)
Sales of restricted equity securities	818	151
Proceeds from sale of real estate owned	279	541
Loan originations and repayments, net	7,282	(32,720)
Net cash provided/(used) in investing activities	16,211	(16,920)

Cash Flows from Financing Activities
Net change in deposits	(12,743)	16,417
Proceeds from notes payable to FHLB	5,000	54,100
Repayment of notes payable to FHLB	(19,000)	(49,600)
Dividends paid	(1,661)	(1,639)
Purchase of treasury stock	(2,037)	(1,428)
Net cash (used)/provided by financing activities	(30,441)	17,850

Change in cash and cash equivalents	(10,578)	5,385

Cash and cash equivalents, beginning of period	36,690	9,910
Cash and cash equivalents, end of period	$26,112	$15,295

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES

Basis of Presentation:

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (73.37%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2020 and June 30, 2019 and the results of operations and cash flows for the interim periods ended March 31, 2020 and 2019. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2020 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Reclassifications:

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

Risks and Uncertainties:

On March 10, 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic, which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have certain employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the COVID-19 outbreak with regard to capital, liquidity, loan loss reserves, etc. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(2)	NEW ACCOUNTING STANDARDS

Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848)”. Issued in March 2020, ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2020-03, “Codification Improvements to Financial Instruments”. Issued in March 2020, ASU 2020-03 provides guidance that makes narrow-scope improvements to various aspects of the financial instrument guidance, including the current expected credit losses (CECL) guidance issued in 2016. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)”. Issued in February 2020, ASU 2020-02 provides guidance to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2019-12, “Income Taxes (Topic 740)”. Issued in December 2019, ASU 2019-12 provides guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For the Company, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2019-11, “Codification to Improvements to Topic 326, Financial Instruments – Credit Losses”. Issued in November 2019, ASU 2019-11 provides guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect a variety of Topics in the Accounting Standards Codification. For the Company, the amendments are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as an entity has adopted the amendments in ASU 2016-13. The Company does not expect these amendments to have a material effect on its financial statements.

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

ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief”. Issued in May 2019, ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. On October 16, 2019, the Financial Accounting Standards Board (“FASB”) announced a delay in the implementation schedule allowing certain entities, including smaller reporting companies (such as the Company) to adopt ASU 2016-13 in fiscal years beginning after December 15, 2022, and interim periods within those years. The Company does not expect these amendments to have a material effect on its financial statements.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”. Issued in April 2019, ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses will be effective for the Company for reporting periods beginning after December 15, 2019. The amendments related to hedging will be effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments related to recognition and measurement of financial instruments will be effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. Issued in March 2017, ASU 2017-08 amends the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments were applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this standard on June 30, 2019 as reflected by a $245 adjustment to retained earnings.

ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. Issued in January 2017, ASU 2017-04 amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not believe that this new guidance will have a material effect on its consolidated financial statements.

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

There have been no accounting standards that have been issued or proposed by the FASB or other standards-setting bodies during this quarter that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of standards previously issued and not yet effective, and have no changes in our assessment to disclose since filing of the Annual Report on Form 10-K.

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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Earnings per share
Net income	$946	$952	$2,971	$2,741
Less: distributed earnings allocated to participating securities	(1)	(2)	(3)	(4)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	—	—	(2)	(3)
Net earnings available to common shareholders	$945	$950	$2,966	$2,734

Weighted average common shares outstanding including participating securities	5,705,937	5,759,840	5,721,903	5,765,601
Less: participating securities	(8,800)	(15,355)	(8,800)	(15,355)
Less: average unearned ESOP shares	(51,990)	(71,107)	(54,778)	(73,799)
Weighted average common shares outstanding	5,645,147	5,673,378	5,658,325	5,676,447

Basic earnings per share	$0.17	$0.17	$0.52	$0.48

Weighted average common shares outstanding	5,645,147	5,673,378	5,658,325	5,676,447
Add: dilutive effects of assumed exercises of stock options	71,002	123,144	67,598	123,526
Average shares and dilutive potential common shares	5,716,149	5,796,522	5,725,923	5,799,973

Diluted earnings per share	$0.17	$0.16	$0.52	$0.47

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

For the three and nine months ended March 31, 2020, 11,200 shares were considered anti-dilutive as the exercise price was in excess of the average market price, and for the three and nine months ended March 31, 2019, 22,400 shares were considered anti-dilutive as the exercise price was in excess of the average market price.

(4)       SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at March 31, 2020 and June 30, 2019 are as follows:

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
March 31, 2020	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$94	$114
Certificates of deposit	2,493	52	—	—	2,545
Municipal securities	21,102	476	(4)	—	21,574
SBA loan pools	15	—	—	—	15
CMOs	10,733	345	(1)	—	11,077
U.S. Government agency mortgage-backed securities	48,007	1,514	—	—	49,521
U.S. Government agency bonds	2,013	26	—	—	2,039
Total available-for-sale	$84,383	$2,413	$(5)	$94	$86,885

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
June 30, 2019	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$192	$212
Certificates of deposit	2,493	11	(5)	—	2,499
Municipal securities	24,968	295	(38)	—	25,225
SBA loan pools	22	—	—	—	22
CMOs	14,889	111	(30)	—	14,970
U.S. Government agency mortgage-backed securities	40,366	228	(52)	—	40,542
U.S. Government agency bonds	11,980	10	(31)	—	11,959
Total available-for-sale	$94,738	$655	$(156)	$192	$95,429

Securities pledged at March 31, 2020 and June 30, 2019 had fair values of $14,404 and $26,029, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At March 31, 2020 and June 30, 2019, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at March 31, 2020 and June 30, 2019. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
March 31, 2020
Available-for-sale:
Municipal securities	1,149	(4)	2	—	—	—	1,149	(4)	2
CMOs	573	(1)	1	—	—	—	573	(1)	1
U.S. Government agency	—	—	—	—	—	—
mortgage-backed securities	—	—	—	—	—	—	—	—	—
U.S. Government agency bonds	—	—	—	—	—	—	—	—	—
	$1,725	$(5)	3	$—	$—	—	$1,725	$(5)	3

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2019
Available-for-sale:
Certificates of deposit	$991	$(5)	4	$—	$—	—	$991	$(5)	4
Municipal securities	745	(10)	2	3,750	(28)	7	4,495	(38)	9
CMOs	—	—	—	3,059	(30)	7	3,059	(30)	7
U.S. Government agency mortgage-backed securities	5,377	(9)	5	11,198	(43)	18	16,575	(52)	23
U.S. Government agency bonds	4,475	(23)	4	2,013	(8)	2	6,488	(31)	6
	$11,588	$(47)	15	$20,020	$(109)	34	$31,608	$(156)	49

(1)	Actual amounts.

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

None of the unrealized losses at March 31, 2020 were recognized into net income for the three or nine months ended March 31, 2020 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2019 were recognized as having OTTI during the year ended June 30, 2019.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2020 and June 30, 2019 by contractual maturity.

	March 31, 2020		June 30, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$251	$250	$2,000	$1,994
Due from one to five years	8,525	8,697	11,627	11,663
Due after five years to ten years	11,284	11,538	18,817	18,955
Due after ten years	5,563	5,688	7,019	7,093
Mortgage-backed securities, CMOs and FHLMC stock(1)	58,760	60,712	55,275	55,724
Total available for sale	$84,383	$86,885	$94,738	$95,429

(1)

Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Available-for-sale:
Proceeds	$9,494	$11,035	$14,762	$12,228
Gross gains	122	10	137	13
Gross losses	(9)	(61)	(12)	(63)

The tax provision related to the net realized gain for the nine months ended March 31, 2020 was $26, and the tax benefit related to the net realized loss for the nine months ended March 31, 2019 was $11.

(5)     LOANS

The components of loans at March 31, 2020 and June 30, 2019 were as follows:

	March 31, 2020	June 30, 2019
Real estate loans:
One-to-four family	$284,226	$289,077
Multi-family	1,506	1,605
Home equity	6,458	5,191
Nonresidential	14,671	19,350
Agricultural	1,525	1,510
Construction and land	34,194	33,651
Total real estate loans	342,580	350,384
Commercial and industrial	3,738	4,390
Consumer and other loans	6,846	5,314
Total loans	$353,164	$360,088

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2020 by portfolio segment:

Three months ended March 31, 2020	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$993	$6	$—	$—	$999
Multi-family	4	—	—	—	4
Home equity	33	3	—	—	36
Nonresidential	77	(14)	—	—	63
Agricultural	4	—	—	—	4
Construction and land	94	10	—	—	104
Total real estate loans	1,205	5	—	—	1,210
Commercial and industrial	66	(7)	—	—	59
Consumer and other loans	25	2	—	—	27
Total loans	$1,296	$—	$—	$—	$1,296

Nine months ended March 31, 2020	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$995	$4	$—	$—	$999
Multi-family	4	—	—	—	4
Home equity	24	12	—	—	36
Nonresidential	87	(24)	—	—	63
Agricultural	3	1	—	—	4
Construction and land	94	10	—	—	104
Total real estate loans	1,207	3	—	—	1,210
Commercial and industrial	67	(8)	—	—	59
Consumer and other loans	23	5	(1)	—	27
Total loans	$1,297	$—	$(1)	$—	$1,296

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2020:

	Ending Allowance on Loans:		Loans:
At March 31, 202	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$999	$2,473	$281,753
Multi-family	—	4	—	1,506
Home equity	—	36	—	6,458
Nonresidential	—	63	575	14,096
Agricultural	—	4	320	1,205
Construction and land	—	104	—	34,194
Total real estate loans	—	1,210	3,368	339,212
Commercial and industrial	—	59	—	3,738
Consumer and other loans	—	27	—	6,846
Total loans	$—	$1,296	$3,368	$349,796

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2020 and June 30, 2019, including the average recorded investment balance and interest earned for the nine months ended March 31, 2020 and the year ended June 30, 2019:

March 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$2,553	$2,473	$—	$2,382	$46
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	608	575	—	594	—
Agricultural	869	320	—	338	—
Construction and land	—	—	—	—	—
Total real estate loans	4,030	3,368	—	3,314	46
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$4,030	$3,368	$—	$3,314	$46

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$4,030	$3,368	$—	$3,314	$46
Consumer and other loans	—	—	—	—	—
Total	$4,030	$3,368	$—	$3,314	$46

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

Total past due loans and nonaccrual loans at March 31, 2020:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$4,053	$1,503	$766	$6,322	$277,904	$284,226	$2,687	$—
Multi-family	222	—	—	222	1,284	1,506	—	—
Home equity	9	—	40	49	6,409	6,458	40	—
Nonresidential	445	184	—	629	14,042	14,671	758	—
Agricultural	320	—	—	320	1,205	1,525	320	—
Construction and land	27	28	—	55	34,139	34,194	29	—
Total real estate loans	5,076	1,715	806	7,597	334,983	342,580	3,834	—
Commercial and industrial	—	—	—	—	3,738	3,738	—	—
Consumer and other loans	—	—	—	—	6,846	6,846	—	—
Total	$5,076	$1,715	$806	$7,597	$345,567	$353,164	$3,834	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2019:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$5,879	$1,486	$229	$7,594	$281,483	$289,077	$2,674	$—
Multi-family	228	—	—	228	1,377	1,605	—	—
Home equity	64	—	40	104	5,087	5,191	40	—
Nonresidential	458	—	—	458	18,892	19,350	816	—
Agricultural	—	—	—	—	1,510	1,510	356	—
Construction and land	308	31	—	339	33,312	33,651	31	—
Total real estate loans	6,937	1,517	269	8,723	341,661	350,384	3,917	—
Commercial and industrial	—	—	—	—	4,390	4,390	—	—
Consumer and other loans	8	—	—	8	5,306	5,314	—	—
Total	$6,945	$1,517	$269	$8,731	$351,357	$360,088	$3,917	$—

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Troubled Debt Restructurings:

At March 31, 2020 and June 30, 2019, total loans that have been modified as troubled debt restructurings were $2,400 and $2,675, respectively, which consisted of one agricultural loan, two non-residential real estate loans and four one-to-four family first lien loans at March 31, 2020 and June 30, 2019. There was no specific allowance for loss established for these loans at March 31, 2020 or June 30, 2019. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. No loans have been modified as troubled debt restructurings during the nine months ended March 31, 2020. No loans modified as troubled debt restructurings during the twelve months ended March 31, 2020 have defaulted since restructuring. All of these loans are on nonaccrual at March 31, 2020 and June 30, 2019. At March 31, 2020 and June 30, 2019, $2,133 and $2,291, respectively, were individually evaluated for impairment.

Allowance for Loan Loss:

There have been no changes to our allowance for loan loss methodology during the quarter ended March 31, 2020. We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available and have made adjustments to certain qualitative factors in our model in response to the additional risks that we believe have become present. After such adjustments to the calculation, we have determined that the recorded allowance is believed to be adequate at this time and as a result no additional provision for loan losses has been recorded during the quarter ended March 31, 2020.  However, the rapid development and fluidity of this pandemic precludes any prediction as to the ultimate material adverse impact of the COVID-19 outbreak. We will continue to review and make adjustments as may be necessary as we move through the pandemic related quarantine and the country reopens. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three and nine months ended March 31, 2020 and March 31, 2019, respectively.

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

Total loans by risk grade and portfolio segment at March 31, 2020:

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$272,432	$4,285	$2,858	$4,651	$—	$284,226
Multi-family	1,506	—	—	—	—	1,506
Home equity	5,954	400	55	49	—	6,458
Nonresidential	13,485	340	—	846	—	14,671
Agricultural	1,205	—	—	320	—	1,525
Construction and land	33,700	423	—	71	—	34,194
Total real estate loans	328,282	5,448	2,913	5,937	—	342,580
Commercial and industrial	3,738	—	—	—	—	3,738
Consumer and other loans	6,846	—	—	—	—	6,846
Total	$338,866	$5,448	$2,913	$5,937	$—	$353,164

Total loans by risk grade and portfolio segment at June 30, 2019:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$276,141	$5,316	$3,217	$4,403	$—	$289,077
Multi-family	1,605	—	—	—	—	1,605
Home equity	4,733	313	69	76	—	5,191
Nonresidential	17,951	491	—	908	—	19,350
Agricultural	1,154	—	—	356	—	1,510
Construction and land	33,130	446	—	75	—	33,651
Total real estate loans	334,714	6,566	3,286	5,818	—	350,384
Commercial and industrial	4,390	—	—	—	—	4,390
Consumer and other loans	5,314	—	—	—	—	5,314
Total	$344,418	$6,566	$3,286	$5,818	$—	$360,088

At March 31, 2020, loans totaling $109 were in formal foreclosure proceedings and are included in the one-to-four family loan category.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

(6)        BORROWINGS

At March 31, 2020 and June 30, 2019, advances from the Federal Home Loan Bank were as follows:

	March 31, 2020
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59%
Total	$5,000

	June 30, 2019
	Balance	Stated Interest Rate
FHLB advances due September 2019 through December 2019	$19,000	2.62% - 2.78%
Total	$19,000

Payments over the next five years are as follows:

2023	$2,500
2025	$2,500

The average interest rate of all outstanding FHLB advances was 1.50% and 2.75% on March 31, 2020 and June 30, 2019, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by $12,499 and $22,632 of investment securities at March 31, 2020 and June 30, 2019, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $126,142 at March 31, 2020.

There were no overnight borrowings at March 31, 2020 or June 30, 2019.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and June 30, 2019 are summarized below:

	Fair Value Measurements
	March 31, 2020		June 30, 2019
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$114	$—	$212	$—
Certificates of deposit	2,545	—	2,499	—
Municipal securities	21,574	—	25,225	—
SBA loan pools	15	—	22	—
CMOs	11,077	—	14,970	—
U.S. Government agency mortgage-backed securities	49,521	—	40,542	—
U.S. Government agency bonds	2,039	—	11,959	—
Total securities available-for-sale	86,885	—	95,429	—
Loan servicing rights	—	590	—	868
Total financial assets	$86,885	$590	$95,429	$868

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at March 31, 2020 and June 30, 2019:

	Fair Value Measurements
	March 31, 2020	June 30, 2019
	(Level 3)	(Level 3)
Non-financial assets:
Real estate owned, net:
One-to-four family	$136	$226
Nonresidential	159	585
Total non-financial assets	295	811
Total assets measured at fair value on a non-recurring basis	$295	$811

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at March 31, 2020 and June 30, 2019 was $295 and $811, respectively. The valuation allowances associated with these properties at March 31, 2020 and June 30, 2019 was $89 and $38, respectively.

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended March 31, 2020 and 2019:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$781	$1,017	$868	$1,093
Purchases	—	—	—	—
Unrealized net losses included in net income	(191)	(67)	(278)	$(143)
Balance at end of period:	$590	$950	$590	$950

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2020 and June 30, 2019.

	Level 3 Quantitative Information
	March 31, 2020	June 30, 2019	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$590	$868	Discounted cash flows	Discount rate, estimated timing of cash flows	9.00% to 9.75%
Real estate owned net:
One-to-four family	$136	$226	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Nonresidential	$159	$585	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2020 and June 30, 2019 are summarized below:

	March 31, 2020
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$86,885	$—	$86,885	$—	$86,885
Loans, net(1)	351,868	—	—	353,115	353,115
Loans held for sale(2)	1,083	—	—	1,083	1,083
Loan servicing rights	590	—	—	590	590
Restricted equity securities	1,249	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$406,363	$201,353	$201,876	$—	$403,229
FHLB Advances	5,000	—	5,000	—	5,000

	June 30, 2019
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$95,429	$—	$95,429	$—	$95,429
Loans, net (1)	358,791	—	—	358,473	358,473
Loan servicing rights	868	—	—	868	868
Restricted equity securities	1,854	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$419,106	$196,466	$218,985	$—	$415,451
FHLB Advances	19,000	—	19,000	—	19,000

(1)

Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2020 and June 30, 2019 was measured using an exit price notion.

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2019 or 2018. Total ESOP compensation expense for the three and nine months ended March 31, 2020 was $93 and $301, respectively, and for the three and nine months ended March 31, 2019 was $98 and $323, respectively.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Shares held by the ESOP at March 31, 2020 and June 30, 2019 were as follows:

	March 31, 2020	June 30, 2019
Committed to be released to participants	6,417	11,983
Allocated to participants	141,548	127,257
Unearned	44,736	59,245
Total ESOP shares	192,701	198,485

Fair value of unearned shares	$851	$1,360

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

There have been no stock options or restricted stock issued in fiscal 2020 or fiscal 2019.

The following table summarizes stock option activity for the nine months ended March 31, 2020:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding - June 30, 2019	169,519	$14.65
Granted	—	—
Exercised	—	—
Forfeited	(5,200)	29.33
Outstanding - March 31, 2020	164,319	$14.18	$796
Fully vested and exercisable at March 31, 2020	148,319	$13.08	$883
Expected to vest in future periods	16,000
Fully vested and expected to vest - March 31, 2020	164,319	$14.18	$796

(1)

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $19.03 per share on March 31, 2020.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 3,681 and 11,873 options that were earned during the nine months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense for stock options for the three and nine months ended March 31, 2020 was $5 and $15, respectively, and for the three and nine months ended March 31, 2019 was $10 and $31, respectively. Total unrecognized compensation cost related to stock options was $61 at March 31, 2020 and is expected to be recognized over a weighted-average period of 3.3 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2020:

March 31, 2020
Balance - beginning of year	8,800
Granted	—
Forfeited	—
Vested	—
Balance - end of period	8,800
Weighted average grant date fair value	$19.77

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended March 31, 2020 was $15 and $44, respectively, and for the three and nine months ended March 31, 2019 was $24 and $75, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $104 at March 31, 2020 and is expected to be recognized over a weighted-average period of 2.0 years.

(10)       LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.

The principal balances of those loans at March 31, 2020 and June 30, 2019 are as follows:

	March 31, 2020	June 30, 2019
Mortgage loan portfolio serviced for:
FHLMC	$69,622	$83,938

Custodial escrow balances maintained in connection with serviced loans were $558 and $771 at March 31, 2020 and June 30, 2019.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Activity for loan servicing rights for the three and nine months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Loan servicing rights:
Beginning of period:	$781	$1,017	$868	$1,093
Additions	—	—	—	—
Change in fair value	(191)	(67)	(278)	(143)
End of period:	$590	$950	$590	$950

Fair value at March 31, 2020 was determined using a discount rate of 9.00%, prepayment speed assumptions ranging from 7.43% to 30.79% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.26%.  Fair value at March 31, 2019 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 5.1% to 13.6% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.37%.

(11)        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended March 31, 2020 and 2019 is as follows:

	March 31, 2020	March 31, 2019
Cash paid during the period for:
Interest paid	$3,187	$2,480
Income taxes paid	$140	$543
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$—	$273
Change in unrealized gain/loss on securities available-for-sale	$1,909	$2,291

(12)        SUBSEQUENT EVENTS

Dividend Declared

On April 23, 2020, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of May 7, 2020, and will be paid on or about May 21, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans and prospects and growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

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

Novel Coronavirus Pandemic (COVID-19)

On March 10, 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic, which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have certain employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the COVID-19 outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results. As the result we could be subject to any of the following additional risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;

●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,

●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

●	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

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

Comparison of Financial Condition at March 31, 2020 and June 30, 2019

Our total assets decreased by $25.6 million, or 4.9%, to $502.2 million at March 31, 2020 from $527.8 million at June 30, 2019. Total cash and cash equivalents decreased $10.6 million, or 28.8%, to $26.1 million at March 31, 2020 from $36.7 million at June 30, 2019. The decrease in cash and cash equivalents was primarily due to the repayment of outstanding Federal Home Loan Bank advances during the nine month period, and also reflected our funding deposit withdrawals. Our available-for-sale securities portfolio decreased by $8.5 million from $95.4 million at June 30, 2019 to $86.9 million at March 31, 2020. The Association is not actively replenishing security repayments and maturities with purchases due to the funding needs of the Company. Gross loans decreased $6.9 million, or 1.9%, to $353.2 million at March 31, 2020 from $360.1 million at June 30, 2019. This decrease was primarily a result of loan originations generally not matching loan repayments during the nine months ended March 31, 2020.

Deposits decreased $12.7 million, or 3.0%, to $406.4 million at March 31, 2020 from $419.1 million at June 30, 2019. The decrease in our deposits reflected a decrease of $17.6 million in certificates of deposit and $135 thousand in money market deposits, offset by an increase of $1.8 million in NOW accounts, $857 thousand in non-interest bearing checking accounts and $2.4 million in savings deposits.

Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2020.

Federal Home Loan Bank advances decreased by $14.0 million, or 73.7%. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of March 31, 2020, or approximately $126.1 million. We had no federal funds purchased as of March 31, 2020 or as of June 30, 2019.

Total shareholders’ equity increased $1.1 million, or 1.3%, to $89.4 million at March 31, 2020 compared to $88.3 million at June 30, 2019. This was due to our net income during the period of $3.0 million, the increase of $301 thousand in ESOP shares earned and an increase in after-tax unrealized gains in our investment portfolio of $1.5 million being offset by our payment of dividends of $1.7 million and $2.0 million used for the repurchase of treasury stock. The Company and the Association exceeded all regulatory capital requirements at March 31, 2020 and June 30, 2019.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2020	June 30, 2019
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,687	$2,674
Multi-family	—	—
Home equity	40	40
Nonresidential	758	816
Agricultural	320	356
Construction and land	29	31
Total real estate loans	3,834	3,917
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans(1)	$3,834	$3,917
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$—	$—
Total of nonaccrual and 90 days or more past due loans(2)	$3,834	$3,917
Real estate owned, net:
One-to-four family	$136	$226
Nonresidential	159	585
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$4,129	$4,728

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$4,129	$4,728

Total nonperforming loans to total loans	1.09%	1.09%
Total nonperforming assets to total assets	0.82%	0.90%
Total nonperforming assets to loans and real estate owned	1.17%	1.31%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $2.4 million and $2.7 million, at March 31, 2020 and June 30, 2019, respectively.

(2)	There were no loans past due 90 days or more and still accruing at March 31, 2020 and June 30, 2019.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $201 thousand and $236 thousand for the nine months ended March 31, 2020 and 2019, respectively. There was no interest recognized on these loans for the nine months ended March 31, 2020 and March 31, 2019.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $92 thousand and $114 thousand for the nine months ended March 31, 2020 and 2019, respectively. There was no interest recognized on troubled debt restructured loans for the nine months ended March 31, 2020 and March 31, 2019.

Nonperforming assets decreased $599 thousand from $4.7 million as of June 30, 2019 to $4.1 million as of March 31, 2020. Nonaccrual loans decreased $83 thousand to $3.8 million as of March 31, 2020 and real estate owned decreased $516 thousand to $295 thousand as of March 31, 2020. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.82% and 1.17%, respectively, at March 31, 2020 compared to 0.90% and 1.31%, respectively at June 30, 2019.

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

	For the Three Months Ended
	March 31, 2020				March 31, 2019
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$356,416		$4,174	4.68%	$360,143		$4,123	4.58%
Investment securities	67,393		368	2.18	73,058		396	2.17
Investment securities, tax-free	16,675		93	2.23	30,609		173	2.26
Other interest-earning assets	21,138		84	1.59	13,783		94	2.73
Total interest-earning assets	461,622		4,719	4.09	477,593		4,786	4.01
Noninterest-earning assets	40,715				36,632
Total assets	$502,337				$514,225

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$57,242		$47	0.33%	$50,413		$19	0.15%
Money market deposits	76,843		127	0.66	62,934		96	0.62
Regular savings and other deposits	29,765		18	0.24	28,038		17	0.25
Certificates of deposit	208,684		713	1.37	226,800		705	1.26
Total interest-bearing deposits	372,534		905	0.97	368,185		837	0.92
Other Borrowings	3,294		13	1.58	26,667		178	2.71
Total interest-bearing liabilities	375,828		918	0.98	394,852		1,015	1.04
Noninterest bearing deposits	34,090				32,931
Other noninterest-bearing liabilities	2,106				2,089
Total liabilities	412,024				429,872
Equity	90,313				84,353
Total liabilities and equity	$502,337				$514,225

Net interest income			$3,801				$3,771
Interest rate spread				3.11%				2.97%
Net interest margin				3.29%				3.15%
Average interest-earning assets to average interest-bearing liabilities	1.23	x			1.30	x

	For the Nine Months Ended
	March 31, 2020				March 31, 2019
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$359,565		$12,436	4.61%	$348,893		$11,942	4.56%
Investment securities	70,618		1,149	2.17	76,413		1,211	2.11
Investment securities, tax-free	17,633		292	2.21	35,049		587	2.23
Other interest-earning assets	26,579		422	2.12	7,606		167	2.93
Total interest-earning assets	474,395		14,299	4.02	467,961		13,907	3.96
Noninterest-earning assets	38,977				34,798
Total assets	$513,372				$502,759

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$56,328		$142	0.33%	$50,648		$55	0.14%
Money market deposits	76,005		452	0.79	63,787		237	0.49
Regular savings and other deposits	28,980		59	0.27	27,757		40	0.19
Certificates of deposit	216,937		2,338	1.43	220,074		1,726	1.04
Total interest-bearing deposits	378,250		2,991	1.05	362,266		2,058	0.76
Other Borrowings	9,882		198	2.66	22,206		424	2.54
Total interest-bearing liabilities	388,132		3,189	1.09	384,472		2,482	0.86
Noninterest bearing deposits	34,766				33,097
Other noninterest-bearing liabilities	2,306				1,610
Total liabilities	425,204				419,179
Equity	88,168				83,580
Total liabilities and equity	$513,372				$502,759

Net interest income			$11,110				$11,425
Interest rate spread				2.93%				3.10%
Net interest margin				3.13%				3.26%
Average interest-earning assets to average interest-bearing liabilities	1.22	x			1.22	x

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019

General. We reported net income of $946 thousand for the three months ended March 31, 2020 as compared to net income of $952 thousand for the three months ended March 31, 2019. Interest income decreased $67 thousand for the three months ended March 31, 2020 compared to March 31, 2019 and interest expense decreased $97 thousand resulting in a net increase to net interest income of $30 thousand. Noninterest income increased $105 thousand for the three months ended March 31, 2020 compared to March 31, 2019. Total noninterest expense increased $186 thousand. Tax expense increased $40 thousand.

Interest Income. Interest income decreased by $67 thousand to $4.7 million from $4.8 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The yield on interest-earning assets increased eight basis points from 4.01% for the three months ended March 31, 2019 to 4.09% for the three months ended March 31, 2020. Total average interest-earning assets decreased by $16.0 million to $461.6 million for the three months ended March 31, 2020 from $477.6 million for the three months ended March 31, 2019.

Interest income on loans increased by $51 thousand to $4.2 million from $4.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The yield on loans increased 10 basis points from 4.58% for the three months ended March 31, 2019 to 4.68% for the three months ended March 31, 2020. The average balance of loans decreased by $3.7 million, or 1.0%, to $356.4 million for the three months ended March 31, 2020 from $360.1 million for the three months ended March 31, 2019. The decrease in the average balance of our loans is reflective of reduced originations and normal loan repayments.

Interest income on investment securities decreased by $108 thousand, or 19.0%, to $461 thousand for the three months ended March 31, 2020 from $569 thousand for the three months ended March 31, 2019. The decrease reflected the combination of a decrease in the average balance of securities of $19.6 million, or 18.9%, to $84.1 million for the three months ended March 31, 2020 from $103.7 million for the three months ended March 31, 2019 and a decrease in the yield on securities to 2.19% from 2.20% for the respective periods. The decrease in the average balances of our investment securities reflected our efforts during fiscal 2019 and 2020 to reduce investment purchases, which allowed us to use those funds as well as investment repayments and maturities to fund loan growth and repay FHLB advances.

Income on other interest earning assets decreased by $10 thousand, or 10.6%, to $84 thousand for the three months ended March 31, 2020 from $94 thousand for the three months ended March 31, 2019. The average balance of other interest-earning assets increased $7.4 million from the three months ended March 31, 2019 to the three months ended March 31, 2020 and the yield decreased 114 basis points over the same period. The increase in the average balance was due to funds being held in money market accounts pending repayment of FHLB advances. The decrease in yield was primarily the result of an overall decline in market rates.

Interest Expense. Interest expense decreased by $97 thousand, or 9.6%, to $918 thousand for the three months ended March 31, 2020 from $1.0 million for the three months ended March 31, 2019. This decrease was attributable to general decreases in wholesale borrowing rates offset by increases in deposit rates required due to the competitive economic environment. The decrease reflected an increase of five basis points in the average rate paid on interest-bearing deposits for the three months ended March 31, 2020 to 0.97% from 0.92% for the three months ended March 31, 2019. The increase in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $372.5 million for the three months ended March 31, 2020 compared to $368.2 million for the three months ended March 31, 2019.

The largest increase in deposit interest expense was related to expense on money market deposits, which increased $31 thousand, or 32.3%, to $127 thousand for the three months ended March 31, 2020 from $96 thousand for the three months ended March 31, 2019. The average rate paid on money market deposits increased by four basis points from 0.62% for the three months ended March 31, 2019 to 0.66% for the three months ended March 31, 2020 and the average balances increased by $13.9 million from $62.9 million for the three-month period ended March 31, 2019 to $76.8 million for the three-month period ended March 31, 2020. The increase in the average balance of our money market deposits is reflective of normal deposit growth along with a large customer deposit transfer from the certificates of deposit category. The increase in the average rate paid on our money market deposits is reflective of the competitive economic environment.

Interest expense for other borrowings decreased by $165 thousand, or 92.7%, to $13 thousand for the three months ended March 31, 2020 from $178 thousand for the three months ended March 31, 2019. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $3.3 million for the three months ended March 31, 2020 compared to $26.7 million for the three months ended March 31, 2019. The average rate was 1.58% and 2.71% for the three months ended March 31, 2020 and 2019, respectively, due to a decrease in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased by $30 thousand, or 0.80%, to $3.8 million for the three months ended March 31, 2020. Our interest rate spread and net interest margin increased to 3.11% and 3.29%, respectively, from 2.97% and 3.15%, respectively, for the three months ended March 31, 2020 and March 31, 2019, respectively. The increasing yield on earning assets and the lower cost of other borrowings contributed to the increase in net interest margin for the three months ended March 31, 2020.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2020 compared with $85 thousand for the three months ended March 31, 2019. There were no charge-offs for the three months ended March 31, 2020 and March 31, 2019. The lack of provision for the three months ended March 31, 2020 is primarily due to a decline in the size of the loan portfolio during the three months ended March 31, 2020.

Our total allowance for loan losses was $1.3 million, or 0.37% of total gross loans as of March 31, 2020 and $1.3 million, or 0.36% of total gross loans as of June 30, 2019. There were no specifically identified impaired loans at March 31, 2020 or June 30, 2019. Total loans individually evaluated for impairment increased $108 thousand, or 3.3%, to $3.4 million at March 31, 2020 compared to $3.3 million at June 30, 2019.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2020 and 2019. There have been no changes to our allowance for loan loss methodology during the quarter.

Noninterest Income. Noninterest income increased $105 thousand, or 19.9%, to $633 thousand for the three months ended March 31, 2020 from $528 thousand for the three months ended March 31, 2019. Mortgage servicing income decreased $7 thousand due to a declining servicing portfolio balance. Gain on sale of mortgage loans was $21 thousand and $37 thousand for the three months ended March 31, 2020 and 2019, respectively. The change in fair value of equity securities was a loss of $130 thousand for the three months ended March 31, 2020 compared to a gain of $132 thousand for the three months ended March 31, 2019. Gains or losses on the fair value of equity securities are market driven. The sale of securities resulted in a $113 thousand gain and a $51 thousand loss for the three months ended March 31, 2020 and 2019, respectively. Gains or losses on the sale of securities are largely market driven. Securities were sold during the quarter ended March 31, 2020 to realize market gains. Securities were sold at a loss during the quarter ended March 31, 2019 so that funds could be more beneficially used to yield higher net earnings going forward. The net gain on payoff of purchase credit impaired loans was $277 thousand and $42 thousand for the three months ended March 31, 2020 and March 31, 2019, respectively, due to the liquidation of two loans for the three months ended March 31, 2020 and March 31, 2019, respectively. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2020 increased by $186 thousand, or 6.1%, to $3.2 million from $3.1 million for the same period in 2019. Salaries and employee benefits decreased $151 thousand due a reduction in personnel related to the closing of a loan production office. Occupancy and equipment increased $93 thousand due to routine upgrades and improvements as well as the opening of a new branch office in January 2020. Data processing increased $9 thousand due to routine upgrades in the current period. Professional and supervisory fees increased $20 thousand due to normal periodic fluctuations in legal fees. FDIC deposit insurance decreased $31 thousand due to an assessment credit received from FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding 1.38% as of December 31, 2019. Foreclosed asset expenses increased $92 thousand primarily due to a $120 thousand loss on the sale of REO property during the three months ended March 31, 2020. The change in the value of the loan servicing portfolio increased $124 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $40 thousand, or 19.8%, to $242 thousand for the three months ended March 31, 2020 from a $202 thousand for the three months ended March 31, 2019. The increase is primarily due to a higher taxable income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Our effective income tax rate was 20.4% and 17.5% for the three months ended March 31, 2020 and 2019, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2020 and March 31, 2019

General. We reported net income of $3.0 million for the nine months ended March 31, 2020 as compared to net income of $2.7 million for the nine months ended March 31, 2019. Interest income increased $392 thousand for the nine months ended March 31, 2020 compared to March 31, 2019 and interest expense increased $707 thousand resulting in a net decrease to net interest income of $315 thousand. Noninterest income increased $211 thousand for the nine months ended March 31, 2020 compared to March 31, 2019. Total noninterest expense decreased $7 thousand. Tax expense decreased $93 thousand.

Interest Income. Interest income increased by $392 thousand to $14.3 million from $13.9 million for the nine months ended March 31, 2020 and March 31, 2019, respectively. The yield on interest-earning assets increased six basis points from 3.96% for the nine months ended March 31, 2019 to 4.02% for the nine months ended March 31, 2020. Total average interest-earning assets increased by $6.4 million to $474.4 million for the nine months ended March 31, 2020 from $468.0 million for the nine months ended March 31, 2019.

Interest income on loans increased by $494 thousand to $12.4 million from $11.9 million for the nine months ended March 31, 2020 and March 31, 2019, respectively. The yield on loans increased five basis points from 4.56% for the nine months ended March 31, 2019 to 4.61% for the nine months ended March 31, 2020. The average balance of loans increased by $10.7 million, or 3.06%, to $359.6 million for the nine months ended March 31, 2020 from $348.9 million for the nine months ended March 31, 2019. The increase in the average balance of our loans is reflective of normal loan growth.

Interest income on investment securities decreased by $357 thousand, or 19.9%, to $1.4 million for the nine months ended March 31, 2020 from $1.8 million for the nine months ended March 31, 2019. The decrease reflected a decrease in the average balance of securities of $23.2 million, or 20.8%, to $88.3 million for the nine months ended March 31, 2020 from $111.5 million for the nine months ended March 31, 2019, offset by an increase in the yield on securities to 2.18% from 2.15% for the respective periods. The decrease in the average balances of our investment securities reflected our efforts during fiscal 2019 and 2020 to reduce investment purchases, which allowed us to use those funds as well as investment repayments and maturities to fund loan growth and repay FHLB advances.

Income on other interest earning assets increased by $255 thousand, or 152.7%, to $422 thousand for the nine months ended March 31, 2020 from $167 thousand for the nine months ended March 31, 2019. The average balance of other interest-earning assets increased $19.0 million from the nine months ended March 31, 2019 to the nine months ended March 31, 2020 and the yield decreased 81 basis points over the same period. The increase in the average balance was due to funds being held in money market accounts pending repayment of FHLB advances. The decrease in yield was primarily the result of an overall decline in market rates.

Interest Expense. Interest expense increased by $707 thousand, or 28.5%, to $3.2 million for the nine months ended March 31, 2020 from $2.5 million for the nine months ended March 31, 2019. This increase was attributable to general increases in deposit rates due to the competitive economic environment. The increase reflected an increase of 29 basis points in the average rate paid on interest-bearing deposits for the nine months ended March 31, 2020 to 1.05% from 0.76% for the nine months ended March 31, 2019. The increase in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible but still maintain our competitiveness in our market area among other banking institutions. Average interest-bearing deposits were $378.3 million for the nine months ended March 31, 2020 compared to $362.3 million for the nine months ended March 31, 2019.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased $612 thousand, or 35.5%, to $2.3 million for the nine months ended March 31, 2020 from $1.7 million for the nine months ended March 31, 2019. The average rate paid on certificates of deposit increased by 39 basis points from 1.04% for the nine months ended March 31, 2019 to 1.43% for the nine months ended March 31, 2020. The average balances decreased by $3.2 million from $220.1 million for the nine-month period ended March 31, 2019 to $216.9 million for the nine-month period ended March 31, 2020. The decrease in the average balance of our certificates of deposit is reflective of normal deposit growth offset by a large customer deposit transfer from certificates of deposit to the money market category. The increase in the average rate paid on our certificates of deposit is reflective of the normal competitive economic environment.

Interest expense for other borrowings decreased by $226 thousand, or 53.3%, to $198 thousand for the nine months ended March 31, 2020 from $424 thousand for the nine months ended March 31, 2019. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $9.9 million for the nine months ended March 31, 2020 compared to $22.2 million for the nine months ended March 31, 2019. The average rate was 2.66% and 2.54% for the nine months ended March 31, 2020 and 2019, respectively, due to an increase in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses decreased by $315 thousand, or 2.8%, to $11.1 million for the nine months ended March 31, 2020. Our interest rate spread and net interest margin decreased to 2.93% and 3.13%, respectively, from 3.10% and 3.26%, respectively, for the nine months ended March 31, 2020 and March 31, 2019, respectively. The increasing yield on earning assets was offset by the higher cost of certificates of deposit and other borrowings which contributed to the decrease in net interest margin for the nine months ended March 31, 2020.

Provision for Loan Losses. We recorded no provision for loan losses for the nine months ended March 31, 2020 compared with $234 thousand for the nine months ended March 31, 2019. There was $1 thousand in charge-offs for the nine months ended March 31, 2020. There were $18 thousand in charge-offs for the nine months ended March 31, 2019. The lack of provision for the nine months ended March 31, 2020 is primarily due to a decline in the size of the loan portfolio during the nine months ended March 31, 2020 combined with improved portfolio performance.

Our total allowance for loan losses was $1.3 million, or 0.37% of total gross loans as of March 31, 2020 and $1.3 million, or 0.36% of total gross loans as of June 30, 2019. There were no specifically identified impaired loans at March 31, 2020 or June 30, 2019. Total loans individually evaluated for impairment increased $108 thousand, or 3.3%, to $3.4 million at March 31, 2020 compared to $3.3 million at June 30, 2019.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2020 and 2019. There have been no changes to our allowance for loan loss methodology during the nine months ended March 31, 2020.

Noninterest Income. Noninterest income increased $211 thousand, or 16.1%, to $1.5 million for the nine months ended March 31, 2020 from $1.3 million for the nine months ended March 31, 2019. Mortgage servicing income decreased $20 thousand due to a declining servicing portfolio balance. Gain on sale of mortgage loans was $103 thousand and $86 thousand for the nine months ended March 31, 2020 and 2019, respectively. The change in fair value of equity securities was a loss of $98 thousand for the nine months ended March 31, 2020 compared to a gain of $90 thousand for the nine months ended March 31, 2019. Gains or losses on the fair value of equity securities are market driven. The sale of securities resulted in a $125 thousand gain and a $50 thousand loss for the nine months ended March 31, 2020 and 2019, respectively. Gains or losses on the sale of securities are largely market driven. Securities were sold during the nine months ended March 31, 2020 to realize market gains. Securities were sold at a loss during the nine months ended March 31, 2019 so that funds could be more beneficially used to yield higher net earnings going forward. The net gain on payoff of purchase credit impaired loans was $309 thousand and $64 thousand for the nine months ended March 31, 2020 and March 31, 2019, respectively, due to the liquidation of three loans in each period. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense decreased by $7 thousand, or 0.1%, remaining at $9.1 million for the nine months ended March 31, 2020 and March 31, 2019. Salaries and employee benefits decreased $396 thousand primarily due a reduction in personnel related to the closing of a loan production office. Occupancy and equipment increased $143 thousand due to routine upgrades and improvements as well as the opening of a new branch office in January 2020. Data processing decreased $10 thousand due to fewer routine upgrades in the current period as well as more favorable third party service pricing. Professional and supervisory fees decreased $53 thousand primarily due to reduced audit and legal fees. FDIC deposit insurance decreased $92 thousand due to an assessment credits received from FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding 1.38% as of June 30, 2019, September 30, 2019 and December 31, 2019. Foreclosed asset expenses increased $211 thousand primarily due to an $89 thousand write down and a $120 thousand loss on sale of REO properties during the nine months ended March 31, 2020. The change in the value of the loan servicing portfolio increased $135 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $93 thousand, or 14.3%, to $556 thousand for the nine months ended March 31, 2020 from a $649 thousand for the nine months ended March 31, 2019. The decrease is primarily due to the recognition of a permanent tax benefit as a result of non-qualified stock options being exercised during the period ended March 31, 2020. Our effective income tax rate was 15.8% and 19.1% for the nine months ended March 31, 2020 and 2019, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of March 31, 2020), or approximately $126.1 million as of that date, with a remaining availability of $121.1 million as of March 31, 2020.

Our liquidity monitoring process is designed to contend with changing economic situations, which would include the current COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures.

Common Stock Dividends. On August 22, 2019, November 21, 2019 and February 20, 2020, the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.7 million.

Equity Compensation Plans. During the three months ended March 31, 2020, no shares of restricted stock or common stock options were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required of smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer Repurchases. On March 20, 2019, the Board of Directors authorized the repurchase of up to 100,000 of the Company’s common stock. In connection with the authorization of this stock repurchase program, the Board of Directors terminated the Company’s existing stock repurchase program, which had authorized the Company to purchase up to 175,000 shares of its issued and outstanding common stock. The Company had previously purchased a total of 174,747 shares of its common stock at a weighted average price of $22.64 per share under the existing stock repurchase program.

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended March 31, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plans
January 1 - January 31, 2020	255	$27.25	255		46,304
February 1 - February 29, 2020	6,425	$26.32	6,425		39,879
March 1 - March 31, 2020	36,301	$25.70	36,301		3,578	(2)
Total	42,981	$25.80	42,981	(1)

(1) All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on March 20, 2019. The repurchase program has no expiration date.

(2) Represents the maximum number of shares available for repurchase under the March 20, 2019 plan at March 31, 2020.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language):

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

Oconee Federal Financial Corp.
Date: May 14, 2020

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Executive Vice President and Chief Financial Officer