Form 10-K
period 2020-06-30
Oconee Federal Financial Corp.
filed 2020-09-22
CIK 1501078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 9, 2020 there were 5,605,456 shares outstanding of the registrant's common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2019 was $40.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders. (Part III)

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

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of the COVID-19 outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results. As the result we could be subject to any of the following additional risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•	if the economy is unable to substantially reopen or remain open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
•	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

Oconee Federal Financial Corp.

Oconee Federal Financial Corp. (the “Company”) is a federally-chartered corporation that was incorporated in 2011 to be the mid-tier stock holding company for Oconee Federal Savings and Loan Association (“Association”) in connection with the mutual holding company reorganization of Oconee Federal Savings and Loan Association.

As of June 30, 2020, Oconee Federal Financial Corp. had 5,605,456 shares outstanding and a market capitalization of approximately $144.5 million.

The executive offices of Oconee Federal Financial Corp. are located at 201 East North Second Street, Seneca, South Carolina 29678, and the telephone number is (864) 882-2765. Our website address is www.oconeefederal.com. Information on our website should not be considered a part of this annual report. Oconee Federal Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At June 30, 2020, we had total assets of $515.6 million, total deposits of $421.1 million and total equity of $88.3 million. We recorded net income of $3.9 million for the year ended June 30, 2020.

Oconee Federal Savings and Loan Association

Oconee Federal Savings and Loan Association is a federally chartered savings and loan association headquartered in Seneca, South Carolina. Oconee Federal Savings and Loan Association was originally chartered by the State of South Carolina in 1924 and in 1991 it converted to a federal charter.

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a lesser extent, nonresidential mortgage, construction and land, agricultural and other loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities, municipal securities and short-term deposits. We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of Atlanta. We conduct our business from our executive office and eight full service branch offices. Our branch offices are located in Oconee County, South Carolina, Pickens County, South Carolina, Stephens County, Georgia and Rabun County, Georgia. Our primary market area consists of the counties where we have offices and the nearby communities and townships in adjacent counties in South Carolina and Georgia.

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

Market Area

We conduct business through our executive office, five full service branches in Clemson, Seneca, Walhalla, and Westminster, South Carolina and three full service branches in Toccoa and Clayton, Georgia. Four of our South Carolina full service branches are located in Oconee County, and one is located in Pickens County, both of which are located on the I-85 corridor between the Charlotte and Atlanta metropolitan areas, approximately 120 miles south of Charlotte and approximately 120 miles north of Atlanta. Our South Carolina full service branches are also located approximately 40 miles south of Greenville, South Carolina. Two of our Georgia branches are located in Stephens County and one is located in Rabun County. Both counties border Oconee County, South Carolina.

Our primary market area, which consists of Oconee and Pickens Counties, South Carolina and Stephens and Rabun Counties, Georgia and their nearby communities and townships in adjacent counties in both South Carolina and Georgia, is mostly rural and suburban in nature. Our primary market area economy has historically been concentrated in manufacturing. The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support. In addition, Oconee County and nearby counties are experiencing an increase in retiree populations.

Competition

Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of our primary markets and the relatively large number of institutions that maintain a presence in the area. Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks. We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as investment services, trust services and private banking. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2019 the most recent date of available data, our market share of deposits represented 23.9%, 8.6%, and 24.4% of FDIC-insured deposits in Oconee County, South Carolina, Rabun County, Georgia, and Stephens County, Georgia, respectively.

Lending Activities

The principal lending activity of Oconee Federal Savings and Loan Association is originating one-to-four family residential mortgage loans and, to a lesser extent, home equity loans and lines of credit, nonresidential real estate loans, construction and land loans, commercial loans, agricultural loans, and other loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At June 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$283,931	79.83%	$289,077	80.28%	$269,868	82.34%	$259,854	84.50%	$241,079	82.54%
Multi-family	704	0.20	1,605	0.45	1,735	0.53	1,864	0.61	1,994	0.68
Home equity	5,763	1.62	5,191	1.44	3,914	1.19	4,900	1.59	6,575	2.25
Nonresidential	20,083	5.65	19,350	5.37	17,591	5.37	19,176	6.23	20,299	6.95
Agricultural	1,187	0.33	1,510	0.42	1,272	0.39	1,441	0.47	2,957	1.01
Construction and land	29,096	8.18	33,651	9.35	27,513	8.39	15,254	4.96	14,083	4.82
Total real estate loans	340,764	95.81	350,384	97.31	321,893	98.21	302,489	98.36	286,987	98.25
Commercial and industrial(1)	8,135	2.29	4,390	1.22	326	0.10	51	0.02	176	0.06
Consumer and other loans	6,768	1.90	5,314	1.47	5,539	1.69	5,018	1.63	4,900	1.68
Total loans	$355,667	100.00%	$360,088	100.00%	$327,758	100.00%	$307,558	100.00%	$292,063	100.00%
Allowance for loan losses	(1,346)		(1,297)		(1,097)		(1,016)		(922)
Loans, net	$354,321		$358,791		$326,661		$306,542		$291,141

___________

(1)	Includes $4.1 million of 100% SBA-guaranteed Paycheck Protection Program (“PPP”) loans as of June 30, 2020.
5

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	Real Estate Loans
	One-to-Four Family	Multi-family	Home Equity	Non-Residential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$2,186	$—	$58	$685	$502	$2,819	$1,053	$5,676	$12,979
More than one to five years	11,398	—	505	10,226	150	8,402	6,962	812	38,455
More than five to ten years	27,733	194	5,127	6,671	297	857	120	212	41,211
More than ten years	242,614	510	73	2,501	238	17,018	—	68	263,022
Total	$283,931	$704	$5,763	$20,083	$1,187	$29,096	$8,135	$6,768	$355,667

For loans with maturities greater than one year from June 30, 2020, $37.3 million have variable rates and $305.4 million have fixed rates.

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association's unimpaired capital and surplus (25% if the amount in excess of 15% is secured by "readily marketable collateral" or 30% for certain residential development loans). At June 30, 2020, based on the 15% limitation, Oconee Federal Savings and Loan Association's loans-to-one-borrower limit was approximately $12.4 million. At June 30, 2020, our largest loan relationship with one borrower was for approximately $4.3 million secured by a commercial property and was performing in accordance with its terms on that date.

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

One-to-four Family Residential Real Estate. The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences. These loans are made in amounts generally with loan-to-value ratios of up to 80% for traditional owner-occupied homes. For traditional homes, we may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral. We may make exceptions for special loan programs that we offer. At June 30, 2020, $283.9 million, or 79.8% of our total loan portfolio, consisted of one-to-four family residential mortgage loans. Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.

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

Multi-family. Multi-family real estate loans generally have a maximum term of five years with a 30-year amortization period and a final balloon payment and are secured by properties containing five or more units in our market area. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. Our underwriting analysis includes considering the borrower's expertise and requires verification of the borrower's credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. We generally obtains personal guarantees on these loans.

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

Within this category for the year ending June 30, 2020 are PPP loans that were authorized under the 2020 Coronavirus, Aid, Relief, and Economic Security (“CARES”) Act. PPP loans are originated by the Association, are 100% guaranteed by the Small Business Administration (“SBA”) and qualify to be forgiven based on certain criteria as determined by the SBA. The Association receives a fee, with the percentage depending on the size of the loan, for originating these loans and earns 1% on the outstanding balance for the term of the loans, the maximum of which is five years unless forgiven sooner by the SBA.

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

Secondary Mortgage Lending

We have access to secondary mortgage lending programs. As such we originated and sold $12.8 million of conforming one-to-four residential real estate mortgage loans for the year ended June 30, 2020 as compared to $5.5 million for the year ended June 30, 2019.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated:

	At June 30,
	2020				2019
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Total	Days	Days	or More	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,055	$407	$561	$3,023	$5,879	$1,486	$229	$7,594
Multi-family	—	—	—	—	228	—	—	228
Home equity	—	—	40	40	64	—	40	104
Nonresidential	179	—	—	179	458	—	—	458
Agricultural	—	—	—	—	—	—	—	—
Construction and land	—	10	—	10	308	31	—	339
Total real estate loans	2,234	417	601	3,252	6,937	1,517	269	8,723
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	8	—	—	8
Total	$2,234	$417	$601	$3,252	$6,945	$1,517	$269	$8,731

Total delinquencies decreased $5.5 million, or 62.8%, to $3.3 million at June 30, 2020 as compared to total delinquencies of $8.7 million at June 30, 2019. We count loans with partial payments due as delinquent.

COVID-19 Loan Modifications. Included in the table above are $15.0 million in loans as of June 30, 2020 that were modified to defer principal payments or principal and interest payments from three to six months based on our affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of the loans modified for COVID-19 financial relief, $11.0 million were one-to-four family loans, $3.6 million were non-residential loans and $416 thousand were multi-family loans. These loans are not considered troubled debt restructurings (“TDRs”). As of June 30, 2020 $14.8 million were current and $243 thousand were 30 days or more past due.

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

	At June 30,
	2020	2019
	(Dollars in thousands)
Special mention assets	$2,984	$3,286
Substandard assets	4,877	5,818
Real estate owned	159	811
Total Special mention and Classified assets	$8,020	$9,915

Real estate owned assets decreased by $652 thousand, or 80.4%, to $159 thousand at June 30, 2020 from $811 thousand at June 30, 2019.  Our substandard assets decreased by $941 thousand, or 16.2%, to $4.9 million at June 30, 2020 from $5.8 million at June 30, 2019.  Our overall classified asset totals decreased by $1.9 million, or 19.1%, to $8.0 million at June 30, 2020 from $9.9 million at June 30, 2019. Special mention assets at June 30, 2020 consisted primarily of one-to-four family real estate loans of $2.9 million and $54 thousand of other loans as compared to the June 30, 2019 balances which consisted primarily of one-to-four family real estate loans of $3.2 million and $69 thousand of other loans. Substandard assets at June 30, 2020 consisted primarily of $3.9 million in one-to-four family residential real estate loans, $834 thousand of nonresidential real estate loans and $118 thousand of other loans as compared to the June 30, 2019 balances which consisted primarily of $4.4 million in one-to-four family residential real estate loans, $908 thousand of nonresidential real estate loans and $507 thousand of other loans.

Loans classified as substandard and doubtful are considered to be impaired loans. Impaired loans are loans that we do not reasonably believe that we will collect all contractual principal and interest payments due on the loans. Those $250 thousand and over are individually evaluated to determine if a specific loss reserve is required. All others are collectively evaluated. The recorded investment of substandard and doubtful loans at June 30, 2020 was $4.9 million, a decrease of $941 thousand from $5.8 million at June 30, 2019. There were no specific allowances reserved for these loans at June 30, 2020 or June 30, 2019.

Nonperforming Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection.  Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not received for loans placed on nonaccrual are reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual.  Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured.  Loans are moved to nonaccrual status in accordance with our policy, which is typically upon 90 days of non-payment.  Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered TDRs and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended June 30, 2020, there were no defaults on any loans that were considered TDRs.  At June 30, 2020, all TDRs were on nonaccrual status.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:

	At June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,969	$2,674	$3,969	$2,762	$2,133
Multi-family	—	—	—	—	—
Home equity	40	40	40	89	126
Nonresidential	732	816	908	43	942
Agricultural	—	356	445	514	531
Construction and land	—	31	19	75	25
Total real estate loans	2,741	3,917	5,381	3,483	3,757
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	1	—	—
Total nonaccrual loans	$2,741	$3,917	$5,382	$3,483	$3,757
Accruing loans past due 90 days or more:
Real estate loans	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Total of nonaccrual and 90 days or more past due loans	$2,741	$3,917	$5,382	$3,483	$3,757
Real estate owned:
One-to-four family	$—	$226	$91	$152	$899
Nonresidential	159	585	983	713	267
Construction and land	—	—	—	—	188
Total real estate owned	159	811	1,074	865	1,354
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$2,900	$4,728	$6,456	$4,348	$5,111

Accruing troubled debt restructurings	$—	$—	$—	$—	$—
Accruing troubled debt restructurings and total nonperforming assets	$2,900	$4,728	$6,456	$4,348	$5,111

Total nonperforming loans to total loans	0.77%	1.09%	1.64%	1.13%	1.29%
Total nonperforming assets to total assets	0.56%	0.90%	1.32%	0.90%	1.05%
Total nonperforming assets to loans and real estate owned	0.81%	1.31%	1.96%	1.41%	1.74%

All nonperforming loans in the table above were classified either as substandard or doubtful. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $182 thousand for the year ended June 30, 2020. No interest was recognized on these loans for the year ended June 30, 2020. Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $91 thousand for the year ended June 30, 2020. No interest was recognized on TDRs during the year ended June 30, 2020.

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

We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available and have made an adjustment to the qualitative factor related to the economy in our model in response to the additional risks that we believe have become present. However, the rapid development and fluidity of this pandemic precludes any prediction as to the ultimate impact of the COVID-19 outbreak. We will continue to review and make adjustments as may be necessary as we move through the pandemic related quarantine and the country reopens.

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

Acquired loans that are identified as purchased credit impaired (“PCI”) will continue to be classified as PCI for their remaining lives, even if modified, extended or renewed, unless they meet the criteria for a TDR. We perform the same type of evaluation for these loans as any other loan that we believe to be impaired. Each PCI loan is evaluated on an individual basis quarterly.

Overall Allowance. Our allowance at June 30, 2020 reflects a general valuation component of $1.3 million and no specific component of specific loans determined to be impaired. Our allowance at June 30, 2019 also consisted of a general valuation component of $1.3 million and no specific component of specific loans determined to be impaired. The overall allowance remained stable at $1.3 million but increased as a percentage of total loans to 0.38% as of June 30, 2020 compared to 0.36% as of June 30, 2019.

At June 30, 2020, all individually evaluated impaired loans were within our acquired loan portfolio and totaled $2.4 million, all of which were purchased credit impaired. There was no impairment measured on these loans. At June 30, 2019, within our acquired loan portfolio, we had a total of $3.3 million in individually evaluated impaired loans, all of which were purchased credit impaired. There was no impairment measured on these loans.

Within our originated portfolio, there were no loans specifically identified as impaired at June 30, 2020 or June 30, 2019. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2020 and 2019. Net charge-offs for the year ended June 30, 2020 were $1 thousand compared to $18 thousand for the year ended June 30, 2019.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated:

	Year Ended June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Allowance at beginning of year	$1,297	$1,097	$1,016	$922	$1,008
Provision for loan losses	50	218	108	203	451
Charge-offs:
Real estate loans
One-to-four family	—	(18)	—	(33)	(447)
Multi-family	—	—	—	—	—
Home equity	—	—	(13)	—	(72)
Nonresidential	—	—	—	(77)	—
Agricultural	—	—	—	—	—
Construction and land	—	—	(26)	—	(9)
Commercial and industrial	—	—	—	—	—
Consumer and other loans	(1)	—	(1)	(1)	(9)
Total charge-offs	(1)	(18)	(40)	(111)	(537)

Recoveries:
Real estate loans
One-to-four family	—	—	—	2	—
Multi-family	—	—	—	—	—
Home equity	—	—	13	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	—	—	13	2	—
Net charge-offs	(1)	(18)	(27)	(109)	(537)
Allowance at end of year	$1,346	$1,297	$1,097	$1,016	$922

Allowance to nonperforming loans	49.11%	33.11%	20.38%	29.17%	24.54%
Allowance to total loans outstanding
at the end of the year	0.38	0.36	0.33	0.33	0.31
Net charge-offs to average
loans outstanding during the year	0.00	0.01	0.01	0.04	0.18

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

	At June 30,
	2020			2019			2018
	(Dollars in thousands)
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
One-to-four family	$1,032	76.66%	79.83%	$995	76.71%	80.28%	$939	85.60%	82.34%
Multi-family	4	0.30	0.20	4	0.31	0.45	4	0.36	0.53
Home equity	34	2.53	1.62	24	1.85	1.44	8	0.73	1.19
Nonresidential	75	5.57	5.65	87	6.71	5.37	66	6.02	5.37
Agricultural	4	0.30	0.33	3	0.23	0.42	1	0.09	0.39
Construction and land	105	7.80	8.18	94	7.25	9.35	74	6.75	8.39
Total real estate loans	1,254	93.16	95.81	1,207	93.06	97.31	1,092	99.55	98.21
Commercial and industrial	65	4.83	2.29	67	5.17	1.22	4	0.36	0.10
Consumer and other loans	27	2.01	1.90	23	1.77	1.47	1	0.09	1.69
Total allowance for loan losses	$1,346	100.00%	100.00%	$1,297	100.00%	100.00%	$1,097	100.00%	100.00%

	At June 30,
	2017			2016
	(Dollars in thousands)
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to-four family	$900	88.59%	84.57%	$733	79.50%	82.55%
Multi-family	4	0.39	0.61	4	0.43	0.68
Home equity	2	0.20	1.59	2	0.22	2.25
Nonresidential	63	6.20	6.15	130	14.10	6.95
Agricultural	1	0.10	0.47	5	0.54	1.01
Construction and land	35	3.44	4.96	39	4.23	4.82
Total real estate loans	1,005	98.92	98.35	913	99.02	98.26
Commercial and industrial	4	0.39	0.02	6	0.65	0.06
Consumer and other loans	7	0.69	1.63	3	0.33	1.68
Total allowance for loan losses	$1,016	100.00%	100.00%	$922	100.00%	100.00%

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

At June 30, 2020, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

Our investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of June 30, 2020, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. At June 30, 2020, none of the collateral underlying our securities portfolio was considered subprime or Alt-A (generally defined as loan collateral having less than full documentation).

Current accounting principles require that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at fair value and securities held-to-maturity are reported at amortized cost. All securities were classified as available-for-sale at June 30, 2020 and 2019. A periodic review and evaluation of our securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. At June 30, 2020, the fair values of our securities are based on published or securities dealers' market values. At June 30, 2020, the amortized cost of our securities classified as available-for-sale was $87.7 million compared to $94.7 million at June 30, 2019. The fair value of securities classified as available-for-sale was $90.7 million compared to $95.4 million at June 30, 2019. The decrease in securities classified as available-for-sale is primarily a result of principal paydowns and calls.

U.S. Government and Federal Agency Obligations. We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At June 30, 2020, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $53.7 million and $55.2 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as "pass-through" certificates because the principal and interest of the underlying loans is "passed through" to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. GNMA, a United States Government agency, and government sponsored enterprises, such as FNMA and FHLMC, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for deferred compensation agreements. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2020 and 2019, we had $19.5 million and $19.0 million, respectively, invested in bank-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated:

	At June 30,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	$178	$20	$212	$20	$129
Certificates of deposit	2,493	2,592	2,493	2,499	5,485	5,391
Municipal securities	20,821	21,643	24,968	25,225	43,393	42,338
SBA loan pools	—	—	22	22	401	403
CMOs	9,723	10,106	14,889	14,970	10,529	10,084
U.S. Government agency mortgage-backed securities	53,660	55,173	40,366	40,542	44,490	43,290
U.S. Government agencies	1,011	1,034	11,980	11,959	14,027	13,511
Total available-for-sale	$87,728	$90,726	$94,738	$95,429	$118,345	$115,146

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2020. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2020 was 3.9 years.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$—	—%	$—	—%	$—	—%
Certificates of deposit	249	1.75	2,244	2.44	—	—
Municipal securities	250	2.00	4,505	2.47	10,706	2.27
CMOs	—	—	9,149	2.56	574	2.40
U.S. Government agency mortgage-backed securities	139	2.00	39,374	2.23	14,147	2.14
U.S. Government agency bonds	—	—	1,011	1.88	—	—
Total available-for-sale	$638	1.99%	$56,283	2.30%	$25,427	2.20%

	More than Ten Years		Total
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	—%	$20	—%
Certificates of deposit	—	—	2,493	2.37
Municipal securities	5,360	2.44	20,821	2.36
CMOs	—	—	9,723	2.55
U.S. Government agency mortgage-backed securities	—	—	53,660	2.21
U.S. Government agency bonds	—	—	1,011	1.88
Total available-for-sale	$5,380	2.43%	$87,728	2.28%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also may use borrowings, primarily FHLB advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. We accept deposits from Oconee and Pickens Counties, South Carolina, and Stephens and Rabun Counties, Georgia and surrounding counties and townships. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and individual retirement accounts (“IRAs”). Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not accept brokered deposits, although we have the authority to do so. We very rarely accept certificates of deposit in excess of $250 thousand or other deposits in excess of applicable FDIC insurance coverage, which is currently $250 thousand per depositor.

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated:

	At June 30,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits (1)	$108,406	25.74%	$92,665	22.11%	$81,729	21.09%
Money market deposits	80,348	19.08	75,500	18.01	64,418	16.62
Regular savings and other deposits	34,418	8.17	28,301	6.75	28,045	7.24
Certificates of deposit - IRA	52,421	12.45	55,618	13.27	56,603	14.60
Certificates of deposit - other	145,499	34.56	167,022	39.86	156,793	40.45
Total	$421,092	100.00%	$419,106	100.00%	$387,588	100.00%

___________

(1)    Includes noninterest bearing deposits of $44.0 million and $36.2 million at June 30, 2020 and 2019, respectively.

As of June 30, 2020, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $250 thousand was approximately $20.0 million. The following table sets forth the maturity of these certificates of deposit as of June 30, 2020:

June 30, 2020
Certificates of Deposit
greater than or equal to $250 thousand
(Dollars in thousands)
Maturity Period:
Three months or less	$2,983
Over three through six months	2,710
Over six through twelve months	7,936
Over twelve months	6,394
Total	$20,023

Borrowings. We may obtain advances from the FHLB by pledging as security our capital stock in the Federal Home Loan Bank of Atlanta and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different repricing terms from our deposits, borrowings can change our interest rate risk profile.

At June 30, 2020, we had FHLB advances of $5.0 million at a weighted average stated rate of 1.50%, of which $2.5 million mature in 2023 and $2.5 million mature in 2025. At June 30, 2019, we had FHLB advances of $19.0 million at a weighted average stated rate of 2.75%, all of which matured in less than six months from year end. Our remaining available credit with the FHLB was $126.0 million as of June 30, 2020. There were no overnight borrowings at June 30, 2020 or June 30, 2019.

Subsidiary and Other Activities

Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.

Personnel

As of June 30, 2020, we had 77 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, federal tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the thrift institution failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules.

At June 30, 2020, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses created before January 1, 2018 to the preceding two taxable years and forward to the succeeding 20 taxable years. Net operating losses created after December 31, 2017 may be carried forward indefinitely. A net operating loss carryforward of $403 thousand was acquired as part of a previous acquisition. At June 30, 2020 and 2019, $288 thousand and $309 thousand, respectively, of this carryforward remained.

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

State and Local Taxation

State Taxation. Oconee Federal Financial Corp. files a South Carolina income tax return, and Oconee Federal Savings and Loan Association files South Carolina and Georgia income tax returns.   State income tax rates are 4.5% to 6% in South Carolina and 6% in Georgia.  For these purposes, state taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations, state income tax deductions, and adjustments for bonus depreciation deductions.  Oconee Federal Savings and Loan Association also files and pays business personal property tax and Business Occupation Tax in the state of Georgia.

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

Federal Banking Regulation

Business Activities.    A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the federal regulations thereunder. Under these laws and regulations, Oconee Federal Savings and Loan Association may generally invest in mortgage loans secured by residential real estate without limit may also invest in commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Oconee Federal Savings and Loan Association also may establish subsidiaries, including those that may engage in certain activities not otherwise permissible for Oconee Federal Savings and Loan Association, including real estate investment and securities and insurance brokerage.

Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act (“EGRRCPA”), that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. The Association did not exercise the covered savings association election.

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

As a result of EGRRCP, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio and elects the alternative regulatory capital scheme will be deemed to be in compliance with all other capital and leverage requirements, including being categorized as “well capitalized” for Prompt Corrective Action purposes, as described later. The “Community Bank Leverage Ratio” was established at 9%, and has temporarily been reduced to 8% as a result of the CARES Act. Oconee Federal Savings and Loan did not elect to use this alternative.

Loans-to-One Borrower.    Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by specified readily marketable collateral, which does not include real estate. As of June 30, 2020, Oconee Federal Savings and Loan Association’s largest lending relationship with a single or related group of borrowers totaled $4.3 million, which represented 5.2% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.

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

A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. In addition, non-compliance with the QTL test is subject to agency enforcement action for a violation of law. At June 30, 2020, Oconee Federal Savings and Loan Association maintained approximately 82.2% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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
24

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

The Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. In addition, Oconee Federal Savings and Loan Association’s ability to pay dividends is limited if Oconee Federal Savings and Loan Association does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Oconee Federal Financial Corp. to pay dividends to its stockholders. See “Capital Requirements” above.

Liquidity.    A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater of highly liquid assets. At June 30, 2020, this ratio was 26.3%. Total cash and cash equivalents was 8.2% of total deposits at June 30, 2020.

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

In June 2020, the Office of the Comptroller of the Currency published amendments to its Community Reinvestment Act regulations. The final rule clarifies and expands the activities that qualify for Community Reinvestment Act credit, updates where activities count for such credit and, according to the agency, seeks to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule is effective October 1, 2020 but compliance with the revised requirements is not mandatory until January 1, 2024 for institutions of Oconee Federal Savings and Loan Association’s size.

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
25

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

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At June 30, 2020, Oconee Federal Savings and Loan Association met the criteria for being considered “well-capitalized.”

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years. That system, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.

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

Federal Home Loan Bank System.    Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2020, Oconee Federal Savings and Loan Association was in compliance with this requirement.

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

Capital.     The Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and EGRRCP directed the Federal Reserve Board to increase the asset threshold for the exception to $3.0 billion, which was done in 2018. Consequently, savings and loan holding companies of less than $3.0 billion of assets, such as Oconee Federal, MHC and Oconee Federal Financial Corp., are exempted from the consolidated holding company regulatory capital requirements unless otherwise directed by the Federal Reserve Board in individual cases.

Source of Strength.    Federal law extends the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings associations by providing capital, liquidity and other support in times of financial stress.

Dividends.    The Federal Reserve Board has issued policy statements regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. A savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Oconee Federal Financial Corp. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

In March 2020, the Federal Reserve Board adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company has a “controlling influence” of a bank or savings and loan holding company.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of June 30, 2020, the net book value of our properties was $8.4 million. The following is a list of our offices:

						Net Book Value
				Year	Square	of Real
Location				Acquired	Footage	Property
						(Dollars in thousands)
Main Office	115 E. North 2nd St.	Seneca, South Carolina	Owned	1966	7,000	$654
Main Office Annex	201 E. North 2nd St.	Seneca, South Carolina	Owned	1996	7,500	634
Branch Office	813 123 By-Pass	Seneca, South Carolina	Owned	1985	5,250	408
Branch Office	204 W. North Broad St.	Walhalla, South Carolina	Owned	1973	3,100	312
Branch Office	111 W. Windsor St.	Westminster, South Carolina	Owned	1972	3,200	219
Branch Office	2859 Highway 17 Alternate	Toccoa, Georgia	Owned	2014	17,007	2,280
Branch Office	12 East Doyle St.	Toccoa, Georgia	Owned	2014	5,548	721
Branch Office	221 Highway 76 East	Clayton, Georgia	Owned	2014	5,851	460
Branch Office	208 Kelly Road	Clemson, South Carolina	Owned	2020	4,155	2,668
						$8,356

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

At June 30, 2020, we were not involved in any legal proceedings the outcome of which management believes would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market. Our common stock is listed on the Nasdaq Capital Market under the symbol "OFED." The approximate number of holders of record of our common stock as of September 9, 2020 was 278. Certain shares of our common stock are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Equity Compensation Plans. At June 30, 2020, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases. On May 28, 2020, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock, terminating the previous authorization on March 20, 2019 to repurchase 100,000 shares. The repurchase authorization has no expiration date.  In connection with these repurchase authorizations, the Company has purchased a total of 153,610 shares of its common stock during the year ended June 30, 2020. During the three months ended June 30, 2020, the Company repurchased 70,550 shares of its common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
April 1 - April 30, 2020	725	$16.80	725		2,853	(2)
May 1 - May 31, 2020	—	$—	—		100,000	(3)
June 1 - June 30, 2020	69,825	$27.05	69,825		30,175	(3)
Total	70,550	$26.94	70,550	(1)

___________

(1)	All shares were purchased pursuant to a publicly announced repurchase programs that were approved by the Board of Directors on March 20, 2019 and May 20, 2020.
(2)	Represents the maximum number of shares available for repurchase under the March 20, 2019 plan at month end.
(3)	Represents the maximum number of shares available for repurchase under the May 20, 2020 plan at month end.

Sales of Unregistered Securities. During the year ended June 30, 2020, we did not offer or sell any unregistered securities.

ITEM 6. Selected Financial Data

	At or For the Year Ended June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Financial condition data:
Total assets	$515,582	$527,826	$487,959	$481,317	$485,640
Investment securities	90,726	95,429	115,146	118,334	132,084
Loans receivable, net	354,321	358,791	326,661	306,542	291,141
Deposits	421,092	419,106	387,588	394,505	399,634
Total equity	88,305	88,297	84,865	85,961	85,401

Operating data:
Interest and dividend income	$18,710	$18,846	$17,046	$17,154	$17,755
Interest expense	3,894	3,593	1,810	1,324	1,189
Net interest income	14,816	15,253	15,236	15,830	16,566
Provision for loan losses	50	218	108	203	451
Noninterest income	2,040	1,693	1,662	2,126	2,643
Noninterest expenses	12,042	12,134	12,050	10,750	11,480
Income before income taxes	4,764	4,594	4,740	7,003	7,278
Income taxes	900	874	1,705	1,478	2,032
Net income	$3,864	$3,720	$3,035	$5,525	$5,246

Basic net income per share	$0.68	$0.65	$0.53	$0.97	$0.91
Diluted net income per share	$0.67	$0.64	$0.52	$0.95	$0.90

	For the Years Ended June 30,
	2020		2019		2018		2017		2016
Performance ratios:
Return on average assets	0.75%		0.73%		0.63%		1.15%		1.09%
Return on average equity	4.39		4.34		3.54		6.84		6.31
Interest rate spread(1)	2.94		3.07		3.33		3.52		3.72
Net interest margin(2)	3.13		3.24		3.43		3.58		3.77
Noninterest expense to average assets	2.35		2.39		2.45		2.23		2.39
Efficiency ratio(3)	72.22		71.44		70.77		60.30		60.16
Average interest-earning assets to average interest-bearing liabilities	1.23	x	1.22	x	1.22	x	1.19	x	1.18	x
End of year equity to average assets	17.23%		17.43%		17.69%		17.83%		17.78%
Average equity to average assets	17.16		16.91		17.85		16.75		17.29

Capital ratios:
Total capital to risk weighted assets	30.13%		29.03%		29.75%		32.46%		31.00%
Common equity tier 1 capital to risk weighted assets	29.64		28.56		29.30		32.00		30.59
Tier I capital to risk weighted assets	29.64		28.56		29.30		32.00		30.59
Tier I capital to adjusted total assets	16.05		15.46		15.53		15.90		15.40

Asset quality ratios:
Allowance for loan losses as a percentage of total loans	0.38%		0.36%		0.33%		0.33%		0.32%
Allowance for loan losses as a percentage of nonperforming loans	49.11		33.11		20.38		29.17		24.54
Allowance for loan losses as a percentage of nonperforming assets	46.41		27.43		16.99		23.37		18.04
Net charge-offs to average outstanding loans during the period	0.00		0.01		0.01		0.04		0.18
Nonperforming loans as a percentage of total loans	0.77		1.09		1.64		1.13		1.29
Nonperforming assets as a percentage of total assets	0.56		0.90		1.32		0.90		1.05
Nonperforming assets as a percentage of loans and real estate owned	0.82		1.31		1.96		1.41		1.74

Other:
Number of full-service branch offices	8		7		7		7		7

___________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)

Represents net interest income as a percent of average interest-earning assets.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a much lesser extent, nonresidential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities and municipal securities. Our revenues are derived principally from the interest on loans and securities and loan fees and service charges. Our primary sources of funds are deposits and principal and interest payments on loans and securities. At June 30, 2020, we had total assets of $515.6 million, total deposits of $421.1 million and total equity of $88.3 million.

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

We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available and have made adjustments to certain qualitative factors in our model in response to the additional risks that we believe have become present. However, the rapid development and fluidity of this pandemic precludes any prediction as to the ultimate impact of the COVID-19 outbreak. We will continue to review and make adjustments as may be necessary as we move through the pandemic related quarantine and the country reopens.

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

Business Strategy

We have continued our primarily focus on the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

•	Continue to Focus on Residential Lending. We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area. As of June 30, 2020, $289.7 million, or 81.5%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (including home equity loans). In the future, we may gradually increase our residential construction and home equity loan portfolios.
•	Maintain a Modest Portfolio of Nonresidential Real Estate Loans. We have historically maintained a small portfolio of nonresidential real estate loans. Our nonresidential real estate loans were $15.8 million, or 4.4% of our total loan portfolio at June 30, 2020.
•	Manage Interest Rate Risk While Maintaining or Enhancing, to the Extent Practicable, our Net Interest Margin. Subject to market conditions, we have sought to enhance net interest income by emphasizing controls on the cost of funds, particularly on the deposit products that we offer, rather than attempting to maximize asset yields, as loans with high yields often involve greater credit risk and may be repaid during periods of decreasing market interest rates. In addition, in view of our strong capital position, from time to time, we place more emphasis on enhancing our net interest income than on limiting our interest rate risk.

•	Rely on Community Orientation and High Quality Service to Maintain and Build a Loyal Local Customer Base and Maintain our Status as an Independent Community-Based Institution. We were established in 1924 and have been operating continuously in Oconee County since that time. By using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services, we have been able to attract a solid base of local retail customers on which to continue to build our banking business. We have historically focused on promoting relationships within our community rather than specific banking products, and we expect to continue to build our customer base by relying on customer referrals and referrals from local builders and realtors. We extend this strategy to the Rabun and Stephens counties as well.

•	Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our nonperforming assets totaled $2.9 million, or 0.56% of total assets at June 30, 2020. Our total nonperforming loans to total loans ratio was 0.77% at June 30, 2020. Total loan delinquencies, 30 days or more past due, as of June 30, 2020, were $3.3 million, or 0.9% of total loans. Total loan delinquencies, 30 days or more past due, as of June 30, 2019, were $8.7 million, or 2.4% of total loans.

Comparison of Financial Condition at June 30, 2020 and June 30, 2019

Our total assets decreased by $12.2 million, or 2.3%, to $515.6 million at June 30, 2020 from $527.9 million at June 30, 2019.

Our total cash decreased by $2.1 million, or 5.7%, to $34.6 million at June 30, 2020 from $36.7 million at June 30, 2019. This decrease was primarily due to normal fluctuations. Our total cash and deposit balance includes the deposits of Oconee Federal, MHC.

Securities available-for-sale decreased $4.7 million from June 30, 2019 to June 30, 2020. The Association is not actively replenishing security repayments and maturities with purchases due to the funding needs of the Company.

Total gross loans decreased $4.4 million to $355.7 million at June 30, 2020 from $360.1 million at June 30, 2019. The majority of the decrease was in our one-to-four family loans and non-residential real estate loans, which decreased by $5.1 million and $3.5 million, respectively, from June 30, 2019 to June 30, 2020 and was offset by increase in other loan categories. This decrease was primarily a result of loan originations generally not matching loan repayments during the year ended June 30, 2020.

Our total deposits increased to $421.1 million at June 30, 2020 from $419.1 million at June 30, 2019. This increase was primarily due to normal fluctuations. We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2020.

We had $5.0 million and $19.0 million in advances from the FHLB as of June 30, 2020 and June 30, 2019, respectively. We had credit available under a loan agreement with the FHLB in the amount of 25% of total assets, or approximately $126.0 million and $128.1 million at June 30, 2019 and June 30, 2019, respectively.

Our total shareholders’ equity increased $8 thousand to $88.31 million at June 30, 2020 from $88.30 million at June 30, 2019. The small increase is primarily the result of net income for the year ended June 30, 2020 of $3.9 million and $1.8 million in other comprehensive income being offset by $3.9 million of stock repurchases and $2.3 million in dividends distributed.

Comparison of Operating Results for the Years Ended June 30, 2020 and June 30, 2019

General. Net income increased by $144 thousand, or 3.9%, to $3.9 million for the year ended June 30, 2020 from $3.7 million for the year ended June 30, 2019. In further detail, there was a decrease in net interest income before the provision for loan losses of $437 thousand, or 2.9%. This decrease in income was offset with an increase in noninterest income of $347 thousand, or 20.5%., a decrease in loan loss provision of $168 thousand, or 77.1%, and a decrease in noninterest expense of $92 thousand, or 0.8%. Tax expense increased $26 thousand, or 3.0%.

Interest Income. Interest income decreased by $136 thousand, or 0.7%, to $18.7 million for the year ended June 30, 2020 from $18.8 million for the year ended June 30, 2019. The decrease was primarily the result of a decrease in our average yield on interest-earning assets. The average yield on interest-earning assets decreased to 3.95% for the year ended June 30, 2019 from 4.00% for the year ended June 30, 2019. The average balance of interest-earning assets increased to $473.2 million for the year ended June 30, 2020 from $470.7 million for the year ended June 30, 2019.

Interest income on loans increased $210 thousand, or 1.3%, to $16.4 million for the year ended June 30, 2020 from $16.2 million for the year ended June 30, 2019. The average balance of our loans increased to $358.3 million for the year ended June 30, 2020 from $351.8 million for the year ended June 30, 2019. The increase in the average balance of our loans is reflective of a peak in our loan portfolio size beginning at the end of fiscal 2019 which then started decreasing at the later stages of fiscal 2020. The average yield was 4.57% for the year ended June 30, 2020 compared to 4.60% for the year ended June 30, 2019, a result of a decreased loan rate environment during the year ended June 30, 2020.

Interest income on investment securities decreased $487 thousand, or 20.6%, to $1.9 million for the year ended June 30, 2020 from $2.4 million for the year ended June 30, 2019, reflecting a decrease of $20.9 million, or 19.3%, in the average balances of securities to $87.6 million from $108.5 million for the years ended June 30, 2020 and 2019, respectively, along with a decrease in the total average yield of our investment securities of four basis points to 2.14% from 2.18%. The decrease in average balances of our investment securities is reflective of our efforts to use routine repayments and maturities in the investment portfolio to help fund our lending as well as repay FHLB advances. Our decreased yields are reflective of the liquidation of higher yielding investments in fiscal 2020 along with overall lower investment rates generated on purchases made in late fiscal 2019 and during fiscal 2020.

Income on other interest earning assets increased by $141 thousand, or 45.5%, to $451 thousand for the year ended June 30, 2020 from $310 thousand for the year ended June 30, 2019. The average balance of other interest-earning assets increased $17.0 million to $27.3 million for the year ended June 30, 2020 from $10.4 million for the year ended June 30, 2019 while the yield decreased 134 basis points over the same period. The increase in average balance was primarily due to funds being held in money market accounts as a liquidity resource for possible large deposit withdrawals. The decrease in yield was primarily a result of decreased short-term rates on interest-earning assets due to overall market rate decreases.

Interest Expense. Interest expense increased $301 thousand, or 8.4%, to $3.9 million for the year ended June 30, 2020 from $3.6 million for the year ended June 30, 2019. The average rate paid on interest bearing liabilities increased eight basis points in fiscal year 2020 to 1.01% from 0.93% for fiscal year 2019. This increase was primarily due to general increases in deposit rates due to the competitive economic environment. The increase in the average rate paid on deposits was coupled with an increase in the average balance of interest bearing deposits of $11.6 million, or 3.2%, to $377.0 million for the year ended June 30, 2020 from $365.4 million for the year ended June 30, 2019.

The largest increase in deposit interest expense was related to expense on certificates of deposit, which increased by $412 thousand, or 16.5% to $2.9 million for the year ended June 30, 2020 from $2.5 million for the year ended June 30, 2019. The increase in interest expense on these deposits was attributable to the rising interest rate environment in late fiscal 2019. The average cost on these deposits increased from 1.13% for the year ended June 30, 2019 to 1.37% for the year ended June 30, 2020. The average balance on these deposits decreased $7.9 million, from $220.8 million for the year ended June 30, 2019 to $212.9 million for the year ended June 30, 2020.

Interest expense on NOW and demand deposits and regular savings and other deposits increased by $117 thousand to $255 thousand for the year ended June 30, 2020 from $138 thousand for the year ended June 30, 2019. The increase in interest expense on these deposits was attributable to an increase in the average cost on these deposits to 0.29% from 0.17%, as well as an $8.8 million increase in average balances.

Interest expense on money market deposits increased $111 thousand as the cost of these deposits increased six basis points from 0.61% for the year ended June 30, 2019 to 0.67% for the year ended June 30, 2020. The average balance of money market deposits increased from $65.7 million to $76.4 million for the same period. The increase in money market deposits was due to normal periodic fluctuations.

Interest expense for other borrowings decreased by $339 thousand, or 61.0%, to $217 thousand for the year ended June 30, 2020 from $556 thousand for the year ended June 30, 2019. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. Average other borrowings were $8.7 million for the year ended June 30, 2020 compared to $21.4 million for the year ended June 30, 2019. The average rate was 2.50% and 2.60% for the year ended June 30, 2020 and 2019, respectively.

Net Interest Income. Net interest income decreased by $437 thousand, or 2.9%, to $14.8 million for the year ended June 30, 2020 compared to $15.3 million for fiscal 2019. Net interest margin for the year ended June 30, 2020 was 3.13%, down 11 basis points from 3.24% for the year ended June 30, 2019. This decrease in net interest margin was reflective of the decrease in our average yield on interest earning assets to 3.95% for the year ended June 30, 2020 from 4.00% for the year ended June 30, 2019 and the increase in the average cost of funds to 1.01% for the year ended June 30, 2020 from 0.93% for the year ended June 30, 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $50 thousand for the year ended June 30, 2020 compared with a provision of $218 thousand for the year ended June 30, 2019. Net charge-offs for the year ended June 30, 2020 were $1 thousand. Net charge-offs for the year ended June 30, 2019 were $18 thousand. The lower provision is primarily due to a decline in outstanding loan balances during the year ended June 30, 2020.

Our total allowance for loan losses was $1.35 million, or 0.38%, of total gross loans as of June 30, 2020. Our total allowance for loan losses was $1.30 million, or 0.36%, of total gross loans as of June 30, 2019. There were no specifically identified impaired loans at June 30, 2020 or June 30, 2019. The recorded investment in individually evaluated impaired loans was $2.4 million and $3.3 million at June 30, 2020 and at June 30, 2019, respectively. Total loans individually evaluated for impairment decreased $866 thousand, or 26.6%, to $2.4 million at June 30, 2020 compared to $3.26 million at June 30, 2019.

We used the same overall methodology in assessing the allowances for both periods. Our allowance reflects a general valuation component of $1.3 million as of June 30, 2020 and June 30, 2019, with no specific component for loans determined to be impaired based upon analysis of certain individual loans determined to be impaired for the periods ended June 30, 2020 and June 30, 2019. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2020 and 2019.

Noninterest Income. For the year ended June 30, 2020, noninterest income increased $347 thousand, or 20.5%, to $2.0 million from $1.7 million for the year ended June 30, 2019. Gains on the sale of mortgage loans, which totaled $184 thousand for the year ended June 30, 2020, increased $62 thousand compared to $122 thousand for the year ended June 30, 2019. The change in fair value of equity securities totaled a negative $34 thousand for the year ended June 30, 2020 compared to a positive $83 thousand for the year ended June 30, 2019. Mortgage servicing income totaled $183 thousand for the year ended June 30, 2020 compared to $211 thousand for the year ended June 30, 2019. The mortgage servicing income is reducing due to the decreasing size of the loan servicing portfolio. Gains on the sale of securities totaled $181 thousand for the year ended June 30, 2020 compared to losses of $40 thousand for the year ended June 30, 2019. Gains or losses on the sale of securities are largely market driven. Securities were sold at a loss during the year ended June 30, 2019 so that funds could be more beneficially used to yield higher net earnings going forward. Gains on the disposition of purchase credit impaired loans, which totaled $309 thousand for the year ended June 30, 2020, increased $245 thousand compared to $64 thousand for the year ended June 30, 2019. We did not have the same opportunities for gains on the disposition of purchase credit impaired loans in the year ending June 30, 2019 as we did in the year ending June 30, 2020. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense decreased $92 thousand, or 0.8%, to $12.04 million for the year ended June 30, 2020 from $12.13 million for the year ended June 30, 2019. Salaries and employee benefits decreased by $519 thousand, or 7.5% to $6.4 million for the year ended June 30, 2020 from $6.9 million for the year ended June 30, 2019 due to routine increases offset by a reduction in personnel related to the closing of a loan production office. Occupancy and equipment expenses increased by $231 thousand, or 13.2% to $1.98 million for the year ended June 30, 2020 from $1.75 million for the year ended June 30, 2019 due to routine upgrades and improvements as well as the opening of a new branch office in January 2020. Professional and supervisory fee expenses decreased by $38 thousand, or 5.9% to $604 thousand for the year ended June 30, 2020 from $642 thousand for the year ended June 30, 2019 primarily due to reduced audit and legal expenses. FDIC deposit insurance decreased $109 thousand due to assessment credits received from the FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding 1.35% during the year ended June 30, 2020. Foreclosed asset expenses increased by $122 thousand, or 117.3% to $226 thousand for the year ended June 30, 2020 from $104 thousand for the year ended June 30, 2019. In the prior year, we recognized more gains from the sale of properties to offset foreclosure expenses than in the current year. For the year ended June 30, 2020, we recognized an expense for the decrease in value of the loan servicing asset of $410 thousand compared to $225 thousand for the year ended June 30, 2019. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Income tax expense increased $26 thousand, or 3.0%, to $900 thousand for the year ended June 30, 2020 from $874 thousand for the year ended June 30, 2019. The increase was primarily due to an increase of pre-tax net income. Our effective income tax rate was 18.9% and 19.0% for the years ended June 30, 2020 and 2019, respectively.

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

	For the Year Ended June 30,
	2020				2019				2018
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$358,305		$16,381	4.57%	$351,765		$16,171	4.60%	$316,533		$14,443	4.56%
Investment securities	70,291		1,488	2.12	76,176		1,637	2.15	82,919		1,591	1.92
Investment securities, tax-free	17,318		390	2.25	32,350		728	2.25	38,298		848	2.21
Other interest-earning assets	27,333		451	1.65	10,377		310	2.99	7,080		164	2.32
Total interest-earning assets	473,247		18,710	3.95	470,668		18,846	4.00	444,830		17,046	3.83
Noninterest-earning assets	39,152				35,989				34,934
Total assets	$512,399				$506,657				$479,764

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$57,734		$183	0.32%	$50,983		$77	0.15%	$48,441		$53	0.11%
Money market deposits	76,362		511	0.67	65,688		400	0.61	70,511		244	0.35
Regular savings and other deposits	29,994		72	0.24	27,941		61	0.22	28,105		42	0.15
Certificates of deposit	212,906		2,911	1.37	220,820		2,499	1.13	204,546		1,260	0.62
Total interest-bearing deposits	376,996		3,677	0.98	365,432		3,037	0.83	351,603		1,599	0.45
Other Borrowings	8,665		217	2.50	21,404		556	2.60	13,679		211	1.54
Total interest-bearing liabilities	385,661		3,894	1.01	386,836		3,593	0.93	365,282		1,810	0.50
Noninterest bearing deposits	36,650				32,539				27,766
Other noninterest-bearing
liabilities	2,160				1,600				1,069
Total liabilities	424,471				420,975				394,117
Equity	87,928				85,682				85,647
Total liabilities and equity	$512,399				$506,657				$479,764

Net interest income			$14,816				$15,253				$15,236
Interest rate spread				2.94%				3.07%				3.33%
Net interest margin				3.13%				3.24%				3.43%
Average interest-earning assets to
average interest-bearing liabilities	1.23	x			1.22	x			1.22	x

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

	Year Ended
	June 30, 2020 Compared to 2019
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$298	$(88)	$210
Investment securities	(449)	(38)	(487)
Other interest-earning assets	194	(53)	141
Total	43	(179)	(136)

Interest expense:
Deposits	(10)	650	640
Other Borrowings	(320)	(19)	(339)
Total	(330)	631	301
Increase (decrease) in net interest income	$373	$(810)	$(437)

	Year Ended
	June 30, 2019 Compared to 2018
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$1,619	$109	$1,728
Investment securities	(358)	284	(74)
Other interest-earning assets	90	56	146
Total	1,351	449	1,800

Interest expense:
Deposits	91	1,347	1,438
Other Borrowings	156	189	345
Total	247	1,536	1,783
Increase (decrease) in net interest income	$1,104	$(1,087)	$17

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

An important measure of interest rate risk is the amount by which the net present value (“NPV”) of an institution's cash flows from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have prepared an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2020 in the event of designated changes in the United States treasury yield curve. At June 30, 2020, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage Total of Market Value of Assets
	(Dollars in thousands)
Up 300 basis points	$100,506	$2,531	2.58%	0.48%
Up 200 basis points	102,637	4,662	4.76	0.88
Up 100 basis points	101,966	3,991	4.07	0.75
Base	97,975	—	—	—
Down 100 basis points	98,645	670	0.68	0.13

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

Our cash flows are derived from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $5.1 million for the year ended June 30, 2020 and $5.4 million for the year ended June 30, 2019. Net cash flows provided by investing activities were $11.0 million for the year ended June 30, 2020 and net cash flows used in investing activities were $11.1 million for the year ended June 30, 2019. Net cash flows used by financing activities for the year ended June 30, 2020 were $18.2 million and net cash flows provided by financing activities were $32.4 million for the year ended June 30, 2019.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2020 and 2019, cash and short-term investments totaled $34.6 million and $36.7 million, respectively. We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.

At June 30, 2020 and 2019, we had outstanding commitments to originate loans of $10.1 million and $7.7 million, respectively. We had $20.5 million in unfunded commitments under lines of credit at June 30, 2020 and $36.2 million in unfunded commitments under lines of credit at June 30, 2019. We anticipate that we will have sufficient funds available to meet our current loan commitments. In recent periods, loan commitments have been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2020 totaled $146.9 million. Management believes based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs. Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB. At June 30, 2020, we had a remaining available borrowing limit of $121.0 million in advances from the FHLB.

Our liquidity monitoring process is designed to contend with changing economic situations, which would include the current COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures as a result of COVID-19.

We are subject to various regulatory capital requirements and at June 30, 2020, we were in compliance with all applicable capital requirements. See "Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 11 of the Notes to our Consolidated Financial Statements.

Common Stock Dividend Policy. The Company paid a quarterly $0.10 per share dividend on August 22, 2019, November 21, 2019, February 20, 2020, and May 21, 2020 for a total of $2.3 million in dividends paid during the year ended June 30, 2020. On July 23, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock payable to stockholders of record as of August 6, 2020, which was paid on August 20, 2020.

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

For the fiscal year ended June 30, 2020, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

44

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Oconee Federal Financial Corp.

Seneca, South Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. and its subsidiary (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2018.

Greenville, South Carolina

September 22, 2020

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 AND 2019

(Amounts in thousands, except share and per share data)

	June 30, 2020	June 30, 2019
ASSETS
Cash and due from banks	$4,673	$5,678
Interest-earning deposits	29,843	30,946
Fed funds sold	66	66
Total cash and cash equivalents	34,582	36,690
Securities available-for-sale	90,726	95,429
Loans	355,667	360,088
Allowance for loan losses	(1,346)	(1,297)
Net loans	354,321	358,791
Loans held for sale, at fair value	92	—
Premises and equipment, net	9,367	8,134
Real estate owned, net	159	811
Accrued interest receivable
Loans	1,074	1,137
Investments	364	447
Restricted equity securities, at cost	1,249	1,854
Bank owned life insurance	19,482	19,022
Goodwill	2,593	2,593
Core deposit intangible	211	305
Loan servicing rights	458	868
Deferred tax assets	365	1,187
Other assets	539	558
Total assets	$515,582	$527,826

LIABILITIES
Deposits
Noninterest - bearing	$43,995	$36,232
Interest - bearing	377,097	382,874
Total deposits	421,092	419,106
Federal Home Loan Bank advances	5,000	19,000
Accrued interest payable and other liabilities	1,185	1,423
Total liabilities	427,277	439,529

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized;
6,530,074 and 6,530,074 shares outstanding, respectively	65	65
Treasury stock, at par, 924,618 and 771,008 shares, respectively	(9)	(8)
Additional paid-in capital	7,342	10,986
Retained earnings	79,071	77,464
Accumulated other comprehensive income	2,243	394
Unearned ESOP shares	(407)	(604)
Total shareholders' equity	88,305	88,297
Total liabilities and shareholders' equity	$515,582	$527,826

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Amounts in thousands, except share and per share data)

	Years Ended
	June 30, 2020	June 30, 2019
Interest and dividend income:
Loans, including fees	$16,381	$16,171
Securities, taxable	1,488	1,637
Securities, tax-exempt	390	728
Other interest-earning assets	451	310
Total interest income	18,710	18,846
Interest expense:
Deposits	3,677	3,037
Other borrowings	217	556
Total interest expense	3,894	3,593
Net interest income	14,816	15,253
Provision for loan losses	50	218
Net interest income after provision for loan losses	14,766	15,035
Noninterest income:
Service charges on deposit accounts	403	424
Income on bank owned life insurance	459	468
Mortgage servicing income	183	211
Gain on sale of mortgage loans	184	122
ATM & debit card income	348	308
Change in fair value of equity securities, net	(34)	83
Gain/(loss) on sale of securities, net	181	(40)
Gain on payoff of purchase credit impaired loans	309	64
Other	7	53
Total noninterest income	2,040	1,693
Noninterest expense:
Salaries and employee benefits	6,390	6,909
Occupancy and equipment	1,980	1,749
Data processing	901	893
ATM & debit card expense	242	217
Professional and supervisory fees	604	642
Office expense	211	193
Advertising	256	222
FDIC deposit insurance	19	128
Foreclosed assets, net	226	104
Change in loan servicing asset	410	225
Other	803	852
Total noninterest expense	12,042	12,134
Income before income taxes	4,764	4,594
Income tax expense	900	874
Net income	$3,864	$3,720
Other comprehensive income
Unrealized gains on securities available-for-sale	$2,522	$3,767
Tax effect	(530)	(768)
Reclassification adjustment for (gains)/losses realized in net income	(181)	40
Tax effect	38	(8)
Total other comprehensive income	1,849	3,031
Comprehensive income	$5,713	$6,751

Basic net income per share: (Note 3)	$0.68	$0.65
Diluted net income per share: (Note 3)	$0.67	$0.64
Dividends declared per share:	$0.40	$0.40

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at June 30, 2018	$65	$(7)	$12,000	$76,136	$(2,528)	$(801)	$84,865
Net income	—	—	—	3,720	—	—	3,720
Other comprehensive income	—	—	—	—	3,031	—	3,031
Reclassification of unrealized gain on equity securities	—	—	—	109	(109)	—	—
Reclassification of amortized premium on callable securities	—	—	—	(245)	—	—	(245)
Purchase of 56,622 shares of treasury stock(1)	—	(1)	(1,586)	—	—	—	(1,587)
Stock-based compensation expense	—	—	126	—	—	—	126
Common Stock Issued	—	—	180	—	—	—	180
Dividends(2)	—	—	42	(2,256)	—	—	(2,214)
ESOP shares earned	—	—	224	—	—	197	421
Balance at June 30, 2019	$65	$(8)	$10,986	$77,464	$394	$(604)	$88,297
Balance at June 30, 2019	$65	$(8)	$10,986	$77,464	$394	$(604)	$88,297
Net income	—	—	—	3,864	—	—	3,864
Other comprehensive income	—	—	—	—	1,849	—	1,849
Purchase of 153,610 shares of treasury stock(3)	—	(1)	(3,936)	—	—	—	(3,937)
Stock-based compensation expense	—	—	80	—	—	—	80
Dividends(4)	—	—	28	(2,257)	—	—	(2,229)
ESOP shares earned	—	—	184	—	—	197	381
Balance at June 30, 2020	$65	$(9)	$7,342	$79,071	$2,243	$(407)	$88,305

___________

(1)	The weighted average cost of treasury shares purchased during the year was $26.47 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	Approximately $85 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,100 additional shares. The portion of the dividend paid on allocated shares of approximately $49 and resulting release of approximately 4,500 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $36 and resulting release of approximately 2,600 shares, and was accounted for as additional compensation expense for the year ended June 30, 2019.
(3)	The weighted average cost of treasury shares purchased during the year was $25.63 per share. Treasury stock repurchases were accounted for using the par value method.
(4)	Approximately $79 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 6,900 additional shares. The portion of the dividend paid on allocated shares of approximately $50 and resulting release of approximately 4,400 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $29 and resulting release of approximately 2,500 shares, and was accounted for as additional compensation expense for the year ended June 30, 2020.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Amounts in thousands, except share and per share data)

	Years Ended
	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities
Net income	$3,864	$3,720
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	218
Provision for real estate owned	117	55
Depreciation and amortization, net	1,305	1,148
Net accretion of purchase accounting adjustments	(713)	(247)
Deferred income tax expense	603	18
Net loss on sale of real estate owned	77	7
Net gain on sale of premises and equipment	—	(29)
Change in loan servicing asset	410	225
Net (gain)/loss on sales of securities	(181)	40
Mortgage loans originated for sale	(12,864)	(5,498)
Mortgage loans sold	12,956	5,620
Gain on sales of mortgage loans	(184)	(122)
Change in fair value of equity securities	34	(83)
Increase in cash surrender value of bank owned life insurance	(460)	(468)
Gain on payoff of purchased credit impaired loans	(309)	(64)
ESOP compensation expense	381	421
Stock based compensation expense	80	126
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	165	(69)
Accrued interest payable and other liabilities	(238)	417
Net cash provided by operating activities	5,093	5,435
Cash Flows From Investing Activities
Purchases of premises and equipment	(1,848)	(1,811)
Disposal of premises and equipment	—	29
Purchases of securities available-for-sale	(32,671)	(12,201)
Proceeds from maturities, paydowns and calls of securities available-for-sale	21,759	11,054
Proceeds from sales of securities available-for-sale	17,234	23,928
Purchases of restricted equity securities	(213)	(940)
Redemption of restricted equity securities	818	725
Proceeds from sale of real estate owned	740	633
Loan originations and repayments, net	5,160	(32,469)
Net cash provided/(used) in investing activities	10,979	(11,052)
Cash Flows from Financing Activities
Net change in deposits	1,986	31,518
Proceeds from notes payable to FHLB	5,000	54,100
Repayment of notes payable to FHLB	(19,000)	(49,600)
Dividends paid	(2,229)	(2,214)
Purchase of treasury stock	(3,937)	(1,587)
Proceeds from sale of common stock, net of issuance costs	—	180
Net cash (used)/provided by financing activities	(18,180)	32,397
Change in cash and cash equivalents	(2,108)	26,780

Cash and cash equivalents, beginning of period	36,690	9,910
Cash and cash equivalents, end of period	$34,582	$36,690

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of the COVID-19 outbreak with regard to capital, liquidity, loan loss reserves, etc. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results.

Nature of Operations and Principle of Consolidation:  The consolidated financial statements of Oconee Federal Financial Corp. include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association") (referred to herein as “the Company,” “we,” “us,” or “our”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (74.29%) by Oconee Federal, MHC. These consolidated financial statements do not include the transactions and balances of Oconee Federal, MHC. The Association is a federally chartered stock savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans. Primarily, the Association's business is in the Oconee County area of northwestern South Carolina, the northeast area of Georgia in Stephens County and Rabun County. The following is a description of the significant accounting policies the Company follows in preparing and presenting its consolidated financial statements.

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

Securities: Securities are classified as available-for-sale when they might be sold before maturity. Non-equity securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Effective July 1, 2018, the change in fair value of equity securities is recognized in the income statement in accordance with Accounting Standards Update 2016-01.

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

As of and for the Years Ended June 30, 2020 and 2019

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

We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available and have made an adjustment to the qualitative factor related to the economy in our model in response to the additional risks that we believe have become present. We believe that the recorded allowance is adequate at the relevant balance sheet dates.  However, the rapid development and fluidity of this pandemic precludes any prediction as to the ultimate impact of the COVID-19 outbreak. We will continue to review and make adjustments as may be necessary as we move through the pandemic related quarantine and as the country reopens.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

As of and for the Years Ended June 30, 2020 and 2019

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

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also makes interim construction loans for nonresidential properties. In addition, the Company occasionally makes loans for the construction of homes "on speculation", but the Company generally permits a borrower to have only two such loans at a time. These loans generally have a maximum term of eight months, and upon completion of construction convert to conventional amortizing nonresidential real estate loans. These construction loans have rates and terms comparable to permanent loans secured by property of the type being constructed that we originate. Generally, the maximum loan-to-value ratio of these construction loans is 85%.

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

Within this category for the year ending June 30, 2020 are Paycheck Protection Program (“PPP”) Loans that were authorized under the 2020 Coronavirus, Aid, Relief, and Economic Security (“CARES”) Act. PPP loans are originated by the Association, are 100% guaranteed by the Small Business Administration (“SBA”) and qualify to be forgiven based on certain criteria as determined by the SBA. The bank received a fee, the percentage depending on the size of the loan, for originating these loans and earn 1% on the outstanding balance for the term of the loans, the maximum of which is five years unless forgiven sooner by the SBA.

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

Concentration of Credit Risk and Other:  The Company's business activity is principally with customers located in the northwest portion of South Carolina and northeast Georgia. The Company requires its customers to provide collateral, generally in the form of title to real estate, for substantially all loans. Certain consumer loans are made to customers without requiring collateral. Except for loans in the Company's market area, the Company has no other significant concentrations of credit risk.

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

As of and for the Years Ended June 30, 2020 and 2019

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

As of and for the Years Ended June 30, 2020 and 2019

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

The Company follows guidance issued by the Financial Accounting Standards Board (“FASB”) with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not" test, no tax benefit is recorded.

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

As of and for the Years Ended June 30, 2020 and 2019

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

Segment Reporting: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating results are not reviewed by senior management to make resource allocation or performance decisions. Management has determined that the Company has a single operating segment, which is to provide consumer and commercial banking services to individuals and businesses located in Oconee County, South Carolina and to Stephens and Rabun Counties, Georgia and their surrounding counties and townships. The Company's various products and services are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Company versus individual regions, branches, products and services.

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

As of and for the Years Ended June 30, 2020 and 2019

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

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”. Issued in April 2019, ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses will be effective for the Company for reporting periods beginning after December 15, 2019. The amendments related to hedging was effective for the Company for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance effective July 1, 2019.  This pronouncement did not have a material impact on the Company’s consolidated financial statements as the Company does have any hedging activity. The amendments related to recognition and measurement of financial instruments will be effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2019-01, Leases (Topic 842): Codification Improvements. Issued in March 2019, ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Accounting Standards Codification (ASC) 842, Leases, with that of the existing guidance (ASC 820, Fair Value Measurement). As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply and costs incurred to acquire the asset, as per ASC 842, Leases. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, Fair Value Measurement) should be applied. The ASU also requires lessors within the scope of ASC 942, Financial Services—Depository and Lending, to present all principal payments received under leases within investing activities. Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The amendment is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company adopted the new guidance effective July 1, 2019.  This pronouncement did not have a material impact on the Company’s consolidated financial statements as the Company does not have any significant leases.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Issued in June 2016, ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has determined that it will continue to prepare its credit loss allowance internally. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements. In November 2019, the FASB codified a delay in the implementation schedule (ASU 2019-10) allowing certain entities, including smaller reporting companies (such as the Company) to adopt ASU 2016-13 in fiscal years beginning after December 15, 2022, and interim periods within those years.

There have been no other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of standards previously issued and not yet effective.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

	Years Ended
	June 30, 2020	June 30, 2019
Earnings per share
Net income	$3,864	$3,720
Less: distributed earnings allocated to participating securities	(2)	(3)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(2)	(3)
Net earnings available to common shareholders	$3,860	$3,714

Weighted average common shares outstanding including participating securities	5,708,822	5,763,190
Less: participating securities	(5,800)	(8,800)
Less: average unearned ESOP shares	(48,890)	(68,459)
Weighted average common shares outstanding	5,654,132	5,685,931
Basic earnings per share	$0.68	$0.65

Weighted average common shares outstanding	5,654,132	5,685,931
Add: dilutive effects of assumed exercises of stock options	65,133	73,969
Average shares and dilutive potential common shares	5,719,265	5,759,900
Diluted earnings per share	$0.67	$0.64

During the years ended June 30, 2020 and 2019, there were 11,200 and 22,400 shares, respectively, that were considered anti-dilutive as the weighted average exercise prices of outstanding stock options were in excess of the weighted average market value for the periods presented.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at June 30, 2020 and 2019 are as follows:

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
June 30, 2020	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$158	$178
Certificates of deposit	2,493	99	—	—	2,592
Municipal securities	20,821	822	—	—	21,643
CMOs	9,723	383	—	—	10,106
U.S. Government agency mortgage-backed securities	53,660	1,538	(25)	—	55,173
U.S. Government agency bonds	1,011	23	—	—	1,034
Total available-for-sale	$87,728	$2,865	$(25)	$158	$90,726

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
June 30, 2019	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$192	$212
Certificates of deposit	2,493	11	(5)	—	2,499
Municipal securities	24,968	295	(38)	—	25,225
SBA loan pools	22	—	—	—	22
CMOs	14,889	111	(30)	—	14,970
U.S. Government agency mortgage-backed securities	40,366	228	(52)	—	40,542
U.S. Government agency bonds	11,980	10	(31)	—	11,959
Total available-for-sale	$94,738	$655	$(156)	$192	$95,429

Securities pledged at June 30, 2020 and 2019 had a fair value amount of $12,524 and $26,029, respectively, and were pledged to secure public deposits and FHLB advances.

At June 30, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE (Continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and twelve months or more at June 30, 2020 and 2019. The table also shows the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2020
Available-for-sale:
U.S. Government agency mortgage-backed securities	$6,342	$(25)	4	$—	$—	—	$6,342	$(25)	4
	$6,342	$(25)	4	$—	$—	—	$6,342	$(25)	4

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2019
Available-for-sale:
Certificates of deposit	$991	$(5)	4	$—	$—	—	$991	$(5)	4
Municipal securities	745	(10)	2	3,750	(28)	7	4,495	(38)	9
CMOs	—	—	—	3,059	(30)	7	3,059	(30)	7
U.S. Government agency mortgage-backed securities	5,377	(9)	5	11,198	(43)	18	16,575	(52)	23
U.S. Government agency bonds	4,475	(23)	4	2,013	(8)	2	6,488	(31)	6
	$11,588	$(47)	15	$20,020	$(109)	34	$31,608	$(156)	49

___________

(1)	Actual amounts.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE (Continued)

None of the unrealized losses at June 30, 2020 were recognized into net income for the year ended June 30, 2020 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2019 were recognized as having OTTI during the year ended June 30, 2019.

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2020 and 2019 by contractual maturity are summarized in the following table. Mortgage-backed securities are not scheduled since expected maturities will differ from contractual maturities because borrowers have the right to prepay the obligations. FHLMC common stock is not scheduled because it has no contractual maturity date.

	June 30, 2020		June 30, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$499	$503	$2,000	$1,994
Due from one to five years	7,759	8,044	11,627	11,663
Due after five years to ten years	10,707	11,152	18,817	18,955
Due after ten years	5,360	5,570	7,019	7,093
Mortgage-backed securities, CMOs and FHLMC stock(1)	63,403	65,457	55,275	55,724
Total available for sale	$87,728	$90,726	$94,738	$95,429

___________

(1)	Includes SBA loan pools.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the years ended June 30, 2020 and 2019:

	Year Ended
Available-for-sale:	June 30, 2020	June 30, 2019
Proceeds	$17,234	$23,928
Gross gains	193	35
Gross losses	(12)	(75)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS

The components of loans at June 30, 2020 and 2019 were as follows:

	June 30, 2020	June 30, 2019
Real estate loans:
One-to-four family	$283,931	$289,077
Multi-family	704	1,605
Home equity	5,763	5,191
Nonresidential	20,083	19,350
Agricultural	1,187	1,510
Construction and land	29,096	33,651
Total real estate loans	340,764	350,384
Commercial and industrial(1)	8,135	4,390
Consumer and other loans	6,768	5,314
Total loans	$355,667	$360,088

___________

(1)	Includes $4,094 of 100% SBA-guaranteed PPP loans as of June 30, 2020.

The following table presents the activity in the allowance for loan losses for the year ended June 30, 2020 by portfolio segment:

Year ended June 30, 2020	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$995	$37	$—	$—	$1,032
Multi-family	4	—	—	—	4
Home equity	24	10	—	—	34
Nonresidential	87	(12)	—	—	75
Agricultural	3	1	—	—	4
Construction and land	94	11	—	—	105
Total real estate loans	1,207	47	—	—	1,254
Commercial and industrial	67	(2)	—	—	65
Consumer and other loans	23	5	(1)	—	27
Total loans	$1,297	$50	$(1)	$—	$1,346

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2020:

	Ending Allowance on Loans:		Loans:
At June 30, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$1,032	$1,832	$282,099
Multi-family	—	4	—	704
Home equity	—	34	—	5,763
Nonresidential	—	75	562	19,521
Agricultural	—	4	—	1,187
Construction and land	—	105	—	29,096
Total real estate loans	—	1,254	2,394	338,370
Commercial and industrial(1)	—	65	—	8,135
Consumer and other loans	—	27	—	6,768
Total loans	$—	$1,346	$2,394	$353,273

___________

(1)	Includes $4,094 of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee.

The following table presents the activity in the allowance for loan losses for the year ended June 30, 2019 by portfolio segment:

Year ended June 30, 2019	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$939	$74	$(18)	$—	$995
Multi-family	4	—	—	—	4
Home equity	8	16	—	—	24
Nonresidential	66	21	—	—	87
Agricultural	1	2	—	—	3
Construction and land	74	20	—	—	94
Total real estate loans	1,092	133	(18)	—	1,207
Commercial and industrial	4	63	—	—	67
Consumer and other loans	1	22	—	—	23
Total loans	$1,097	$218	$(18)	$—	$1,297

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2020 and 2019, including the average recorded investment balance and interest earned for the years ended June 30, 2020 and 2019:

June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$1,863	$1,832	$—	$2,062	$36
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	596	562	—	588	—
Agricultural	—	—	—	178	—
Construction and land	—	—	—	—	—
Total real estate loans	2,459	2,394	—	2,828	36
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$2,459	$2,394	$—	$2,828	$36

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$2,459	$2,394	$—	$2,828	$36
Consumer and other loans	—	—	—	—	—
Total	$2,459	$2,394	$—	$2,828	$36

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

As of and for the Years Ended June 30, 2020 and 2019

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

Total past due and nonaccrual loans by portfolio segment at June 30, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$2,055	$407	$561	$3,023	$280,908	$283,931	$1,969	$—
Multi-family	—	—	—	—	704	704	—	—
Home equity	—	—	40	40	5,723	5,763	40	—
Nonresidential	179	—	—	179	19,904	20,083	732	—
Agricultural	—	—	—	—	1,187	1,187	—	—
Construction and land	—	10	—	10	29,086	29,096	—	—
Total real estate loans	2,234	417	601	3,252	337,512	340,764	2,741	—
Commercial and industrial	—	—	—	—	8,135	8,135	—	—
Consumer and other loans	—	—	—	—	6,768	6,768	—	—
Total	$2,234	$417	$601	$3,252	$352,415	$355,667	$2,741	$—

COVID-19 Loan Modifications:

In light of recent disruptions in economic conditions caused by COVID-19, the financial regulators have issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance provides that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Included in the table above are $15,024 in loans that were modified to defer principal payments or principal and interest payments from three to six months based on our affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. There are $10,993 in one-to-four family loans, $3,615 in non-residential loans and $416 in multi-family loans. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under ASC 340-10 troubled debt restructuring classifications for a limited period of time to account for the effects of COVID-19. The Federal Reserve and the other banking agencies and regulators have also issued a joint statement encouraging banks to work prudently with borrowers and to describe the agencies’ interpretations of how accounting rules under ASC 310-40 apply to certain COVID-19 related modifications. We have not considered any of the COVID-19 related modifications performed to date to be troubled debt restructurings. As of June 30, 2020, $14,781 were current and $243 were 30 days or more past due.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

Troubled Debt Restructurings:

At June 30, 2020 and June 30, 2019, total loans that have been modified as troubled debt restructurings were $1,985 and $2,675, respectively, which consisted of two nonresidential real estate and four one-to-four family first lien loans at June 30, 2020 and one agricultural loan, two nonresidential real estate and four one-to-four family first lien loans at June 30, 2019. There was no specific allowance for loss established for these loans at June 30, 2020 or June 30, 2019. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. There have been no loans modified as troubled debt restructurings during the twelve months ended June 30, 2020. No loans identified as troubled debt restructurings have defaulted since restructuring. All of these loans are on nonaccrual at June 30, 2020 and June 30, 2019. At June 30, 2020 and June 30, 2019, $1,774 and $2,291, respectively, were individually evaluated for impairment.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

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

Total loans by risk grade and portfolio segment at June 30, 2020:

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$273,228	$3,848	$2,930	$3,925	$—	$283,931
Multi-family	704	—	—	—	—	704
Home equity	5,268	392	54	49	—	5,763
Nonresidential	19,077	172	—	834	—	20,083
Agricultural	1,187	—	—	—	—	1,187
Construction and land	28,611	416	—	69	—	29,096
Total real estate loans	328,075	4,828	2,984	4,877	—	340,764
Commercial and industrial	8,135	—	—	—	—	8,135
Consumer and other loans	6,768	—	—	—	—	6,768
Total	$342,978	$4,828	$2,984	$4,877	$—	$355,667

Total loans by risk grade and portfolio segment at June 30, 2019:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$276,141	$5,316	$3,217	$4,403	$—	$289,077
Multi-family	1,605	—	—	—	—	1,605
Home equity	4,733	313	69	76	—	5,191
Nonresidential	17,951	491	—	908	—	19,350
Agricultural	1,154	—	—	356	—	1,510
Construction and land	33,130	446	—	75	—	33,651
Total real estate loans	334,714	6,566	3,286	5,818	—	350,384
Commercial and industrial	4,390	—	—	—	—	4,390
Consumer and other loans	5,314	—	—	—	—	5,314
Total	$344,418	$6,566	$3,286	$5,818	$—	$360,088

At June 30, 2020 and 2019, consumer mortgage loans secured by residential real estate properties totaling $135 and $194 respectively, were in formal foreclosure proceedings and are included in one-to-four family loans.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

Loans to principal officers, directors, and their affiliates during the years ended June 30, 2020 and 2019 were as follows:

	June 30, 2020	June 30, 2019
Beginning balance	$1,102	$1,134
New loans	937	—
Repayments	(34)	(32)
Ending balance	$2,005	$1,102

Directors and officers of the Company are customers of the institution in the ordinary course of business. In the opinion of management, these loans do not involve more than normal risk of collectability nor do they present other unfavorable features.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2020 and 2019 were as follows:

	June 30, 2020	June 30, 2019
Land	$2,438	$2,225
Buildings and improvements	9,798	8,134
Furniture, fixtures and equipment	2,145	2,781
Computer software	206	182
	14,587	13,322
Less: accumulated depreciation	(5,220)	(5,188)
	$9,367	$8,134

Depreciation expense was $615 and $494 for the years ended June 30, 2020 and 2019, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $2,593 at June 30, 2020 and 2019, respectively. The carrying value of the core deposit intangible was $211 and $305 at June 30, 2020 and 2019, respectively.

	June 30, 2020	June 30, 2019
Core deposit intangible gross	$959	$959
Accumulated amortization	(748)	(654)
Core deposit intangible net	$211	$305

Amortization expense for the core deposit intangible for the years ended June 30, 2020 and 2019 was $94 and $112, respectively.

Estimated amortization expense for each of the next five years is as follows:

2021	$70
2022	60
2023	42
2024	32
2025	7
Total	$211

NOTE 7—DEPOSITS

At June 30, 2020 and 2019, certificate of deposit accounts with balances over $250 totaled approximately $18,771 and $24,777, respectively. Scheduled maturities of certificates of deposit at June 30, 2020 are as follows for each fiscal year:

2021	$147,458
2022	35,797
2023	10,158
2024	4,114
2025	393
$197,920

There are no certificates of deposit scheduled to mature after 2025. The Company does not accept brokered certificates of deposit.

Directors and executive officers were customers of, and had transactions with, the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $2,119 and $1,925 at June 30, 2020 and 2019, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 8 – BORROWINGS

At June 30, 2020 and 2019, advances from the Federal Home Loan Bank were as follows:

	June 30, 2020
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59%
Total	$5,000

	June 30, 2019
	Balance	Stated Interest Rate
FHLB advances due September 2019 through December 2019	$19,000	2.62% - 2.78%
Total	$19,000

The average interest rate of all outstanding FHLB advances was 1.50% and 2.75% on June 30, 2020 and June 30, 2019, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $10,786 of investment securities at June 30, 2020. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $125,976 at June 30, 2020.

Payments over the next five fiscal years are as follows:

2023	$2,500
2025	$2,500

There were no overnight borrowings at June 30, 2020 or June 30, 2019.

NOTE 9—INCOME TAXES

Income tax expense for the years ended June 30, 2020 and 2019 was as follows:

	June 30, 2020	June 30, 2019
Current federal expense	$422	$585
Current state expense	148	269
Deferred federal expense	253	64
Deferred state expense (benefit)	77	(44)
Total	$900	$874

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES (Continued)

Temporary differences between tax and financial reporting that result in net deferred tax assets are as follows at June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Deferred tax assets:
Fair value adjustments from acquisition	$164	$399
Allowance for loan losses	347	334
Deferred loan fees, net	325	269
Deferred compensation	127	143
Acquired net operating loss ("NOL")	74	79
Equity compensation plans	38	32
Prepaid expenses	51	48
Real estate owned	—	10
Accrued compensation	112	79
Other	3	4
Total deferred tax assets	1,241	1,397

Deferred tax liabilities:
Securities available-for-sale	(637)	(154)
Fixed assets	(191)	(8)
FHLB stock dividends	(48)	(48)
Total deferred tax liabilities	(876)	(210)
Net deferred tax asset	$365	$1,187

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES (Continued)

A net operating loss (“NOL”) of $403 was acquired in the Stephens Federal Bank acquisition in 2014. At June 30, 2020 and 2019, the NOL remaining totaled $288 and $309, respectively, with a deferred tax asset of $74 and $79, respectively. The NOL will expire on June 30, 2034. The realization of the deferred tax asset resulting from the NOL is dependent upon generating sufficient taxable income prior to the NOL’s expiration. In assessing the realizability of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax asset would not be realized. Based on the Company’s current and expected future financial performance as well as strong asset quality, management determined that no valuation allowance was necessary at June 30, 2020.

Retained earnings as of June 30, 2020 and 2019 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

A reconciliation of the amount computed by applying the federal statutory rate to pretax income with income tax expense for the years ended June 30, 2020 and 2019 is as follows:

	June 30, 2020		June 30, 2019
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$1,000	21.00%	$965	21.00%
Increase (decrease) resulting from:
State income tax expense	148	3.10	225	4.90
Life insurance benefits	(97)	(2.04)	(98)	(2.13)
Tax exempt interest income	(82)	(1.72)	(153)	(3.33)
Other—net	(69)	(1.45)	(65)	(1.41)
Total	$900	18.89%	$874	19.03%

The Company has no current uncertain tax positions in place. No amounts were accrued for penalties or interest as of June 30, 2020 and 2019. The Company is subject to U.S. federal income tax as well as income tax of the states of South Carolina and Georgia. The Company is no longer subject to examination by taxing authorities for tax years ending before 2017.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2020 and 2019 was as follows:

	June 30, 2020		June 30, 2019
	Fixed	Variable	Fixed	Variable
Loan commitments	$9,901	$167	$7,131	$583
Unused lines of credit	$9,540	$10,991	$22,810	$13,361

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are primarily for the purpose of financing the purchase, the refinance, or the construction of residential real estate. At June 30, 2020, these commitments have interest rates ranging from 2.10% to 18.00% and maturities ranging from one to 30 years.

Financial instruments with off-balance-sheet risk: The Company has no additional financial instruments with off-balance-sheet risk.

NOTE 11—REGULATORY CAPITAL REQUIREMENTS

Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of June 30, 2020, the Association met all capital adequacy requirements to which it is subject. Savings and loan holding companies became subject to capital requirements on January 1, 2015.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2020 and 2019, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association’s category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Association to maintain minimum amounts and ratios of total, Tier 1 capital and Common Equity Tier 1 capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The net realized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that, as of June 30, 2020 and 2019, the Company and the Association met all capital adequacy requirements to which they are subject.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 11—REGULATORY CAPITAL REQUIREMENTS (Continued)

The Association's actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$82,712	30.13%	$28,821	10.50%	$27,448	10.00%
Common equity tier 1 capital to risk weighted assets	81,366	29.64	19,214	7.00	17,841	6.50
Tier 1 (core) capital to risk weighted assets	81,366	29.64	23,331	8.50	21,959	8.00
Tier 1 (core) capital to average assets	81,366	16.05	20,277	4.00	25,347	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$80,824	29.03%	$29,238	10.500%	$27,846	10.00%
Common equity tier 1 capital to risk weighted assets	79,527	28.56	19,492	7.000	18,100	6.50
Tier 1 (core) capital to tangible assets	79,527	28.56	23,669	8.500	22,276	8.00
Tier 1 (core) capital to average assets	79,527	15.46	20,571	4.000	25,714	5.00

The June 30, 2020 and 2019 Total Risk Weighted Assets Capital Ratios, Common Equity Tier 1 Ratios, and the Tier 1 to Risk Weighted Assets Capital Ratios displayed above under the heading “For Capital Adequacy Purposes” include conservation buffers of 2.50%.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes this test is met.

Dividend Restrictions—The Company's principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. The Association has paid $2,999 in dividends during 2020 and, as of June 30, 2020 could, without prior approval, but with regulatory notice, declare dividends of approximately $2,000 (based on calendar year net income through June 30, 2020).

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no impaired loans with specific allocations at June 30, 2020 or 2019.

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

As of and for the Years Ended June 30, 2020 and 2019

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

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and 2019 are summarized below:

	Fair Value Measurements
	June 30, 2020		June 30, 2019
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$178	$—	$212	$—
Certificates of deposit	2,592	—	2,499	—
Municipal securities	21,643	—	25,225	—
SBA loan pools	—	—	22	—
CMOs	10,106	—	14,970	—
U.S. Government agency mortgage-backed securities	55,173	—	40,542	—
U.S. Government agency bonds	1,034	—	11,959	—
Total securities available-for-sale	90,726	—	95,429	—
Loan servicing rights	—	458	—	868
Total financial assets	$90,726	$458	$95,429	$868

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the years ended June 30, 2020 and 2019:

	Fair Value Measurements
	(Level 3)
	Year Ended
	June 30, 2020	June 30, 2019
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$868	$1,093
Purchases	—	—
Unrealized net losses included in net income	(410)	(225)
Balance at end of period:	$458	$868

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

The table below presents assets measured at fair value on a non-recurring basis by level at June 30, 2020 and 2019:

	Fair Value Measurements
	June 30, 2020	June 30, 2019
	(Level 3)	(Level 3)
Non-financial assets:
Real estate owned, net:
One-to-four family	$—	$226
Nonresidential	159	585
Total non-financial assets	159	811
Total assets measured at fair value on a non-recurring basis	$159	$811

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned and their respective valuation allowances at June 30, 2020 and 2019 were $159 and $811 and $0 and $38, respectively. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the years ended June 30, 2020 and 2019 were $0 and $38, respectively.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at June 30, 2020 and 2019:

	Level 3 Quantitative Information
	June 30, 2020	June 30, 2019	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$458	$868	Discounted cash flows	Discount rate, estimated timing of cash flows	8.63% to 9.75%

Real estate owned net:
One-to-four family	$—	$226	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Nonresidential	$159	$585	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of the Company's on-balance sheet financial instruments at June 30, 2020 and 2019 are summarized below:

	June 30, 2020
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$90,726	$—	$90,726	$—	$90,726
Loans, net (1)	354,321	—	—	364,636	364,636
Loans held for sale(2)	92	—	—	92	92
Loan servicing rights	458	—	—	458	458
Restricted equity securities	1,249	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$421,092	$223,172	$197,020	$—	$420,192
FHLB Advances	5,000	—	5,141	—	5,141

	June 30, 2019
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$95,429	$—	$95,429	$—	$95,429
Loans, net (1)	358,791	—	—	358,473	358,473
Loan servicing rights	868	—	—	868	868
Restricted equity securities	1,854	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$419,106	$196,466	$218,985	$—	$415,451
FHLB Advances	19,000	—	19,000	—	19,000

___________

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2020 and 2019 was measured using an exit price notion.

(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed. These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement. The directors vest ratably over periods established in the agreements. Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 6.69% to 8.50% at both June 30, 2020 and 2019, respectively. The total expense incurred under these plans for the years ended June 30, 2020 and 2019 was $43 and $47, respectively. The recorded liability for these agreements was $494 and $555 at June 30, 2020 and 2019, respectively, and is included in other accrued liabilities in the consolidated balance sheet.

To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service. The Company has exercised this option in 2020 and 2019, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2020 and 2019 was $148 and $147, respectively.

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

Participants receive the shares at the end of employment.  The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2020 or 2019.  ESOP compensation expense recognized for the years ended June 30, 2020 and 2019 was $380 and $421, respectively.

Shares held by the ESOP at June 30, 2020 and 2019 were as follows:

	June 30, 2020	June 30, 2019
Committed to be released to participants	12,903	11,983
Allocated to participants	141,264	127,257
Unearned	38,534	59,245
Total ESOP shares	192,701	198,485

Fair value of unearned shares	$993	$1,360

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 15—STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the year ended June 30, 2020:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding - June 30, 2019	169,519	$14.65
Granted	—	—
Exercised	—	—
Forfeited	(5,200)	29.33
Outstanding - June 30, 2020	164,319	$14.18	$1,904
Fully vested and exercisable at June 30, 2020	148,319	$13.08	$1,883
Expected to vest in future periods	16,000
Fully vested and expected to vest - June 30, 2020	164,319	$14.18	$1,904

___________

(1)

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $25.77 per share on June 30, 2020.

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

The fiscal weighted-average fair value of options granted and assumptions used in the Black-Scholes-Merton option pricing model in the fiscal years granted are listed below. There have been no stock options granted in fiscal 2020 or 2019.

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 6,500 and 13,095 options that were earned during the years ended June 30, 2020 and 2019, respectively. Stock-based compensation expense for stock options for the years ended June 30, 2020 and 2019 was $21 and $36, respectively. Total unrecognized compensation cost related to stock options was $55 at June 30, 2020 and is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2020:

June 30, 2020
Balance - beginning of year	8,800
Granted	—
Forfeited	—
Vested	(3,000)
Balance - end of period	5,800
Weighted average grant date fair value	$19.78

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 15—STOCK BASED COMPENSATION (Continued)

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. There was no restricted stock granted during 2020 or 2019. Total shares of restricted stock granted under the Plan is 119,294 of which 5,800 remain unvested at June 30, 2020. The weighted-average grant date fair value of all shares granted is $19.78 per share. Stock-based compensation expense for restricted stock included in noninterest expense for the years ended June 30, 2020 and 2019 was $59 and $90, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $90 and is expected to be recognized over 1.7 years.

NOTE 16—LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet. The principal balances of those loans were $69,553 and $83,938 at June 30, 2020 and 2019, respectively.

Custodial escrow balances maintained in connection with serviced loans were $702 and $771 at June 30, 2020 and 2019, respectively.

Activity for loan servicing rights for the year ended June 30, 2020 and 2019 is as follows:

	Year Ended
	June 30, 2020	June 30, 2019
Loan servicing rights:
Beginning of period:	$868	$1,093
Additions	—	—
Change in fair value	(410)	(225)
End of period:	$458	$868

Fair value at June 30, 2020 was determined using a discount rate of 8.63%, prepayment speed assumptions ranging from 9.23% to 25.95% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.23%.  Fair value at June 30, 2019 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 5.13% to 13.62% CPR depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.37%.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended June 30, 2020 and 2019 is as follows:

	June 30, 2020	June 30, 2019
Cash paid during the period for:
Interest paid	$3,892	$3,591
Income taxes paid	$140	$543
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$282	$432
Change in unrealized gain/loss on securities available-for-sale	$2,341	$6,657

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

JUNE 30, 2020 AND 2019

	June 30, 2020	June 30, 2019
ASSETS
Cash and cash equivalents	$1,428	$4,909
ESOP loan receivable	523	709
Other	282	194
Investment in banking subsidiary	86,487	82,899
Total assets	$88,720	$88,711

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities	$415	$414
Shareholders' equity	88,305	88,297
Total liabilities and shareholders' equity	$88,720	$88,711

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	June 30, 2020	June 30, 2019
Interest income	$32	$40
Dividend from banking subsidiary	2,999	—
Other expenses	(483)	(447)
Income before equity in undistributed income of subsidiary	2,548	(407)
Equity in undistributed income (losses) of subsidiary	1,221	4,042
Income before income taxes	3,769	3,635
Income tax benefit	(95)	(85)
Net income	$3,864	$3,720

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

(Amounts in thousands, except share and per share data)

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities
Net income	$3,864	$3,720
Adjustments to reconcile net income to net cash provided by provided by operating activities:
Change in other assets	(88)	—
Change in accounts payable and other liabilities	1	(123)
Undistributed (income) losses of subsidiary	(1,221)	(4,042)
Net cash provided by (used in) operations	2,556	(445)
Cash Flows From Investing Activities
Payments received on ESOP loans	129	102
Net cash provided by investing activities	129	102
Cash Flows from Financing Activities
Purchases of treasury shares	(3,937)	(1,587)
Proceeds from sale of common stock	—	180
Dividends paid	(2,229)	(2,214)
Net cash used in financing activities	(6,166)	(3,621)
Change in cash and cash equivalents	(3,481)	(3,964)
Cash and cash equivalents, beginning of year	4,909	8,873
Cash and cash equivalents, end of year	$1,428	$4,909

NOTE 19—SUBSEQUENT EVENTS

On July 23, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock payable to stockholders of record as of August 6, 2020, which was paid on August 20, 2020.

Management has reviewed events occurring through September 22, 2020, the date the financial statements were available to be issued and has identified no subsequent events that have occurred requiring disclosure other than the dividend discussed above.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

As of June 30, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of June 30, 2020 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a non-accelerated filer) to provide only management’s report in this annual report.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal I—Election of Directors—Directors,“ —Executive Officers Who Are Not Directors,” “—Code of Ethics” and “—Meetings and Committees of the Board of Directors” in the Company's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Stock-Based Compensation Plans. The following table sets forth information as of June 30, 2020 about Company common stock that may be issued under the Company’s equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation
Equity compensation plans approved by security holders(1)	164,319	$14.18	35,666
Total	164,319	$14.18	35,666

____________

(1)	These awards were granted pursuant to the Oconee Federal Financial Corp. 2012 Equity Incentive Plan.

(b)	Security Ownership of Certain Beneficial Owners. The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders" in the Proxy Statement.

(c)	Security Ownership of Management. The information required by this item is incorporated herein by reference to the section captioned "Proposal I—Election of Directors" in the Proxy Statement.

(d)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned "Proposal I—Election of Directors—Board Independence” and “—Transactions with Certain Related Persons" of the Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned "Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Proxy Statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

3.1	Charter of Oconee Federal Financial Corp.(1)
3.2(i)	Bylaws of Oconee Federal Financial Corp.(2)
3.2(ii)	Amendment to the Bylaws of Oconee Federal Financial Corp.(3)
4(i)	Form of Common Stock Certificate(1)
4(vi)	Description of Oconee Federal Financial Corp’s common stock(1)
10.1	Form of Employee Stock Ownership Plan(1)
10.2	(Intentionally omitted)
10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore(1)
10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr.(1)
10.6	Amended and Restated Employment Agreement by and between Oconee Federal Savings and Loan Association, Oconee Federal Financial Corp. and Curtis T. Evatt(6)
10.7	Oconee Federal Savings and Loan Association Endorsement Split Dollar Life Insurance Plan for Curtis T. Evatt and Nancy M. Carter (4)
10.8	Oconee Federal Financial Corp. 2012 Equity Incentive Plan(5)
21	Subsidiaries of Registrant(1)
23	Consent of Elliott Davis LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2020 and 2019 (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2020 and 2019, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019, and (v) the Notes to the Consolidated Financial Statements.

____________

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-169419), as initially filed September 16, 2010, and as subsequently amended.
(2)	Incorporated by reference to the current report on Form 8-K (File No. 001-35033), filed on April 26, 2013.
(3)	Incorporated by reference to the current report on Form 8-K (file No. 001-35033), filed on October 1, 2018.
(4)	Incorporated by reference to the current report on Form 8-K (File No. 001-35033), filed on June 28, 2013.
(5)	Incorporated by reference to the proxy statement for the special meeting of stockholders (File No. 001-35033), filed February 23, 2012.
(6)	Incorporated by reference to the quarterly report on Form 10-Q (File No. 001-35033), filed on February 10, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCONEE FEDERAL FINANCIAL CORP.

Date: September 22, 2020	By:	/s/ Robert N. McLellan, Jr.
Robert N. McLellan, Jr. Chairman of the Board (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT N. MCLELLAN, JR.	Chairman of the Board	September 22, 2020
Robert N. McLellan, Jr.

/s/ CURTIS T. EVATT	President, Chief Executive Officer, Director	September 22, 2020
Curtis T. Evatt	(Principal Executive Officer)

/s/ JOHN W. HOBBS	Chief Financial Officer	September 22, 2020
John W. Hobbs	(Principal Financial Officer)

/s/ HARRY B. MAYS, JR.	Director	September 22, 2020
Harry B. Mays, Jr.

/s/ W. MAURICE POORE	Director	September 22, 2020
W. Maurice Poore

/s/ CECIL T. SANDIFER, JR.	Director	September 22, 2020
Cecil T. Sandifer, Jr.

