Form 10-Q
period 2020-09-30
Oconee Federal Financial Corp.
filed 2020-11-13
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2020

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

As of November 5, 2020, the registrant had 5,604,430 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2020 (unaudited)	June 30, 2020
ASSETS
Cash and due from banks	$3,715	$4,673
Interest-earning deposits	28,482	29,843
Fed funds sold	48	66
Total cash and cash equivalents	32,245	34,582
Securities available-for-sale	92,980	90,726
Loans	359,006	355,667
Allowance for loan losses	(1,344)	(1,346)
Net loans	357,662	354,321
Loans held for sale, at fair value	905	92
Premises and equipment, net	9,339	9,367
Real estate owned, net	211	159
Accrued interest receivable
Loans	1,140	1,074
Investments	332	364
Restricted equity securities, at cost	1,249	1,249
Bank owned life insurance	19,594	19,482
Goodwill	2,593	2,593
Core deposit intangible	189	211
Loan servicing rights	415	458
Deferred tax assets	368	365
Other assets	534	539
Total assets	$519,756	$515,582

LIABILITIES
Deposits
Noninterest - bearing	$42,682	$43,995
Interest - bearing	382,156	377,097
Total deposits	424,838	421,092
Federal Home Loan Bank advances	5,000	5,000
Accrued interest payable and other liabilities	990	1,185
Total liabilities	430,828	427,277

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,530,324 and 6,530,074 shares outstanding, respectively	65	65
Treasury stock, at par, 925,894 and 924,618 shares, respectively	(9)	(9)
Additional paid-in capital	7,371	7,342
Retained earnings	79,783	79,071
Accumulated other comprehensive income	2,075	2,243
Unearned ESOP shares	(357)	(407)
Total shareholders’ equity	88,928	88,305
Total liabilities and shareholders’ equity	$519,756	$515,582

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest and dividend income:
Loans, including fees	$4,027	$4,118
Securities, taxable	291	408
Securities, tax-exempt	91	104
Other interest-earning assets	27	188
Total interest income	4,436	4,818
Interest expense:
Deposits	550	1,060
Other borrowings	19	127
Total interest expense	569	1,187
Net interest income	3,867	3,631
Provision for loan losses	—	—
Net interest income after provision for loan losses	3,867	3,631
Noninterest income:
Service charges on deposit accounts	82	121
Income on bank owned life insurance	112	113
Mortgage servicing income	40	49
Gain on sale of mortgage loans	35	32
ATM & debit card income	98	89
Change in fair value of equity securities, net	(23)	80
Gain on sale of securities, net	62	12
Gain on payoff of purchase credit impaired loans	195	—
Other	2	3
Total noninterest income	603	499
Noninterest expense:
Salaries and employee benefits	1,605	1,590
Occupancy and equipment	459	468
Data processing	247	222
ATM & debit card expense	69	59
Professional and supervisory fees	121	147
Office expense	42	44
Advertising	51	56
FDIC deposit insurance	31	1
Foreclosed assets, net	7	45
Change in loan servicing asset	43	53
Other	172	216
Total noninterest expense	2,847	2,901
Income before income taxes	1,623	1,229
Income tax expense	350	295
Net income	$1,273	$934
Other comprehensive income
Unrealized (losses)/gains on securities available-for-sale	$(151)	$482
Tax effect	32	(101)
Reclassification adjustment for gains realized in net income	(62)	(12)
Tax effect	13	3
Total other comprehensive (loss)/income	(168)	372
Comprehensive income	$1,105	$1,306

Basic net income per share: (Note 3)	$0.22	$0.16
Diluted net income per share: (Note 3)	$0.22	$0.16
Dividends declared per share:	$0.10	$0.10

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands, except share and per share data)

For the three months ended September 30, 2020 and September 30, 2019

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at June 30, 2019	$65	$(8)	$10,986	$77,464	$394	$(604)	$88,297
Net income	—	—	—	934	—	—	934
Other comprehensive income	—	—	—	—	372	—	372
Purchase of 34,380 shares of treasury stock (1)	—	—	(796)	—	—	—	(796)
Stock-based compensation expense	—	—	19	—	—	—	19
Dividends	—	—	—	(575)	—	—	(575)
ESOP shares earned	—	—	45	—	—	49	94
Balance at September 30, 2019	$65	$(8)	$10,254	$77,823	$766	$(555)	$88,345

Balance at June 30, 2020	$65	$(9)	$7,342	$79,071	$2,243	$(407)	$88,305
Net income	—	—	—	1,273	—	—	1,273
Other comprehensive loss	—	—	—	—	(168)	—	(168)
Purchase of 1,276 shares of treasury stock (2)	—	—	(31)	—	—	—	(31)
Stock-based compensation expense	—	—	21	—	—	—	21
Common Stock Issued	—	—	5	—	—	—	5
Dividends	—	—	—	(561)	—	—	(561)
ESOP shares earned	—	—	34	—	—	50	84
Balance at September 30, 2020	$65	$(9)	$7,371	$79,783	$2,075	$(357)	$88,928

(1)	The weighted average cost of treasury shares purchased during the three months ended was $23.16 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	The weighted average cost of treasury shares purchased during the three months ended was $24.58 per share. Treasury stock repurchases were accounted for using the par value method.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities
Net income	$1,273	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for real estate owned	—	28
Depreciation and amortization, net	423	300
Net accretion of purchase accounting adjustments	(84)	(8)
Deferred income tax expense	88	49
Change in loan servicing asset	43	53
Net gain on sales of securities	(62)	(12)
Mortgage loans originated for sale	(3,103)	(3,029)
Mortgage loans sold	2,325	3,061
Gain on sales of mortgage loans	(35)	(32)
Change in fair value of equity securities	(23)	(80)
Increase in cash surrender value of bank owned life insurance	(112)	(114)
Gain on payoff of purchased credit impaired loans	(195)	—
ESOP compensation expense	84	94
Stock based compensation expense	21	19
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	(29)	153
Accrued interest payable and other liabilities	(195)	403
Net cash provided by operating activities	419	1,819
Cash Flows From Investing Activities
Purchases of premises and equipment	(141)	(805)
Purchases of securities available-for-sale	(10,059)	(5,581)
Proceeds from maturities, paydowns and calls of securities available-for-sale	5,527	5,556
Proceeds from sales of securities available-for-sale	1,872	5,268
Redemption of restricted equity securities	—	213
Proceeds from sale of real estate owned	—	77
Loan originations and repayments, net	(3,114)	(787)
Net cash (used)/provided in investing activities	(5,915)	3,941
Cash Flows from Financing Activities
Net change in deposits	3,746	(1,448)
Repayment of notes payable to FHLB	—	(5,000)
Dividends paid	(561)	(575)
Purchase of treasury stock	(31)	(796)
Proceeds from sale of common stock, net of issuance costs	5	—
Net cash provided/(used) by financing activities	3,159	(7,819)
Change in cash and cash equivalents	(2,337)	(2,059)
Cash and cash equivalents, beginning of period	34,582	36,690
Cash and cash equivalents, end of period	$32,245	$34,631

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES

Basis of Presentation:

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (74.31%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2020 and June 30, 2020 and the results of operations and cash flows for the interim periods ended September 30, 2020 and 2019. All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2021 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

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

Risks and Uncertainties:

On March 10, 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic, which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses continue to disrupt global supply chains and adversely impact many industries. The outbreak may continue to have a material adverse impact on economic and market conditions and could trigger a period of global economic slowdown. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

ASU 2019-12, “Income Taxes (Topic 740)”. Issued in December 2019, ASU 2019-12 provides guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information difficult for investors to understand. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For the Company, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”. Issued in April 2019, ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses will be effective for the Company for reporting periods beginning after December 15, 2019. The amendments related to hedging will be effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments related to recognition and measurement of financial instruments will be effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this standard on July 1, 2020. This pronouncement did not have a material effect on the financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. Issued in August 2018, ASU 2018-13 provides guidance about fair value measurement disclosures. The amendment requires numerous removals, modifications and additions of fair value disclosure information. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this standard on July 1, 2020. This pronouncement did not have a material effect on the financial statements.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. Issued in January 2017, ASU 2017-04 amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this standard on July 1, 2020. This pronouncement did not have a material effect on the financial statements.

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

	Three Months Ended
	September 30, 2020	September 30, 2019
Earnings per share
Net income	$1,273	$934
Less: distributed earnings allocated to participating securities	(1)	(1)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	—	—
Net earnings available to common shareholders	$1,272	$933

Weighted average common shares outstanding including participating securities	5,758,040	5,739,658
Less: participating securities	(5,800)	(8,800)
Less: average unearned ESOP shares	(35,124)	(56,249)
Weighted average common shares outstanding	5,717,116	5,674,609

Basic earnings per share	$0.22	$0.16

Weighted average common shares outstanding	5,717,116	5,674,609
Add: dilutive effects of assumed exercises of stock options	73,103	64,803
Average shares and dilutive potential common shares	5,790,219	5,739,412

Diluted earnings per share	$0.22	$0.16

For the three months ended September 30, 2020, 11,200 shares were considered anti-dilutive as the exercise price was in excess of the average market price, and for the three months ended September 30, 2019, 16,400 shares were considered anti-dilutive as the exercise price was in excess of the average market price.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at September 30, 2020 and June 30, 2020 are as follows:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$135	$155
Certificates of deposit	2,493	89	—	—	2,582
Municipal securities	19,832	855	—	—	20,687
CMOs	9,893	361	(5)	—	10,249
U.S. Government agency mortgage-backed securities	54,995	1,417	(109)	—	56,303
U.S. Government agency bonds	2,985	21	(2)	—	3,004
Total available-for-sale	$90,218	$2,743	$(116)	$135	$92,980

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$158	$178
Certificates of deposit	2,493	99	—	—	2,592
Municipal securities	20,821	822	—	—	21,643
CMOs	9,723	383	—	—	10,106
U.S. Government agency mortgage-backed securities	53,660	1,538	(25)	—	55,173
U.S. Government agency bonds	1,011	23	—	—	1,034
Total available-for-sale	$87,728	$2,865	$(25)	$158	$90,726

Securities pledged at September 30, 2020 and June 30, 2020 had fair values of $14,384 and $12,524, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At September 30, 2020 and June 30, 2020, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at September 30, 2020 and June 30, 2020. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
September 30, 2020
Available-for-sale:
CMOs	$1,002	$(5)	1	$—	$—	—	$1,002	$(5)	1
U.S. Government agency mortgage-backed securities	11,042	(109)	8	—	—	—	11,042	(109)	8
U.S. Government agency bonds	1,975	(2)	1	—	—	—	1,975	(2)	1
	$14,019	$(116)	10	$—	$—	—	$14,019	$(116)	10

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2020
Available-for-sale:
U.S. Government agency mortgage-backed securities	$6,342	$(25)	4	$—	$—	—	6,342	(25)	4
	$6,342	$(25)	4	$—	$—	—	$6,342	$(25)	4

(1)	Actual amounts.

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

None of the unrealized losses at September 30, 2020 were recognized into net income for the three months ended September 30, 2020 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2020 were recognized as having OTTI during the year ended June 30, 2020.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2020 and June 30, 2020 by contractual maturity.

	September 30, 2020		June 30, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$249	$252	$499	$503
Due from one to five years	7,743	7,997	7,759	8,044
Due after five years to ten years	12,464	12,934	10,707	11,152
Due after ten years	4,854	5,090	5,360	5,570
Mortgage-backed securities, CMOs and FHLMC stock (1)	64,908	66,707	63,403	65,457
Total available for sale	$90,218	$92,980	$87,728	$90,726

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three months ended September 30, 2020 and 2019:

	Three Months Ended
Available-for-sale:	September 30, 2020	September 30, 2019
Proceeds	$1,872	$5,268
Gross gains	62	15
Gross losses	—	(3)

The tax provision related to the net realized gain for the three months ended September 30, 2020 and September 30, 2019 was $13 and $3, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS

The components of loans at September 30, 2020 and June 30, 2020 were as follows:

	September 30, 2020	June 30, 2020
Real estate loans:
One-to-four family	$288,084	$283,931
Multi-family	697	704
Home equity	6,381	5,763
Nonresidential	19,682	20,083
Agricultural	1,170	1,187
Construction and land	27,895	29,096
Total real estate loans	343,909	340,764
Commercial and industrial (1)	8,834	8,135
Consumer and other loans	6,263	6,768
Total loans	$359,006	$355,667

(1)	Includes $4,108 and $4,094 of 100% SBA-guaranteed Paycheck Protection Program (“PPP”) loans as of September 30, 2020 and June 30, 2020, respectively.

The following tables present the activity in the allowance for loan losses for the three months ended September 30, 2020 by portfolio segment:

Three months ended September 30, 2020	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$1,032	$(41)	$(2)	$—	$989
Multi-family	4	—	—	—	4
Home equity	34	6	—	—	40
Nonresidential	75	33	—	—	108
Agricultural	4	—	—	—	4
Construction and land	105	(9)	—	—	96
Total real estate loans	1,254	(11)	(2)	—	1,241
Commercial and industrial	65	9	—	—	74
Consumer and other loans	27	2	—	—	29
Total loans	$1,346	$—	$(2)	$—	$1,344

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2020:

	Ending Allowance on Loans:		Loans:
At September 30, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$989	$1,812	$286,272
Multi-family	—	4	—	697
Home equity	—	40	—	6,381
Nonresidential	—	108	552	19,130
Agricultural	—	4	—	1,170
Construction and land	—	96	—	27,895
Total real estate loans	—	1,241	2,364	341,545
Commercial and industrial (1)	—	74	—	8,834
Consumer and other loans	—	29	—	6,263
Total loans	$—	$1,344	$2,364	$356,642

(1)	Includes $4,108 of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee.

The following tables present the activity in the allowance for loan losses for the three months ended September 30, 2019 by portfolio segment:

Three months ended September 30, 2019	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$995	$(2)	$—	$—	$993
Multi-family	4	—	—	—	4
Home equity	24	5	—	—	29
Nonresidential	87	(2)	—	—	85
Agricultural	3	1	—	—	4
Construction and land	94	(7)	—	—	87
Total real estate loans	1,207	(5)	—	—	1,202
Commercial and industrial	67	3	—	—	70
Consumer and other loans	23	2	—	—	25
Total loans	$1,297	$—	$—	$—	$1,297

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2020:

	Ending Allowance on Loans:		Loans:
At June 30, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$1,032	$1,832	$282,099
Multi-family	—	4	—	704
Home equity	—	34	—	5,763
Nonresidential	—	75	562	19,521
Agricultural	—	4	—	1,187
Construction and land	—	105	—	29,096
Total real estate loans	—	1,254	2,394	338,370
Commercial and industrial (1)	—	65	—	8,135
Consumer and other loans	—	27	—	6,768
Total loans	$—	$1,346	$2,394	$353,273

(1)	Includes $4,094 of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2020 and June 30, 2020, including the average recorded investment balance and interest earned for the three months ended September 30, 2020 and the year ended June 30, 2020:

September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$1,839	$1,812	$—	$1,822	$9
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	585	552	—	557	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	2,424	2,364	—	2,379	9
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$2,424	$2,364	$—	$2,379	$9

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$2,424	$2,364	$—	$2,379	$9
Consumer and other loans	—	—	—	—	—
Total	$2,424	$2,364	$—	$2,379	$9

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

Total past due loans and nonaccrual loans at September 30, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$2,796	$1,166	$336	$4,298	$283,786	$288,084	$1,802	$—
Multi-family	—	—	—	—	697	697	—	—
Home equity	15	—	—	15	6,366	6,381	—	—
Nonresidential	—	—	—	—	19,682	19,682	552	—
Agricultural	—	—	—	—	1,170	1,170	—	—
Construction and land	—	9	—	9	27,886	27,895	—	—
Total real estate loans	2,811	1,175	336	4,322	339,587	343,909	2,354	—
Commercial and industrial	—	—	—	—	8,834	8,834	—	—
Consumer and other loans	—	—	—	—	6,263	6,263	—	—
Total	$2,811	$1,175	$336	$4,322	$354,684	$359,006	$2,354	$—

COVID-19 Loan Modifications:

In light of recent disruptions in economic conditions caused by COVID-19, the financial regulators have issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance provides that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Included in the table above are $14,665 in loans that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. There are $10,827 in one-to-four family loans, $3,421 in non-residential loans and $417 in multi-family loans. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under ASC 340-10 troubled debt restructuring classifications for a limited period of time to account for the effects of COVID-19. The Federal Reserve and the other banking agencies and regulators have also issued a joint statement encouraging banks to work prudently with borrowers and to describe the agencies’ interpretations of how accounting rules under ASC 310-40 apply to certain COVID-19 related modifications. We have not considered any of the COVID-19 related modifications performed to date to be troubled debt restructurings. As of September 30, 2020, $14,369 were current and $296 were 30 days or more past due. As of September 30, 2020, $5,800 of the original $14,665 in original COVID-19 relief modified loans are no longer in deferral.

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

Included in the table above are $15,024 in loans that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. There are $10,993 in one-to-four family loans, $3,615 in non-residential loans and $416 in multi-family loans. As of June 30, 2020, $14,781 were current and $243 were 30 days or more past due.

Troubled Debt Restructurings:

At September 30, 2020 and June 30, 2020, total loans that have been modified as troubled debt restructurings were $1,781 and $1,985, respectively, which consisted of two non-residential real estate loans and three one-to-four family first lien loans at September 30, 2020, and two non-residential real estate loans and four one-to-four family first lien loans at June 30, 2020. There was no specific allowance for loss established for these loans at September 30, 2020 or June 30, 2020. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. No loans have been modified as troubled debt restructurings during the three months ended September 30, 2020. No loans modified as troubled debt restructurings during the twelve months ended September 30, 2020 have defaulted since restructuring. All of these loans are on nonaccrual at September 30, 2020 and June 30, 2020. At September 30, 2020 and June 30, 2020, $1,745 and $1,774, respectively, were individually evaluated for impairment.

Allowance for Loan Loss:

There have been no changes to our allowance for loan loss methodology during the quarter ended September 30, 2020. We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available and have made adjustments to certain qualitative factors in our model in response to the additional risks that we believe have become present. After such adjustments to the calculation, we have determined that the recorded allowance is believed to be adequate at this time and as a result no additional provision for loan losses has been recorded during the quarter ended September 30, 2020.  However, the rapid development and fluidity of this pandemic precludes any prediction as to the ultimate material adverse impact of the COVID-19 outbreak. We will continue to review and make adjustments as may be necessary as we move through the pandemic related quarantine and the country continues to fully reopen. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2020 and September 30, 2019.

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

Within this category for the quarter ended September 30, 2020 and the year ended June 30, 2020 are PPP loans that were authorized under the CARES Act. PPP loans are originated by the Association, are 100% guaranteed by the Small Business Administration (“SBA”) and qualify to be forgiven based on certain criteria as determined by the SBA. The Association received a fee, with the percentage depending on the size of the loan, for originating these loans and earn 1% on the outstanding balance for the term of the loans, the maximum of which is five years unless forgiven sooner by the SBA. As of September 30, 2020 no PPP loans have been forgiven.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Total loans by risk grade and portfolio segment at September 30, 2020:

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$277,878	$3,756	$3,147	$3,303	$—	$288,084
Multi-family	697	—	—	—	—	697
Home equity	5,936	383	53	9	—	6,381
Nonresidential	19,016	—	—	666	—	19,682
Agricultural	1,170	—	—	—	—	1,170
Construction and land	27,445	408	—	42	—	27,895
Total real estate loans	332,142	4,547	3,200	4,020	—	343,909
Commercial and industrial	8,834	—	—	—	—	8,834
Consumer and other loans	6,263	—	—	—	—	6,263
Total	$347,239	$4,547	$3,200	$4,020	$—	$359,006

Total loans by risk grade and portfolio segment at June 30, 2020:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$273,228	$3,848	$2,930	$3,925	$—	$283,931
Multi-family	704	—	—	—	—	704
Home equity	5,268	392	54	49	—	5,763
Nonresidential	19,077	172	—	834	—	20,083
Agricultural	1,187	—	—	—	—	1,187
Construction and land	28,611	416	—	69	—	29,096
Total real estate loans	328,075	4,828	2,984	4,877	—	340,764
Commercial and industrial	8,135	—	—	—	—	8,135
Consumer and other loans	6,768	—	—	—	—	6,768
Total	$342,978	$4,828	$2,984	$4,877	$—	$355,667

At September 30, 2020, there were no loans in formal foreclosure proceedings.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(6)	BORROWINGS

At September 30, 2020 and June 30, 2020, advances from the Federal Home Loan Bank were as follows:

	September 30, 2020
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59%
Total	$5,000

	June 30, 2020
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59%
Total	$5,000

Payments over the next five years are as follows:

2023	$2,500
2025	$2,500

The average interest rate of all outstanding FHLB advances was 1.50% on September 30, 2020 and June 30, 2020, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by $9,873 and $10,786 of investment securities at September 30, 2020 and June 30, 2020, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $129,359 at September 30, 2020.

There were no overnight borrowings at September 30, 2020 or June 30, 2020.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and June 30, 2020 are summarized below:

	Fair Value Measurements
	September 30, 2020		June 30, 2020
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$155	$—	$178	$—
Certificates of deposit	2,582	—	2,592	—
Municipal securities	20,687	—	21,643	—
CMOs	10,249	—	10,106	—
U.S. Government agency mortgage-backed securities	56,303	—	55,173	—
U.S. Government agency bonds	3,004	—	1,034	—
Total securities available-for-sale	92,980	—	90,726	—
Loan servicing rights	—	415	—	458
Total financial assets	$92,980	$415	$90,726	$458

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at September 30, 2020 and June 30, 2020:

	Fair Value Measurements
	September 30, 2020	June 30, 2020
	(Level 3)	(Level 3)
Non-financial assets:
Real estate owned, net:
One-to-four family	$52	$—
Nonresidential	159	159
Total non-financial assets	211	159
Total assets measured at fair value on a non-recurring basis	$211	$159

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at September 30, 2020 and June 30, 2020 was $211 and $159, respectively. There were no valuation allowances associated with these properties at September 30, 2020 or June 30, 2020.

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended September 30, 2020 and 2019:

	Fair Value Measurements
	(Level 3)
	Three Months Ended
	September 30, 2020	September 30, 2019
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$458	$868
Purchases	—	—
Unrealized net losses included in net income	(43)	(53)
Balance at end of period:	$415	$815

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2020 and June 30, 2020.

	Level 3 Quantitative Information
	September 30, 2020	June 30, 2020	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Loan servicing rights	$415	$458	Discounted cash flows	Discount rate, estimated timing of cash flows	8.63% to 8.38%

Real estate owned net:
One-to-four family	$52	$—	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Nonresidential	$159	$159	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2020 and June 30, 2020 are summarized below:

	September 30, 2020
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$92,980	$—	$92,980	$—	$92,980
Loans, net (1)	357,662	—	—	365,144	365,144
Loans held for sale(2)	905	—	—	905	905
Loan servicing rights	415	—	—	415	415
Restricted equity securities	1,249	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$424,838	$230,007	$193,858	$—	$423,865
FHLB Advances	5,000	—	5,146	—	5,146

	June 30, 2020
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$90,726	$—	$90,726	$—	$90,726
Loans, net (1)	354,321	—	—	364,636	364,636
Loans held for sale(2)	92	—	—	92	92
Loan servicing rights	458	—	—	458	458
Restricted equity securities	1,249	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$421,092	$223,172	$197,020	$—	$420,192
FHLB Advances	5,000	—	5,141	—	5,141

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2020 and June 30, 2020 was measured using an exit price notion.

(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

(8)	EMPLOYEE STOCK OWNERSHIP PLAN

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2019. Total ESOP compensation expense for the three months ended September 30, 2020 was $84, and for the three months ended September 30, 2019 was $94.

Shares held by the ESOP at September 30, 2020 and June 30, 2020 were as follows:

	September 30, 2020	June 30, 2020
Committed to be released to participants	19,344	12,903
Allocated to participants	141,264	141,264
Unearned	31,714	38,534
Total ESOP shares	192,322	192,701

Fair value of unearned shares	$681	$993

(9)	STOCK BASED COMPENSATION

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

On September 22, 2020, the compensation committee of the board of directors approved the issuance of 250 shares of restricted stock to a non-executive officer with immediate vesting. There are no performance-based conditions or any other material conditions applicable to the award issued. There were no stock options or restricted stock issued in fiscal 2020.

The following table summarizes stock option activity for the three months ended September 30, 2020:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2020	164,319	$14.18
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - September 30, 2020	164,319	$14.18	$1,197
Fully vested and exercisable at September 30, 2020	148,319	$13.08	$1,245
Expected to vest in future periods	16,000
Fully vested and expected to vest - September 30, 2020	164,319	$14.18	$1,197

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $21.47 per share on September 30, 2020.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 1,638 and 1,235 options that were earned during the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense for stock options for the three months ended September 30, 2020 was $6, and for the three months ended September 30, 2019 was $4. Total unrecognized compensation cost related to stock options was $50 at September 30, 2020 and is expected to be recognized over a weighted-average period of 2.8 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2020:

September 30, 2020
Balance - beginning of year	5,800
Granted	250
Forfeited	—
Vested	(250)
Balance - end of period	5,800
Weighted average grant date fair value	$19.78

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense was $15 for the three months ended September 30, 2020 and 2019, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $75 at September 30, 2020 and is expected to be recognized over a weighted-average period of 1.5 years.

(10)	LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.

The principal balances of those loans at September 30, 2020 and June 30, 2020 are as follows:

	September 30, 2020	June 30, 2020
Mortgage loan portfolio serviced for:
FHLMC	$65,481	$69,553

Custodial escrow balances maintained in connection with serviced loans were $845 and $702 at September 30, 2020 and June 30, 2020.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Activity for loan servicing rights for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019
Loan servicing rights:
Beginning of period:	$458	$868
Additions	—	—
Change in fair value	(43)	(53)
End of period:	$415	$815

Fair value at September 30, 2020 was determined using a discount rate of 8.38%, prepayment speed assumptions ranging from 10.32% to 26.58% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.21%. Fair value at September 30, 2019 was determined using a discount rate of 9.13%, prepayment speed assumptions ranging from 5.9% to 14.6% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.31%.

(11)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended September 30, 2020 and 2019 is as follows:

	September 30, 2020	September 30, 2019
Cash paid during the period for:
Interest paid	$567	$1,185
Income taxes paid	$267	$45
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$52	$—
Change in unrealized gain/loss on securities available-for-sale	$(213)	$1,132

(12)	SUBSEQUENT EVENTS

Dividend Declared

On October 22, 2020, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of November 5, 2020, and will be paid on or about November 19, 2020.

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

Novel Coronavirus Pandemic (COVID-19)

On March 10, 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic, which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses continue to disrupt global supply chains and adversely impact many industries. The outbreak may continue to have a material adverse impact on economic and market conditions and could trigger a period of global economic slowdown. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have certain employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the COVID-19 outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results. As the result we could be subject to any of the following additional risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;

●	if the economy is unable to substantially and successfully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,

●	limitations may be placed on our ability to foreclose on properties during the pandemic;

●	litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guarantees;

●	the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, that would adversely impact our results of operations and the ability of the Association to pay dividends to us;

●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

●	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2020, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2020 and June 30, 2020

Our total assets increased by $4.2 million, or 0.8%, to $519.8 million at September 30, 2020 from $515.6 million at June 30, 2020. Total cash and cash equivalents decreased $2.3 million, or 6.8%, to $32.2 million at September 30, 2020 from $34.6 million at June 30, 2020. The decrease in cash and cash equivalents was due to normal periodic fluctuations during the three month period. Our available-for-sale securities portfolio increased by $2.3 million from $90.7 million at June 30, 2020 to $93.0 million at September 30, 2020. The Association began actively replenishing security repayments and maturities with purchases due to increased liquidity. Gross loans increased $3.3 million, or 0.9%, to $359.0 million at September 30, 2020 from $355.7 million at June 30, 2020. This increase was due to normal growth during the three months ended September 30, 2020.

Deposits increased $3.7 million, or 0.9%, to $424.8 million at September 30, 2020 from $421.1 million at June 30, 2020. The increase in our deposits reflected an increase of $5.3 million in NOW accounts, $1.1 million in money market accounts and $1.7 million in savings deposits, offset by a decrease of $3.1 million in certificates of deposit and $1.3 million in non-interest bearing deposits.

Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2020.

Federal Home Loan Bank advances remained stable at $5.0 million. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of September 30, 2020, or approximately $129.4 million. We had no federal funds purchased as of September 30, 2020 or as of June 30, 2020.

Total shareholders’ equity increased $623 thousand, or 0.7%, to $88.9 million at September 30, 2020 compared to $88.3 million at June 30, 2020. This was primarily due to our net income during the period of $1.3 million and the increase of $84 thousand in ESOP shares earned partially offset by our payment of dividends of $561 thousand, an increase in after-tax unrealized losses in our investment portfolio of $168 thousand and $31 thousand used for the repurchase of treasury stock. The Company and the Association exceeded all regulatory capital requirements at September 30, 2020 and June 30, 2020.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2020	June 30, 2020
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,802	$1,969
Multi-family	—	—
Home equity	—	40
Nonresidential	552	732
Agricultural	—	—
Construction and land	—	—
Total real estate loans	2,354	2,741
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans (1)	$2,354	$2,741
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$—	$—
Total of nonaccrual and 90 days or more past due loans (2)	$2,354	$2,741
Real estate owned, net:
One-to-four family	$52	$—
Nonresidential	159	159
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$2,565	$2,900

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$2,565	$2,900

Total nonperforming loans to total loans	0.66%	0.77%
Total nonperforming assets to total assets	0.49%	0.56%
Total nonperforming assets to loans and real estate owned	0.71%	0.82%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $1.8 million and $2.0 million, at September 30, 2020 and June 30, 2020, respectively.

(2)	There were no loans past due 90 days or more and still accruing at September 30, 2020 and June 30, 2020.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $33 thousand and $73 thousand for the three months ended September 30, 2020 and 2019, respectively. There was no interest recognized on these loans for the three months ended September 30, 2020 and September 30, 2019.

Interest income that would have been recorded had our troubled debt restructured loans been current in accordance with their original terms was $19 thousand and $33 thousand for the three months ended September 30, 2020 and 2019, respectively. There was no interest recognized on troubled debt restructured loans for the three months ended September 30, 2020 and September 30, 2019.

Nonperforming assets decreased $335 thousand from $2.9 million as of June 30, 2020 to $2.6 million as of September 30, 2020. Nonaccrual loans decreased $387 thousand to $2.4 million as of September 30, 2020 and real estate owned increased $52 thousand to $211 thousand as of September 30, 2020. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.49% and 0.71%, respectively, at September 30, 2020 compared to 0.56% and 0.82%, respectively at June 30, 2020.

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

	For the Three Months Ended
	September 30, 2020				September 30, 2019
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$357,195		$4,027	4.47%	$362,064		$4,118	4.51%
Investment securities	71,633		291	1.62	74,153		408	2.20
Investment securities, tax-free	16,178		91	2.25	19,025		104	2.19
Other interest-earning assets	32,127		27	0.33	30,056		188	2.48
Total interest-earning assets	477,133		4,436	3.69	485,298		4,818	3.94
Noninterest-earning assets	41,392				39,354
Total assets	$518,525				$524,652

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$68,050		$33	0.19%	$55,188		$44	0.32%
Money market deposits	80,623		46	0.23	75,306		181	0.95
Regular savings and other deposits	35,119		14	0.16	28,307		21	0.29
Certificates of deposit	196,445		457	0.92	222,190		814	1.45
Total interest-bearing deposits	380,237		550	0.57	380,991		1,060	1.10
Other Borrowings	5,000		19	1.51	18,000		127	2.80
Total interest-bearing liabilities	385,237		569	0.59	398,991		1,187	1.18
Noninterest bearing deposits	42,686				35,368
Other noninterest-bearing liabilities	1,461				2,039
Total liabilities	429,384				436,398
Equity	89,141				88,254
Total liabilities and equity	$518,525				$524,652

Net interest income			$3,867				$3,631
Interest rate spread				3.10%				2.76%
Net interest margin				3.22%				2.97%
Average interest-earning assets to average interest-bearing liabilities	1.24	x			1.27	x

Comparison of Operating Results for the Three Months Ended September 30, 2020 and September 30, 2019

General. We reported net income of $1.3 million for the three months ended September 30, 2020 as compared to net income of $934 thousand for the three months ended September 30, 2019. Interest income decreased $382 thousand for the three months ended September 30, 2020 compared to September 30, 2019 and interest expense decreased $618 thousand resulting in a net increase to net interest income of $236 thousand. Noninterest income increased $104 thousand for the three months ended September 30, 2020 compared to September 30, 2019. Total noninterest expense decreased $54 thousand. Tax expense increased $55 thousand.

Interest Income. Interest income decreased by $382 thousand to $4.4 million from $4.8 million for the three months ended September 30, 2020 and September 30, 2019, respectively. The yield on interest-earning assets decreased 25 basis points from 3.94% for the three months ended September 30, 2019 to 3.69% for the three months ended September 30, 2020. Total average interest-earning assets decreased by $8.2 million to $477.1 million for the three months ended September 30, 2020 from $485.3 million for the three months ended September 30, 2019.

Interest income on loans decreased by $91 thousand to $4.0 million from $4.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively. The yield on loans decreased four basis points from 4.51% for the three months ended September 30, 2019 to 4.47% for the three months ended September 30, 2020. The average balance of loans decreased by $4.9 million, or 1.34%, to $357.2 million for the three months ended September 30, 2020 from $362.1 million for the three months ended September 30, 2019. The decrease in the average balance of our loans is reflective of reduced originations and normal loan repayments.

Interest income on investment securities decreased by $130 thousand, or 25.4%, to $382 thousand for the three months ended September 30, 2020 from $512 thousand for the three months ended September 30, 2019. The decrease reflected the combination of a decrease in the average balance of securities of $5.4 million, or 5.8%, to $87.8 million for the three months ended September 30, 2020 from $93.2 million for the three months ended September 30, 2019 and a decrease in the yield on securities to 1.74% from 2.20% for the respective periods. The decrease in the average balances of our investment securities reflected our continued efforts during fiscal 2020 to reduce investment purchases, which allowed us to use those funds as well as investment repayments and maturities to fund loan originations and repay FHLB advances.

Income on other interest earning assets decreased by $161 thousand, or 85.6%, to $27 thousand for the three months ended September 30, 2020 from $188 thousand for the three months ended September 30, 2019. The average balance of other interest-earning assets increased $2.1 million from the three months ended September 30, 2019 to the three months ended September 30, 2020 and the yield decreased 215 basis points over the same period. The increase in the average balance was due to normal periodic fluctuations. The decrease in yield was primarily the result of an overall decline in money market account rates, the balance of which comprised 96.1% of this category during the three months ended September 30, 2020.

Interest Expense. Interest expense decreased by $618 thousand, or 52.1%, to $569 thousand for the three months ended September 30, 2020 from $1.2 million for the three months ended September 30, 2019. This decrease was attributable to a general decrease in retail and wholesale borrowing rates due to overall market decreases. The decrease reflected a decrease of 53 basis points in the average rate paid on interest-bearing deposits for the three months ended September 30, 2020 to 0.57% from 1.10% for the three months ended September 30, 2019. The decrease in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible in the current declining rate market. Average interest-bearing deposits were $380.2 million for the three months ended September 30, 2020 compared to $381.0 million for the three months ended September 30, 2019.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased $357 thousand, or 43.9%, to $457 thousand for the three months ended September 30, 2020 from $814 thousand for the three months ended September 30, 2019. The average rate paid on certificates of deposit decreased by 53 basis points from 1.45% for the three months ended September 30, 2019 to 0.92% for the three months ended September 30, 2020 and the average balances decreased by $25.7 million from $222.2 million for the three-month period ended September 30, 2019 to $196.4 million for the three-month period ended September 30, 2020. The decrease in the average balance of certificates of deposit is reflective of normal deposit fluctuation along with a large customer deposit transfer to the money market deposit category. The decrease in the average rate paid on our certificates of deposit is reflective of an overall decline in market rates.

The second largest decrease in deposit interest expense was related to expense on money market deposits, which decreased $135 thousand, or 74.6%, to $46 thousand for the three months ended September 30, 2020 from $181 thousand for the three months ended September 30, 2019. The average rate paid on money market deposits decreased by 72 basis points from 0.95% for the three months ended September 30, 2019 to 0.23% for the three months ended September 30, 2020 and the average balances increased by $5.3 million from $75.3 million for the three-month period ended September 30, 2019 to $80.6 million for the three-month period ended September 30, 2020. The increase in the average balance of money market deposits is reflective of normal deposit fluctuation along with a large customer deposit transfer from the certificate of deposit category. The decrease in the average rate paid on our money market deposits is reflective of an overall decline in market rates.

Interest expense for other borrowings decreased by $108 thousand, or 85.0%, to $19 thousand for the three months ended September 30, 2020 from $127 thousand for the three months ended September 30, 2019. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $5.0 million for the three months ended September 30, 2020 compared to $18.0 million for the three months ended September 30, 2019. The average rate was 1.51% and 2.80% for the three months ended September 30, 2020 and 2019, respectively, due to a decrease in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased by $236 thousand, or 6.5%, to $3.9 million for the three months ended September 30, 2020. Our interest rate spread and net interest margin increased to 3.11% and 3.22%, respectively, from 2.76% and 2.97%, respectively, for the three months ended September 30, 2020 and September 30, 2019, respectively. The decreasing yield on earning assets offset by the lower cost of interest bearing liabilities contributed to the increase in net interest margin for the three months ended September 30, 2020.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended September 30, 2020 or for the three months ended September 30, 2019. There were $2 thousand in charge-offs for the three months ended September 30, 2020 and no charge-offs for the three months ended September 30, 2019. The lack of provision for the three months ended September 30, 2020 is primarily due to minimal loan portfolio growth coupled with favorable loan allowance model metrics during the three months ended September 30, 2020.

Our total allowance for loan losses was $1.3 million, or 0.37% of total gross loans as of September 30, 2020 and $1.3 million, or 0.38% of total gross loans as of June 30, 2020. Our total allowance for loan losses was 0.38% of total gross loans, net of PPP loans, as of September 30, 2020 and June 30, 2020. PPP loans are not allocated any allowance due to the 100% SBA guarantee. There were no specifically identified impaired loans at September 30, 2020 or June 30, 2020. Total loans individually evaluated for impairment decreased $30 thousand, or 1.3%, to $2.36 million at September 30, 2020 compared to $2.39 million at June 30, 2020.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2020 and 2019. There have been no changes to our allowance for loan loss methodology during the quarter.

Noninterest Income. Noninterest income increased $104 thousand, or 20.8%, to $603 thousand for the three months ended September 30, 2020 from $499 thousand for the three months ended September 30, 2019. Mortgage servicing income decreased $9 thousand due to a decline in the servicing portfolio balance. Gain on sale of mortgage loans was $35 thousand and $32 thousand for the three months ended September 30, 2020 and 2019, respectively. The change in fair value of equity securities was a loss of $23 thousand for the three months ended September 30, 2020 compared to a gain of $80 thousand for the three months ended September 30, 2019. Gains or losses on the fair value of equity securities are market driven. The sale of securities resulted in a $62 thousand and $12 thousand gain for the three months ended September 30, 2020 and 2019, respectively. Gains or losses on the sale of securities are largely market driven. Securities were sold during the quarters ended September 30, 2020 and September 30, 2019 to realize market gains and adjust the investment portfolio so that funds could be more beneficially used to yield higher net earnings going forward. The net gain on payoff of purchase credit impaired loans was $195 thousand for the three months ended September 30, 2020 due to the liquidation of two loans. There were no payoffs of purchase credit impaired loans for the three months ended September 30, 2019. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2020 decreased by $54 thousand, or 1.9%, to $2.8 million from $2.9 million for the same period in 2019. Salaries and employee benefits increased $15 thousand due to routine increases. Occupancy and equipment decreased $9 thousand due to normal periodic fluctuations. Data processing increased $25 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees decreased $26 thousand primarily due to reduced legal expenses. FDIC deposit insurance increased $30 thousand. The three months ended September 30, 2020 is reflective of the standard FDIC assessed rate. The prior year period reflected an assessment credit received from FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding 1.38% as of June 30, 2019. Foreclosed asset expenses decreased $38 thousand. This is reflective of the three months ended September 30, 2020 not having REO write downs, whereas the three months ended September 30, 2019 had $28 thousand in REO write downs. The change in the value of the loan servicing portfolio decreased $10 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $55 thousand, or 18.6%, to $350 thousand for the three months ended September 30, 2020 from a $295 thousand for the three months ended September 30, 2019. The increase is primarily due to a higher taxable income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Our effective income tax rate was 21.6% and 24.0% for the three months ended September 30, 2020 and 2019, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. Our liquidity monitoring process is designed to contend with changing economic situations, which would include the current COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of September 30, 2020), or approximately $129.4 million as of that date, with a remaining availability of $124.4 million as of September 30, 2020.

Common Stock Dividends. On August 20, 2020 the Company paid a $0.10 per share cash dividend on its common stock for a total of $561 thousand.

Equity Compensation Plans. During the three months ended September 30, 2020, 250 shares of restricted stock were issued. No common stock options were issued during the three months ended September 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required of smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer Repurchases. On May 28, 2020, the Board of Directors authorized the repurchase of up to 100,000 of the Company’s common stock. In connection with the authorization of this stock repurchase program, the Board of Directors terminated the Company’s then existing stock repurchase program, which had authorized the Company to purchase up to 100,000 shares of its issued and outstanding common stock. Under this previous program, the Company purchased a total of 97,147 shares of its common stock at a weighted average price of $24.52 per share.

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended September 30, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plans
July 1 - July 31, 2020	1,110	$24.96	1,110		29,065
August 1 - August 31, 2020	—	$—	—		29,065
September 1 - September 30, 2020	166	$21.64	166		28,899	(2)
Total	1,276	$24.53	1,276	(1)

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on May 28, 2020. The repurchase program has no expiration date.

(2)	Represents the maximum number of shares available for repurchase under the May 28, 2020 plan at September 30, 2020.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language):

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

Date: November 13, 2020

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Executive Vice President and Chief Financial Officer