Form 10-Q
period 2020-12-31
Oconee Federal Financial Corp.
filed 2021-02-12
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2020

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

As of February 5, 2021, the registrant had 5,604,298 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

 (Amounts in thousands, except share and per share data)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	December 31, 2020 (unaudited)	June 30, 2020
ASSETS
Cash and due from banks	$3,910	$4,673
Interest-earning deposits	32,532	29,843
Fed funds sold	24	66
Total cash and cash equivalents	36,466	34,582
Securities available-for-sale	105,612	90,726
Loans	347,673	355,667
Allowance for loan losses	(1,339)	(1,346)
Net loans	346,334	354,321
Loans held for sale, at fair value	232	92
Premises and equipment, net	9,216	9,367
Real estate owned, net	190	159
Accrued interest receivable
Loans	1,096	1,074
Investments	403	364
Restricted equity securities, at cost	1,249	1,249
Bank owned life insurance	19,706	19,482
Goodwill	2,593	2,593
Core deposit intangible	169	211
Loan servicing rights	386	458
Deferred tax assets	435	365
Other assets	461	539
Total assets	$524,548	$515,582

LIABILITIES
Deposits
Noninterest - bearing	$43,140	$43,995
Interest - bearing	386,424	377,097
Total deposits	429,564	421,092
Federal Home Loan Bank advances	5,000	5,000
Accrued interest payable and other liabilities	568	1,185
Total liabilities	435,132	427,277

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized;
6,538,783 and 6,530,074 shares outstanding, respectively	65	65
Treasury stock, at par, 934,485 and 924,618 shares, respectively	(9)	(9)
Additional paid-in capital	7,272	7,342
Retained earnings	80,315	79,071
Accumulated other comprehensive income	2,087	2,243
Unearned ESOP shares	(314)	(407)
Total shareholders’ equity	89,416	88,305
Total liabilities and shareholders’ equity	$524,548	$515,582

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest and dividend income:
Loans, including fees	$3,822	$4,143	$7,849	$8,260
Securities, taxable	284	373	575	781
Securities, tax-exempt	91	95	182	200
Other interest-earning assets	32	151	59	338
Total interest income	4,229	4,762	8,665	9,579

Interest expense:
Deposits	460	1,025	1,010	2,085
Other borrowings	19	59	38	186
Total interest expense	479	1,084	1,048	2,271

Net interest income	3,750	3,678	7,617	7,308

Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	3,750	3,678	7,617	7,308

Noninterest income:
Service charges on deposit accounts	93	105	175	227
Income on bank owned life insurance	112	113	224	226
Mortgage servicing income	38	48	78	97
Gain on sale of mortgage loans	66	50	101	82
ATM & debit card income	97	84	195	173
Change in fair value of equity securities, net	32	(48)	9	32
Gain on sale of securities, net	47	—	109	12
Gain on payoff of purchase credit impaired loans	—	32	195	32
Other	2	1	4	4
Total noninterest income	487	385	1,090	885

Noninterest expense:
Salaries and employee benefits	1,692	1,578	3,297	3,168
Occupancy and equipment	410	459	869	927
Data processing	236	215	483	437
ATM & debit card expense	76	62	145	121
Professional and supervisory fees	144	181	265	328
Office expense	69	64	110	108
Advertising	61	70	112	127
FDIC deposit insurance	32	1	63	2
Foreclosed assets, net	24	100	32	144
Change in loan servicing asset	29	34	72	87
Other	178	190	349	406
Total noninterest expense	2,951	2,954	5,797	5,855

Income before income taxes	1,286	1,109	2,910	2,338
Income tax expense	215	19	566	314

Net income	$1,071	$1,090	$2,344	$2,024

Other comprehensive income
Unrealized gains/(losses) on securities available-for-sale	$63	$(84)	$(88)	$398
Tax effect	(14)	17	18	(84)
Reclassification adjustment for gains realized in net income	(47)	—	(109)	(12)
Tax effect	10	—	23	3
Total other comprehensive income/(loss)	12	(67)	(156)	305
Comprehensive income	$1,083	$1,023	$2,188	$2,329

Basic net income per share: (Note 3)	$0.19	$0.19	$0.42	$0.36
Diluted net income per share: (Note 3)	$0.19	$0.19	$0.42	$0.35
Dividends declared per share:	$0.10	$0.10	$0.20	$0.20

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the three months ended December 31, 2020 and December 31, 2019

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at September 30, 2019	$65	$(8)	$10,254	$77,823	$766	$(555)	$88,345
Net income	—	—	—	1,090	—	—	1,090
Other comprehensive loss	—	—	—	—	(67)	—	(67)
Purchase of 5,699 shares of treasury stock (1)	—	—	(131)	—	—	—	(131)
Stock-based compensation expense	—	—	20	—	—	—	20
Dividends (2)	—	—	29	(521)	—	—	(492)
ESOP shares earned	—	—	43	—	—	48	91
Balance at December 31, 2019	$65	$(8)	$10,215	$78,392	$699	$(507)	$88,856

Balance at September 30, 2020	$65	$(9)	$7,371	$79,783	$2,075	$(357)	$88,928
Net income	—	—	—	1,071	—	—	1,071
Other comprehensive income	—	—	—	—	12	—	12
Purchase of 8,591 shares of treasury stock (3)	—	—	(218)	—	—	—	(218)
Stock-based compensation expense	—	—	20	—	—	—	20
Common Stock Issued	—	—	1	—	—	—	1
Dividends (4)	—	—	21	(539)	—	—	(518)
ESOP shares earned	—	—	77	—	—	43	120
Balance at December 31, 2020	$65	$(9)	$7,272	$80,315	$2,087	$(314)	$89,416

(1)	The weighted average cost of treasury shares purchased during the three months ended was $23.02 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	Approximately $79 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,200 additional shares. The portion of the dividend paid on allocated shares of approximately $50 and resulting release of approximately 4,300 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $29 and resulting release of approximately 2,900 shares, and was accounted for as additional compensation expense for the three months ended December 31, 2019.
(3)	The weighted average cost of treasury shares purchased during the three months ended was $23.50 per share. Treasury stock repurchases were accounted for using the par value method.
(4)	Approximately $76 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,100 additional shares. The portion of the dividend paid on allocated shares of approximately $56 and resulting release of approximately 5,000 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $21 and resulting release of approximately 2,100 shares, and was accounted for as additional compensation expense for the three months ended December 31, 2020.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

 For the six months ended December 31, 2020 and December 31, 2019

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at June 30, 2019	$65	$(8)	$10,986	$77,464	$394	$(604)	$88,297
Net income	—	—	—	2,024	—	—	2,024
Other comprehensive income	—	—	—	—	305	—	305
Purchase of 40,079 shares of treasury stock (1)	—	—	(927)	—	—	—	(927)
Stock-based compensation expense	—	—	39	—	—	—	39
Dividends (2)	—	—	29	(1,096)	—	—	(1,067)
ESOP shares earned	—	—	88	—	—	97	185
Balance at December 31, 2019	$65	$(8)	$10,215	$78,392	$699	$(507)	$88,856

Balance at June 30, 2020	$65	$(9)	$7,342	$79,071	$2,243	$(407)	$88,305
Net income	—	—	—	2,344	—	—	2,344
Other comprehensive loss	—	—	—	—	(156)	—	(156)
Purchase of 9,867 shares of treasury stock (3)	—	—	(249)	—	—	—	(249)
Stock-based compensation expense	—	—	41	—	—	—	41
Common Stock Issued	—	—	6	—	—	—	6
Dividends (4)	—	—	21	(1,100)	—	—	(1,079)
ESOP shares earned	—	—	111	—	—	93	204
Balance at December 31, 2020	$65	$(9)	$7,272	$80,315	$2,087	$(314)	$89,416

(1)	The weighted average cost of treasury shares purchased during the six months ended was $23.14 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	Approximately $79 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,200 additional shares. The portion of the dividend paid on allocated shares of approximately $50 and resulting release of approximately 4,300 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $29 and resulting release of approximately 2,900 shares, and was accounted for as additional compensation expense for the six months ended December 31, 2019.
(3)	The weighted average cost of treasury shares purchased during the six months ended was $23.64 per share. Treasury stock repurchases were accounted for using the par value method.
(4)	Approximately $76 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,100 additional shares. The portion of the dividend paid on allocated shares of approximately $55 and resulting release of approximately 5,000 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $21 and resulting release of approximately 2,100 shares, and was accounted for as additional compensation expense for the three months ended December 31, 2020.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	December 31, 2020	December 31, 2019
Cash Flows From Operating Activities
Net income	$2,344	$2,024
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for real estate owned	21	117
Depreciation and amortization, net	870	613
Net accretion of purchase accounting adjustments	(124)	(39)
Deferred income tax expense	(40)	162
Change in loan servicing asset	72	87
Net gain on sales of securities	(109)	(12)
Mortgage loans originated for sale	(6,320)	(6,214)
Mortgage loans sold	6,281	6,296
Gain on sales of mortgage loans	(101)	(82)
Change in fair value of equity securities	(9)	(32)
Increase in cash surrender value of bank owned life insurance	(224)	(227)
Gain on payoff of purchased credit impaired loans	(195)	(32)
ESOP compensation expense	204	185
Stock based compensation expense	41	39
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	17	269
Accrued interest payable and other liabilities	(617)	526
Net cash provided by operating activities	2,111	3,680

Cash Flows From Investing Activities
Purchases of premises and equipment	(175)	(1,680)
Purchases of securities available-for-sale	(35,124)	(7,644)
Proceeds from maturities, paydowns and calls of securities available-for-sale	11,745	12,205
Proceeds from sales of securities available-for-sale	7,923	5,268
Redemption of restricted equity securities	—	808
Proceeds from sale of real estate owned	—	77
Loan originations and repayments, net	8,254	(85)
Net cash (used)/provided in investing activities	(7,377)	8,949

Cash Flows from Financing Activities
Net change in deposits	8,472	(6,704)
Repayment of notes payable to FHLB	—	(19,000)
Dividends paid	(1,079)	(1,067)
Purchase of treasury stock	(249)	(927)
Proceeds from sale of common stock, net of issuance costs	6	—
Net cash provided/(used) by financing activities	7,150	(27,698)

Change in cash and cash equivalents	1,884	(15,069)

Cash and cash equivalents, beginning of period	34,582	36,690
Cash and cash equivalents, end of period	$36,466	$21,621

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2020 and June 30, 2020 and the results of operations and cash flows for the interim periods ended December 31, 2020 and 2019. All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2021 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

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

Risks and Uncertainties:

On March 10, 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19") a pandemic, which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses continue to disrupt global supply chains and adversely impact many industries. The outbreak may continue to have a material adverse impact on economic and market conditions and could trigger a period of global economic slowdown. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation during 2020 to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief". Issued in May 2019, ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. On October 16, 2019, the Financial Accounting Standards Board (“FASB”) announced a delay in the implementation schedule allowing certain entities, including smaller reporting companies (such as the Company) to adopt ASU 2016-13 in fiscal years beginning after December 15, 2022, and interim periods within those years.

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments". Issued in April 2019, ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses will be effective for the Company for reporting periods beginning after December 15, 2019. The amendments related to hedging will be effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments related to recognition and measurement of financial instruments will be effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this standard on July 1, 2020. This pronouncement did not have a material effect on the financial statements.

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Issued in June 2016, ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has determined that it will continue to prepare its credit loss allowance internally. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements. In November 2019, the FASB issued guidance delaying the implementation schedule and allowing certain entities, including smaller reporting companies (such as the Company) to adopt ASU 2016-13 in fiscal years beginning after December 15, 2022, and interim periods within those years.

There have been no accounting standards that have been issued or proposed by the FASB or other standards-setting bodies during this quarter that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of standards previously issued and not yet effective, and has no changes in its assessment since filing the Annual Report on Form 10-K.

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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Earnings per share
Net income	$1,071	$1,090	$2,344	$2,024
Less: distributed earnings allocated to participating securities	—	(1)	(1)	(2)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(1)	(1)	(1)	(1)
Net earnings available to common shareholders	$1,070	$1,088	$2,342	$2,021

Weighted average common shares outstanding including participating securities	5,604,358	5,719,941	5,604,395	5,729,799
Less: participating securities	(5,800)	(8,800)	(5,800)	(8,800)
Less: average unearned ESOP shares	(28,870)	(50,412)	(32,280)	(43,880)
Weighted average common shares outstanding	5,569,688	5,660,729	5,566,315	5,677,119

Basic earnings per share	$0.19	$0.19	$0.42	$0.36

Weighted average common shares outstanding	5,569,688	5,660,729	5,566,315	5,677,119
Add: dilutive effects of assumed exercises of stock options	69,893	66,874	71,531	65,850
Average shares and dilutive potential common shares	5,639,581	5,727,603	5,637,846	5,742,969

Diluted earnings per share	$0.19	$0.19	$0.42	$0.35

For the three and six months ended December 31, 2020, 11,200 shares were considered anti-dilutive as the exercise price was in excess of the average market price, and for the three and six months ended December 31, 2019, 11,200 shares were considered anti-dilutive as the exercise price was in excess of the average market price.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2020 and June 30, 2020 are as follows:

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
December 31, 2020	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$167	$187
Certificates of deposit	2,493	79	—	—	2,572
Municipal securities	19,298	902	—	—	20,200
CMOs	9,169	326	(13)	—	9,482
U.S. Government agency mortgage-backed securities	64,559	1,386	(47)	—	65,898
U.S. Government agency bonds	7,263	28	(18)	—	7,273
Total available-for-sale	$102,802	$2,721	$(78)	$167	$105,612

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
June 30, 2020	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$158	$178
Certificates of deposit	2,493	99	—	—	2,592
Municipal securities	20,821	822	—	—	21,643
CMOs	9,723	383	—	—	10,106
U.S. Government agency mortgage-backed securities	53,660	1,538	(25)	—	55,173
U.S. Government agency bonds	1,011	23	—	—	1,034
Total available-for-sale	$87,728	$2,865	$(25)	$158	$90,726

Securities pledged at December 31, 2020 and June 30, 2020 had fair values of $12,667 and $12,524, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At December 31, 2020 and June 30, 2020, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at December 31, 2020 and June 30, 2020. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
December 31, 2020
Available-for-sale:
CMOs	$994	$(13)	1	$—	$—	—	$994	$(13)	1
U.S. Government agency mortgage-backed securities	11,393	(47)	7	—	—	—	11,393	(47)	7
U.S. Government agency bonds	3,926	(18)	1	—	—	—	3,926	(18)	1
	$16,313	$(78)	9	$—	$—	—	$16,313	$(78)	9

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2020
Available-for-sale:
U.S. Government agency mortgage-backed securities	$6,342	$(25)	4	$—	$—	—	6,342	(25)	4
	$6,342	$(25)	4	$—	$—	—	$6,342	$(25)	4

(1)	Actual amounts.

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

None of the unrealized losses at December 31, 2020 were recognized into net income for the three or six months ended December 31, 2020 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2020 were recognized as having OTTI during the year ended June 30, 2020.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at December 31, 2020 and June 30, 2020 by contractual maturity.

	December 31, 2020		June 30, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$1,505	$1,529	$499	$503
Due from one to five years	6,733	6,954	7,759	8,044
Due after five years to ten years	13,658	14,138	10,707	11,152
Due after ten years	7,158	7,424	5,360	5,570
Mortgage-backed securities, CMOs and FHLMC stock(1)	73,748	75,567	63,403	65,457
Total available for sale	$102,802	$105,612	$87,728	$90,726

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
Available-for-sale:	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Proceeds	$6,051	$—	$7,923	$5,268
Gross gains	47	—	109	15
Gross losses	—	—	—	(3)

The tax provision related to the net realized gain for the three months ended December 31, 2020 was $10. The tax provision related to the net realized gain for the six months ended December 31, 2020 and December 31, 2019 was $23 and $3, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS

The components of loans at December 31, 2020 and June 30, 2020 were as follows:

	December 31, 2020	June 30, 2020
Real estate loans:
One-to-four family	$283,099	$283,931
Multi-family	681	704
Home equity	5,473	5,763
Nonresidential	20,282	20,083
Agricultural	1,086	1,187
Construction and land	25,739	29,096
Total real estate loans	336,360	340,764
Commercial and industrial (1)	5,041	8,135
Consumer and other loans	6,272	6,768
Total loans	$347,673	$355,667

(1)	Includes $1,316 and $4,094 of 100% Small Business Administration (“SBA”) guaranteed Paycheck Protection Program (“PPP”) loans as of December 31, 2020 and June 30, 2020, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2020 by portfolio segment:

Three months ended December 31, 2020	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$989	$38	$—	$—	$1,027
Multi-family	4	—	—	—	4
Home equity	40	1	(5)	—	36
Nonresidential	108	9	—	—	117
Agricultural	4	—	—	—	4
Construction and land	96	(2)	—	—	94
Total real estate loans	1,241	46	(5)	—	1,282
Commercial and industrial	74	(46)	—	—	28
Consumer and other loans	29	—	—	—	29
Total loans	$1,344	$—	$(5)	$—	$1,339

Six months ended December 31, 2020	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$1,032	$(3)	$(2)	$—	$1,027
Multi-family	4	—	—	—	4
Home equity	34	7	(5)	—	36
Nonresidential	75	42	—	—	117
Agricultural	4	—	—	—	4
Construction and land	105	(11)	—	—	94
Total real estate loans	1,254	35	(7)	—	1,282
Commercial and industrial	65	(37)	—	—	28
Consumer and other loans	27	2	—	—	29
Total loans	$1,346	$—	$(7)	$—	$1,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2020:

	Ending Allowance on Loans:		Loans:
At December 31, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$1,027	$1,785	$281,314
Multi-family	—	4	—	681
Home equity	—	36	—	5,473
Nonresidential	—	117	—	20,282
Agricultural	—	4	—	1,086
Construction and land	—	94	—	25,739
Total real estate loans	—	1,282	1,785	334,575
Commercial and industrial (1)	—	28	—	5,041
Consumer and other loans	—	29	—	6,272
Total loans	$—	$1,339	$1,785	$345,888

(1)	Includes $1,316 of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2020 and June 30, 2020, including the average recorded investment balance and interest earned for the six months ended December 31, 2020 and the year ended June 30, 2020:

December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$1,806	$1,785	$—	$1,809	$17
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	281	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	1,806	1,785	—	2,090	17
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$1,806	$1,785	$—	$2,090	$17

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$1,806	$1,785	$—	$2,090	$17
Consumer and other loans	—	—	—	—	—
Total	$1,806	$1,785	$—	$2,090	$17

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

Total past due loans and nonaccrual loans at December 31, 2020:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$2,695	$1,490	$816	$5,001	$278,098	$283,099	$2,125	$—
Multi-family	220	—	—	220	461	681	—	—
Home equity	45	—	—	45	5,428	5,473	—	—
Nonresidential	173	—	—	173	20,109	20,282	542	—
Agricultural	—	—	—	—	1,086	1,086	—	—
Construction and land	52	8	—	60	25,679	25,739	8	—
Total real estate loans	3,185	1,498	816	5,499	330,861	336,360	2,675	—
Commercial and industrial	—	—	—	—	5,041	5,041	—	—
Consumer and other loans	—	—	—	—	6,272	6,272	—	—
Total	$3,185	$1,498	$816	$5,499	$342,174	$347,673	$2,675	$—

In light of recent disruptions in economic conditions caused by COVID-19, the financial regulators have issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance provides that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Included in the table above are $14,438 in loans that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $10,316 in one-to-four family loans, $3,711 in non-residential loans and $411 in multi-family loans. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” which was extended by the Consolidated Appropriations Act for the fiscal year ending September 30, 2021 provides banks the option to temporarily suspend certain requirements under ASC 340-10 troubled debt restructuring classifications for a limited period of time to account for the effects of COVID-19. The Federal Reserve and the other banking agencies and regulators have also issued a joint statement encouraging banks to work prudently with borrowers and to describe the agencies’ interpretations of how accounting rules under ASC 310-40 apply to certain COVID-19 related modifications. We have not considered any of the COVID-19 related modifications performed to date to be troubled debt restructurings. As of December 31, 2020, $13,597 of such loans were current and $841 were 30 days or more past due. As of December 31, 2020, $13,843 of these are no longer in deferral.

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

Included in the table above are $15,024 in loans that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $10,993 in one-to-four family loans, $3,615 in non-residential loans and $416 in multi-family loans. As of June 30, 2020, $14,781 were current and $243 were 30 days or more past due.

Troubled Debt Restructurings:

At December 31, 2020 and June 30, 2020, total loans that have been modified as troubled debt restructurings were $1,738 and $1,985, respectively, which consisted of one non-residential real estate loan and three one-to-four family first lien loans at December 31, 2020, and two non-residential real estate loans and four one-to-four family first lien loans at June 30, 2020. There was no specific allowance for loss established for these loans at December 31, 2020 or June 30, 2020. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. No loans have been modified as troubled debt restructurings during the six months ended December 31, 2020. No loans modified as troubled debt restructurings during the twelve months ended December 31, 2020 have defaulted since restructuring. All of these loans are on nonaccrual at December 31, 2020 and June 30, 2020. At December 31, 2020 and June 30, 2020, $1,161 and $1,774, respectively, were individually evaluated for impairment.

Allowance for Loan Loss:

There have been no changes to our allowance for loan loss methodology during the quarter ended December 31, 2020. We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available and have made adjustments to certain qualitative factors in our model in response to the additional risks that we believe have become present. After such adjustments to the calculation, we have determined that the recorded allowance is believed to be adequate at this time and as a result no additional provision for loan losses has been recorded during the quarter ended December 31, 2020.  However, the rapid development and fluidity of this pandemic precludes any prediction as to the ultimate material adverse impact of the COVID-19 outbreak. We will continue to review and make adjustments as may be necessary as we move through the pandemic related quarantine and the country continues to fully reopen. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three and six months ended December 31, 2020 and December 31, 2019.

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

The Company historically originated residential mortgage loans with loan-to-value ratios of up to 75% for manufactured or modular homes. The Company no longer offers residential mortgage loans for manufactured or modular homes as of 2014. However, renewals of existing performing credits that meet the Company’s underwriting requirements will be considered. The Company requires lower loan-to-value ratios for manufactured and modular homes because such homes tend to depreciate over time. Manufactured or modular homes must be permanently affixed to a lot to make them more difficult to move without the Company’s permission. Such homes must be “de-titled” by the State of South Carolina or Georgia so that they are taxed and must be transferred as residential homes rather than vehicles. The Company also obtains a mortgage on the real estate to which such homes are affixed.

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

Within this category for the six months ended December 31, 2020 and the year ended June 30, 2020 are PPP loans that were authorized under the CARES Act. PPP loans are originated by the Association, are 100% guaranteed by the SBA and qualify to be forgiven based on certain criteria as determined by the SBA. The Association received a fee, with the percentage depending on the size of the loan, for originating these loans and earn 1% on the outstanding balance for the term of the loans, the maximum of which is five years unless forgiven sooner by the SBA. As of December 31, 2020 $2.9 million of the original $4.2 million of PPP loans have been forgiven.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Total loans by risk grade and portfolio segment at December 31, 2020:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$273,092	$3,612	$2,893	$3,502	$—	$283,099
Multi-family	681	—	—	—	—	681
Home equity	5,228	237	—	8	—	5,473
Nonresidential	19,288	—	866	128	—	20,282
Agricultural	1,086	—	—	—	—	1,086
Construction and land	25,298	400	—	41	—	25,739
Total real estate loans	324,673	4,249	3,759	3,679	—	336,360
Commercial and industrial	5,041	—	—	—	—	5,041
Consumer and other loans	6,272	—	—	—	—	6,272
Total	$335,986	$4,249	$3,759	$3,679	$—	$347,673

Total loans by risk grade and portfolio segment at June 30, 2020:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$273,228	$3,848	$2,930	$3,925	$—	$283,931
Multi-family	704	—	—	—	—	704
Home equity	5,268	392	54	49	—	5,763
Nonresidential	19,077	172	—	834	—	20,083
Agricultural	1,187	—	—	—	—	1,187
Construction and land	28,611	416	—	69	—	29,096
Total real estate loans	328,075	4,828	2,984	4,877	—	340,764
Commercial and industrial	8,135	—	—	—	—	8,135
Consumer and other loans	6,768	—	—	—	—	6,768
Total	$342,978	$4,828	$2,984	$4,877	$—	$355,667

At December 31, 2020, one loan for $19 was in formal foreclosure proceedings and is included in the one-to-four family loan category.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(6)	BORROWINGS

At December 31, 2020 and June 30, 2020, advances from the Federal Home Loan Bank were as follows:

	December 31, 2020
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59%
Total	$5,000

	June 30, 2020
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59%
Total	$5,000

Payments over the next five years are as follows:

2023	$2,500
2025	$2,500

The average interest rate of all outstanding FHLB advances was 1.50% on December 31, 2020 and June 30, 2020, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by $8,675 and $10,786 of investment securities at December 31, 2020 and June 30, 2020, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $130,533 at December 31, 2020.

There were no overnight borrowings at December 31, 2020 or June 30, 2020.

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

Assets measured at fair value on a recurring basis at December 31, 2020 and June 30, 2020 are summarized below:

	Fair Value Measurements
	December 31, 2020		June 30, 2020
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$187	$—	$178	$—
Certificates of deposit	2,572	—	2,592	—
Municipal securities	20,200	—	21,643	—
CMOs	9,482	—	10,106	—
U.S. Government agency mortgage-backed securities	65,898	—	55,173	—
U.S. Government agency bonds	7,273	—	1,034	—
Total securities available-for-sale	105,612	—	90,726	—
Loan servicing rights	—	386	—	458
Total financial assets	$105,612	$386	$90,726	$458

There are no liabilities measured at fair value on a recurring basis.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at December 31, 2020 and June 30, 2020:

	Fair Value Measurements
	December 31, 2020	June 30, 2020
	(Level 3)	(Level 3)
Non-financial assets:
Real estate owned, net:
One-to-four family	$52	$—
Nonresidential	138	159
Total non-financial assets	190	159
Total assets measured at fair value on a non-recurring basis	$190	$159

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at December 31, 2020 and June 30, 2020 was $190 and $159, respectively. The valuation allowance associated with these properties at December 31, 2020 was $21. There were no valuation allowances associated with these properties at June 30, 2020.

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended December 31, 2020 and 2019:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$415	$815	$458	$868
Purchases	—	—	—	—
Unrealized net losses included in net income	(29)	(34)	(72)	$(87)
Balance at end of period:	$386	$781	$386	$781

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2020 and June 30, 2020.

	Level 3 Quantitative Information
	December 31, 2020 Fair Value	June 30, 2020 Fair Value	Valuation Technique	Unobservable Inputs	Range
Loan servicing rights	$386	$458	Discounted cash flows	Discount rate, estimated timing of cash flows	8.63% to 8.25%

Real estate owned net:				Adjustment for
One-to-four family	$52	$—	Sales comparison approach	differences between the comparable sales	0% to 20%

Nonresidential	$138	$159	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2020 and June 30, 2020 are summarized below:

	December 31, 2020
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$105,612	$—	$105,612	$—	$105,612
Loans, net(1)	346,334	—	—	351,922	351,922
Loans held for sale(2)	232	—	—	232	232
Loan servicing rights	386	—	—	386	386
Restricted equity securities	1,249	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$429,564	$235,340	$192,975	$—	$428,315
FHLB Advances	5,000	—	5,113	—	5,113

	June 30, 2020
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$90,726	$—	$90,726	$—	$90,726
Loans, net(1)	354,321	—	—	364,636	364,636
Loans held for sale(2)	92	—	—	92	92
Loan servicing rights	458	—	—	458	458
Restricted equity securities	1,249	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$421,092	$223,172	$197,020	$—	$420,192
FHLB Advances	5,000	—	5,141	—	5,141

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2020 and June 30, 2020 was measured using an exit price notion.
(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

(8)	EMPLOYEE STOCK OWNERSHIP PLAN

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2020 or 2019. Total ESOP compensation expense for the three and six months ended December 31, 2020 was $120 and $204, respectively, and for the three and six months ended December 31, 2019 was $91 and $185, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at December 31, 2020 and June 30, 2020 were as follows:

	December 31, 2020	June 30, 2020
Committed to be released to participants	25,011	12,903
Allocated to participants	141,264	141,264
Unearned	26,026	38,534
Total ESOP shares	192,301	192,701

Fair value of unearned shares	$658	$993

(9)	STOCK BASED COMPENSATION

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

The following table summarizes stock option activity for the six months ended December 31, 2020:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding - June 30, 2020	164,319	$14.18
Granted	—	—
Exercised	(15,552)	11.58
Forfeited	—	—
Outstanding - December 31, 2020	148,767	$14.46	$1,613
Fully vested and exercisable at December 31, 2020	134,367	$13.44	$1,593
Expected to vest in future periods	14,400
Fully vested and expected to vest - December 31, 2020	148,767	$14.46	$1,613

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $25.30 per share on December 31, 2020.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 3,272 and 2,470 options that were earned during the six months ended December 31, 2020 and 2019, respectively. Stock-based compensation expense for stock options for the three and six months ended December 31, 2020 was $5 and $11, respectively, and for the three and six months ended December 31, 2019 was $6 and $10, respectively. Total unrecognized compensation cost related to stock options was $44 at December 31, 2020 and is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2020:

December 31, 2020
Balance - beginning of year	5,800
Granted	250
Forfeited	—
Vested	(250)
Balance - end of period	5,800
Weighted average grant date fair value	$19.78

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and six months ended December 31, 2020 was $15 and $30, respectively, and for the three and six months ended December 31, 2019 was $15 and $30, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $60 at December 31, 2020 and is expected to be recognized over a weighted-average period of 1.2 years.

(10)	LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.

The principal balances of those loans at December 31, 2020 and June 30, 2020 are as follows:

	December 31, 2020	June 30, 2020
Mortgage loan portfolio serviced for:
FHLMC	$60,973	$69,553

Custodial escrow balances maintained in connection with serviced loans were $337 and $702 at December 31, 2020 and June 30, 2020.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Activity for loan servicing rights for the three and six months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Loan servicing rights:
Beginning of period:	$415	$815	$458	$868
Additions	—	—	—	—
Change in fair value	(29)	(34)	(72)	(87)
End of period:	$386	$781	$386	$781

Fair value at December 31, 2020 was determined using a discount rate of 8.25%, prepayment speed assumptions ranging from 12.58% to 26.42% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.18%.  Fair value at December 31, 2019 was determined using a discount rate of 9.25%, prepayment speed assumptions ranging from 5.9% to 14.2% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.29%.

(11)        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Cash paid during the period for:
Interest paid	$1,046	$2,269
Income taxes paid	$962	$140
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$52	$—
Change in unrealized gain/loss on securities available-for-sale	$(197)	$386

(12)        SUBSEQUENT EVENTS

Dividend Declared

On January 28, 2021, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of February 11, 2021, and will be paid on or about February 25, 2021.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations nationally and in our market areas;

●	the social and economic effects of the COVID-19 pandemic;

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

●	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

●	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	increased competition among depository and other financial institutions;

●	our ability to attract and maintain deposits, including introducing new deposit products;

●	inflation and changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

●	risks related to high concentration of loans secured by real estate located in our market areas;

●	changes in the level of government support of housing finance;

●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

●	changes in the ability of third-party providers to perform their obligations to us;

●	technological changes that may be more difficult or expensive than expected;

●	cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	our reliance on a small executive staff;

●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

●	the effects of actual government shutdowns;

●	the ability of the U.S. government to manage federal debt limits;

●	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Novel Coronavirus Pandemic (COVID-19)

On March 10, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses continue to disrupt global supply chains and adversely impact many industries. The outbreak may continue to have a material adverse impact on economic and market conditions and could trigger a period of global economic slowdown. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation during 2020 to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have certain employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the COVID-19 outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results. As a result we could be subject to any of the following additional risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;

●	if the economy is unable to substantially and successfully stay open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,

●	limitations may be placed on our ability to foreclose on properties during the pandemic;

●	litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guarantees;

●	the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, that would adversely impact our results of operations and the ability of the Association to pay dividends to us;

●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

●	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

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

Comparison of Financial Condition at December 31, 2020 and June 30, 2020

Our total assets increased by $8.9 million, or 1.74%, to $524.5 million at December 31, 2020 from $515.6 million at June 30, 2020. Total cash and cash equivalents increased $1.9 million, or 5.5%, to $36.5 million at December 31, 2020 from $34.6 million at June 30, 2020. The increase in cash and cash equivalents was due to normal periodic fluctuations during the six month period. Our available-for-sale securities portfolio increased by $14.9 million from $90.7 million at June 30, 2020 to $105.6 million at December 31, 2020. The Association began actively replenishing security repayments and maturities with purchases due to increased liquidity. Gross loans decreased $8.0 million, or 2.3%, to $347.7 million at December 31, 2020 from $355.7 million at June 30, 2020. This decrease was due to normal repayments and a decrease in new loan demand during the six months ended December 31, 2020.

Deposits increased $8.5 million, or 2.0%, to $429.6 million at December 31, 2020 from $421.1 million at June 30, 2020. The increase in our deposits reflected an increase of $6.0 million in interest bearing demand deposit accounts, $4.0 million in money market accounts and $3.0 million in savings deposits, partially offset by a decrease of $3.7 million in certificates of deposit and $842 thousand in non-interest bearing deposits.

Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2020.

Federal Home Loan Bank advances remained stable at $5.0 million. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of December 31, 2020, or approximately $130.5 million. We had no federal funds purchased as of December 31, 2020 or as of June 30, 2020.

Total shareholders’ equity increased $1.1 million, or 1.3%, to $89.4 million at December 31, 2020 compared to $88.3 million at June 30, 2020. This was primarily due to our net income during the period of $2.3 million and the increase of $204 thousand in ESOP shares earned, partially offset by our payment of dividends of $1.1 million, an increase in after-tax unrealized losses in our investment portfolio of $156 thousand and $249 thousand used for the repurchase of treasury stock. The Company and the Association exceeded all regulatory capital requirements at December 31, 2020 and June 30, 2020.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2020	June 30, 2020
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,125	$1,969
Multi-family	—	—
Home equity	—	40
Nonresidential	542	732
Agricultural	—	—
Construction and land	8	—
Total real estate loans	2,675	2,741
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans(1)	$2,675	$2,741
Accruing loans past due 90 days or more:
Real estate loans:
Total accruing loans past due 90 days or more	$—	$—
Total of nonaccrual and 90 days or more past due loans(2)	$2,675	$2,741
Real estate owned, net:
One-to-four family	$52	$—
Nonresidential	138	159
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$2,865	$2,900

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$2,865	$2,900

Total nonperforming loans to total loans	0.77%	0.77%
Total nonperforming assets to total assets	0.55%	0.56%
Total nonperforming assets to loans and real estate owned	0.82%	0.82%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $1.7 million and $2.0 million, at December 31, 2020 and June 30, 2020, respectively.

(2)	There were no loans past due 90 days or more and still accruing at December 31, 2020 and June 30, 2020.

Nonperforming assets decreased $35 thousand from $2.90 million as of June 30, 2020 to $2.87 million as of December 31, 2020. Nonaccrual loans decreased $66 thousand to $2.7 million as of December 31, 2020 and real estate owned increased $31 thousand to $190 thousand as of December 31, 2020. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.55% and 0.82%, respectively, at December 31, 2020 compared to 0.56% and 0.82%, respectively at June 30, 2020.

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

	For the Three Months Ended
	December 31, 2020				December 31, 2019
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$354,367		$3,822	4.28%	$360,215		$4,143	4.56%
Investment securities	81,035		284	1.40	70,307		373	2.12
Investment securities, tax-free	16,054		91	2.27	17,198		95	2.21
Other interest-earning assets	31,970		32	0.40	28,545		151	2.10
Total interest-earning assets	483,426		4,229	3.47	476,265		4,762	3.97
Noninterest-earning assets	40,602				38,879
Total assets	$524,028				$515,144

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$71,756		$30	0.17%	$56,554		$51	0.36%
Money market deposits	82,973		40	0.19	75,868		145	0.76
Regular savings and other deposits	36,516		15	0.16	28,868		20	0.27
Certificates of deposit	193,520		375	0.77	219,936		809	1.46
Total interest-bearing deposits	384,765		460	0.47	381,226		1,025	1.07
Other Borrowings	5,000		19	1.51	8,350		59	2.80
Total interest-bearing liabilities	389,765		479	0.49	389,576		1,084	1.10
Noninterest bearing deposits	43,586				34,840
Other noninterest-bearing liabilities	1,639				2,775
Total liabilities	434,990				427,191
Equity	89,038				87,953
Total liabilities and equity	$524,028				$515,144

Net interest income			$3,750				$3,678
Interest rate spread				2.98%				2.87%
Net interest margin				3.08%				3.07%
Average interest-earning assets to average interest-bearing liabilities	1.24	x			1.25	x

	For the Six Months Ended
	December 31, 2020				December 31, 2019
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$355,781		$7,849	4.38%	$361,139		$8,260	4.54%
Investment securities	76,334		575	1.51	72,230		781	2.16
Investment securities, tax-free	16,116		182	2.26	18,112		200	2.21
Other interest-earning assets	32,049		59	0.37	29,300		338	2.29
Total interest-earning assets	480,280		8,665	3.58	480,781		9,579	3.96
Noninterest-earning assets	39,023				39,116
Total assets	$519,303				$519,897

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$69,903		$63	0.18%	$55,871		$95	0.34%
Money market deposits	81,798		86	0.21	75,587		325	0.85
Regular savings and other deposits	35,817		29	0.16	28,587		41	0.28
Certificates of deposit	194,982		832	0.85	221,063		1,624	1.46
Total interest-bearing deposits	382,500		1,010	0.52	381,108		2,085	1.09
Other Borrowings	5,000		38	1.51	13,175		186	2.80
Total interest-bearing liabilities	387,500		1,048	0.54	394,283		2,271	1.14
Noninterest bearing deposits	43,135				35,104
Other noninterest-bearing liabilities	1,550				2,408
Total liabilities	432,185				431,795
Equity	87,118				88,102
Total liabilities and equity	$519,303				$519,897

Net interest income			$7,617				$7,308
Interest rate spread				3.04%				2.82%
Net interest margin				3.15%				3.02%
Average interest-earning assets to average interest-bearing liabilities	1.24	x			1.22	x

Comparison of Operating Results for the Three Months Ended December 31, 2020 and December 31, 2019

General. We reported net income of $1.1 million for the three months ended December 31, 2020 as compared to net income of $1.1 million for the three months ended December 31, 2019. Interest income decreased $533 thousand for the three months ended December 31, 2020 compared to December 31, 2019 and interest expense decreased $605 thousand resulting in a net increase to net interest income of $72 thousand. Noninterest income increased $102 thousand for the three months ended December 31, 2020 compared to December 31, 2019. Total noninterest expense decreased $3 thousand. Tax expense increased $196 thousand.

Interest Income. Interest income decreased by $533 thousand to $4.2 million from $4.8 million for the three months ended December 31, 2020 and December 31, 2019, respectively. The yield on interest-earning assets decreased 50 basis points from 3.97% for the three months ended December 31, 2019 to 3.47% for the three months ended December 31, 2020. Total average interest-earning assets increased by $7.1 million to $483.4 million for the three months ended December 31, 2020 from $476.3 million for the three months ended December 31, 2019.

Interest income on loans decreased by $321 thousand to $3.8 million from $4.1 million for the three months ended December 31, 2020 and December 31, 2019, respectively. The yield on loans decreased 28 basis points from 4.56% for the three months ended December 31, 2019 to 4.28% for the three months ended December 31, 2020. The average balance of loans decreased by $5.8 million, or 1.62%, to $354.4 million for the three months ended December 31, 2020 from $360.2 million for the three months ended December 31, 2019. The decrease in the average balance of our loans is reflective of reduced originations and normal loan repayments.

Interest income on investment securities decreased by $93 thousand, or 19.9%, to $375 thousand for the three months ended December 31, 2020 from $468 thousand for the three months ended December 31, 2019. The decrease reflected a decrease in the yield on securities to 1.54% for the three months ended December 31, 2020 from 2.14% for the three months ended December 31, 2019 offset by an increase in the average balance of securities of $9.6 million, or 11.0%, to $97.1 million for the three months ended December 31, 2020 from $87.5 million for the three months ended December 31, 2019. The increase in the average balances of our securities reflected our efforts during fiscal 2021 to invest in higher yielding assets.

Income on other interest earning assets decreased by $119 thousand, or 78.8%, to $32 thousand for the three months ended December 31, 2020 from $151 thousand for the three months ended December 31, 2019. The average balance of other interest-earning assets increased $3.4 million from the three months ended December 31, 2019 to the three months ended December 31, 2020 and the yield decreased 170 basis points over the same period. The increase in the average balance was due to normal periodic fluctuations. The decrease in yield was primarily the result of an overall decline in rates on money market accounts, the balance of which comprised 69.0% of this category during the three months ended December 31, 2020.

Interest Expense. Interest expense decreased by $605 thousand, or 55.8%, to $479 thousand for the three months ended December 31, 2020 from $1.1 million for the three months ended December 31, 2019. This decrease was attributable to a general decrease in retail and wholesale borrowing rates due to overall market decreases. The decrease reflected a decrease of 61 basis points in the average rate paid on interest-bearing deposits for the three months ended December 31, 2020 to 0.47% from 1.07% for the three months ended December 31, 2019. The decrease in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible in the current declining rate market while remaining competitive in our market. Average interest-bearing deposits were $384.8 million for the three months ended December 31, 2020 compared to $381.2 million for the three months ended December 31, 2019.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased $434 thousand, or 53.6%, to $375 thousand for the three months ended December 31, 2020 from $809 thousand for the three months ended December 31, 2019. The average rate paid on certificates of deposit decreased by 69 basis points from 1.46% for the three months ended December 31, 2019 to 0.77% for the three months ended December 31, 2020 and the average balances decreased by $26.4 million from $219.9 million for the three-month period ended December 31, 2019 to $193.5 million for the three-month period ended December 31, 2020. The decrease in the average balance of certificates of deposit is reflective of normal deposit fluctuation. The decrease in the average rate paid on our certificates of deposit is reflective of an overall decline in market rates.

The second largest decrease in deposit interest expense was related to expense on money market deposits, which decreased $105 thousand, or 72.4%, to $40 thousand for the three months ended December 31, 2020 from $145 thousand for the three months ended December 31, 2019. The average rate paid on money market deposits decreased by 57 basis points from 0.76% for the three months ended December 31, 2019 to 0.19% for the three months ended December 31, 2020 and the average balances increased by $7.1 million from $75.9 million for the three-month period ended December 31, 2019 to $83.0 million for the three-month period ended December 31, 2020. The increase in the average balance of money market deposits is reflective of normal deposit fluctuation. The decrease in the average rate paid on our money market deposits is reflective of an overall decline in market rates.

Interest expense for other borrowings decreased by $40 thousand, or 67.8%, to $19 thousand for the three months ended December 31, 2020 from $59 thousand for the three months ended December 31, 2019. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $5.0 million for the three months ended December 31, 2020 compared to $8.4 million for the three months ended December 31, 2019. The average rate was 1.51% and 2.80% for the three months ended December 31, 2020 and 2019, respectively, due to a decrease in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased by $72 thousand, or 2.0%, to $3.8 million for the three months ended December 31, 2020. Our interest rate spread and net interest margin increased to 2.98% and 3.08%, respectively, from 2.87% and 3.07%, respectively, for the three months ended December 31, 2020 and December 31, 2019, respectively. The decreasing yield on earning assets offset by the lower cost of interest bearing liabilities contributed to the increase in net interest margin for the three months ended December 31, 2020.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended December 31, 2020 or for the three months ended December 31, 2019. There were $5 thousand in charge-offs for the three months ended December 31, 2020 and $1 thousand in charge-offs for the three months ended December 31, 2019. The lack of provision for the three months ended December 31, 2020 is primarily due to a decrease in the loan portfolio balance.

Our total allowance for loan losses was $1.3 million, or 0.39% of total gross loans as of December 31, 2020 and $1.3 million, or 0.38% of total gross loans as of June 30, 2020. Our total allowance for loan losses was 0.39% and 0.38% of total gross loans, net of PPP loans, as of December 31, 2020 and June 30, 2020, respectively. PPP loans are not allocated any allowance due to the 100% SBA guarantee. There were no specifically identified impaired loans at December 31, 2020 or June 30, 2020. Total loans individually evaluated for impairment decreased $609 thousand, or 25.4%, to $1.8 million at December 31, 2020 compared to $2.4 million at June 30, 2020.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2020 and 2019. There have been no changes to our allowance for loan loss methodology during three months ended December 31, 2020.

Noninterest Income. Noninterest income increased $102 thousand, or 26.5%, to $487 thousand for the three months ended December 31, 2020 from $385 thousand for the three months ended December 31, 2019. Mortgage servicing income decreased $10 thousand due to a decline in the servicing portfolio balance. Gain on sale of mortgage loans was $66 thousand and $50 thousand for the three months ended December 31, 2020 and 2019, respectively. The change in fair value of equity securities was a gain of $32 thousand for the three months ended December 31, 2020 compared to a loss of $48 thousand for the three months ended December 31, 2019. Gains or losses on the fair value of equity securities are market driven. The sale of securities resulted in a $47 thousand gain for the three months ended December 31, 2020. There were no gains on the sale of securities for the three months ended December 31, 2019. Gains or losses on the sale of securities are largely market driven. Securities were sold during the quarter ended December 31, 2020 to realize market gains and adjust the investment portfolio so that funds could be more beneficially used to yield higher net earnings going forward. There were no payoffs of purchase credit impaired loans for the three months ended December 31, 2020. The net gain on payoff of purchase credit impaired loans was $32 thousand for the three months ended December 31, 2019 due to the liquidation of one loan. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2020 decreased by $3 thousand, or 0.1%, to $3.0 million for three months ended December 31, 2020. Salaries and employee benefits increased $114 thousand due to routine increases. Occupancy and equipment decreased $49 thousand due to normal periodic fluctuations. Data processing increased $21 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees decreased $37 thousand primarily due to reduced legal expenses. FDIC deposit insurance increased $31 thousand. The three months ended December 31, 2020 is reflective of the standard FDIC assessed rate. The prior year period reflected an assessment credit received from FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding 1.38% as of September 30, 2019. Foreclosed asset expenses decreased $76 thousand. This is reflective of the three months ended December 31, 2020 not having REO write downs, whereas the three months ended December 31, 2019 had $89 thousand in REO write downs. The change in the value of the loan servicing portfolio decreased $5 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $196 thousand, or 1031.6%, to $215 thousand for the three months ended December 31, 2020 from $19 thousand for the three months ended December 31, 2019. This was primarily due to smaller permanent tax benefits being recognized during the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, which were a result of fewer nonqualified stock options being exercised during the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. Our effective income tax rate was 16.7% and 1.7% for the three months ended December 31, 2020 and 2019, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2020 and December 31, 2019

General. We reported net income of $2.3 million for the six months ended December 31, 2020 as compared to net income of $2.0 million for the six months ended December 31, 2019. Interest income decreased $914 thousand for the six months ended December 31, 2020 compared to December 31, 2019 and interest expense decreased $1.2 million resulting in a net increase to net interest income of $309 thousand. Noninterest income increased $205 thousand for the six months ended December 31, 2020 compared to December 31, 2019. Total noninterest expense decreased $58 thousand. Tax expense increased $252 thousand.

Interest Income. Interest income decreased by $914 thousand to $8.7 million from $9.6 million for the six months ended December 31, 2020 and December 31, 2019, respectively. The yield on interest-earning assets decreased 38 basis points from 3.96% for the six months ended December 31, 2019 to 3.58% for the six months ended December 31, 2020. Total average interest-earning assets decreased by $501 thousand to $480.3 million for the six months ended December 31, 2020 from $480.8 million for the six months ended December 31, 2019.

Interest income on loans decreased by $411 thousand to $7.8 million from $8.3 million for the six months ended December 31, 2020 and December 31, 2019, respectively. The yield on loans decreased 16 basis points from 4.54% for the six months ended December 31, 2019 to 4.38% for the six months ended December 31, 2020. The average balance of loans decreased by $5.3 million, or 1.48%, to $355.8 million for the six months ended December 31, 2020 from $361.1 million for the six months ended December 31, 2019. The decrease in the average balance of our loans is reflective of reduced originations and normal loan repayments.

Interest income on investment securities decreased by $224 thousand, or 22.8%, to $757 thousand for the six months ended December 31, 2020 from $981 thousand for the six months ended December 31, 2019. The decrease reflected a decrease in the yield on securities to 1.64% for the six months ended December 31, 2020 from 2.17% for the six months ended December 31, 2019 offset by an increase in the average balance of securities of $2.2 million, or 2.3%, to $92.5 million for the six months ended December 31, 2020 from $90.3 million for the six months ended December 31, 2019. The increase in the average balances of our securities reflected our efforts during fiscal 2021 to invest in higher yielding assets.

Income on other interest earning assets decreased by $279 thousand, or 82.5%, to $59 thousand for the six months ended December 31, 2020 from $338 thousand for the six months ended December 31, 2019. The average balance of other interest-earning assets increased $2.7 million from the six months ended December 31, 2019 to the six months ended December 31, 2020 and the yield decreased 192 basis points over the same period. The increase in the average balance was due to normal periodic fluctuations. The decrease in yield was primarily the result of an overall decline in rates on money market accounts, the balance of which comprised 68.8% of this category during the six months ended December 31, 2020.

Interest Expense. Interest expense decreased by $1.3 million, or 53.9%, to $1.0 million for the six months ended December 31, 2020 from $2.3 million for the six months ended December 31, 2019. This decrease was attributable to a general decrease in retail and wholesale borrowing rates due to overall market decreases. The decrease reflected a decrease of 57 basis points in the average rate paid on interest-bearing deposits for the six months ended December 31, 2020 to 0.52% from 1.09% for the six months ended December 31, 2019. The decrease in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible in the current declining rate market while remaining competitive in our market. Average interest-bearing deposits were $382.5 million for the six months ended December 31, 2020 compared to $381.1 million for the six months ended December 31, 2019.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased $792 thousand, or 48.8%, to $832 thousand for the six months ended December 31, 2020 from $1.6 million for the six months ended December 31, 2019. The average rate paid on certificates of deposit decreased by 61 basis points from 1.46% for the six months ended December 31, 2019 to 0.85% for the six months ended December 31, 2020 and the average balances decreased by $26.1 million from $221.1 million for the six-month period ended December 31, 2019 to $195.0 million for the six-month period ended December 31, 2020. The decrease in the average balance of certificates of deposit is reflective of normal deposit fluctuation. The decrease in the average rate paid on our certificates of deposit is reflective of an overall decline in market rates.

The second largest decrease in deposit interest expense was related to expense on money market deposits, which decreased $239 thousand, or 73.5%, to $86 thousand for the six months ended December 31, 2020 from $325 thousand for the six months ended December 31, 2019. The average rate paid on money market deposits decreased by 64 basis points from 0.85% for the six months ended December 31, 2019 to 0.21% for the six months ended December 31, 2020 and the average balances increased by $6.2 million from $75.6 million for the six-month period ended December 31, 2019 to $81.8 million for the six-month period ended December 31, 2020. The increase in the average balance of money market deposits is reflective of normal deposit fluctuation. The decrease in the average rate paid on our money market deposits is reflective of an overall decline in market rates.

Interest expense for other borrowings decreased by $148 thousand, or 79.6%, to $38 thousand for the six months ended December 31, 2020 from $186 thousand for the six months ended December 31, 2019. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $5.0 million for the six months ended December 31, 2020 compared to $13.2 million for the six months ended December 31, 2019. The average rate was 1.51% and 2.80% for the six months ended December 31, 2020 and 2019, respectively, due to a decrease in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased by $309 thousand, or 4.2%, to $7.6 million for the six months ended December 31, 2020. Our interest rate spread and net interest margin increased to 3.04% and 3.15%, respectively, from 2.82% and 3.02%, respectively, for the six months ended December 31, 2020 and December 31, 2019, respectively. The decreasing yield on earning assets offset by the lower cost of interest bearing liabilities contributed to the increase in net interest margin for the six months ended December 31, 2020.

Provision for Loan Losses. We recorded no provision for loan losses for the six months ended December 31, 2020 or for the six months ended December 31, 2019. There were $7 thousand in charge-offs for the six months ended December 31, 2020 and $1 thousand in charge-offs for the six months ended December 31, 2019. The lack of provision for the six months ended December 31, 2020 is primarily due to a decrease in the loan portfolio balance.

Our total allowance for loan losses was $1.3 million, or 0.39% of total gross loans as of December 31, 2020 and $1.3 million, or 0.38% of total gross loans as of June 30, 2020. Our total allowance for loan losses was 0.39% and 0.38% of total gross loans, net of PPP loans, as of December 31, 2020 and June 30, 2020, respectively. PPP loans are not allocated any allowance due to the 100% SBA guarantee. There were no specifically identified impaired loans at December 31, 2020 or June 30, 2020. Total loans individually evaluated for impairment decreased $609 thousand, or 25.4%, to $1.8 million at December 31, 2020 compared to $2.4 million at June 30, 2020.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2020 and 2019. There have been no changes to our allowance for loan loss methodology during the six months ended December 31, 2020.

Noninterest Income. Noninterest income increased $205 thousand, or 23.2%, to $1.1 million for the six months ended December 31, 2020 from $885 thousand for the six months ended December 31, 2019. Mortgage servicing income decreased $19 thousand due to a decline in the servicing portfolio balance. Gain on sale of mortgage loans was $101 thousand and $82 thousand for the six months ended December 31, 2020 and 2019, respectively. The change in fair value of equity securities was a gain of $9 thousand for the six months ended December 31, 2020 and a gain of $32 thousand for the six months ended December 31, 2019. Gains or losses on the fair value of equity securities are market driven. The sale of securities resulted in a $109 thousand gain for the six months ended December 31, 2020. There were $12 thousand in gains on the sale of securities for the six months ended December 31, 2019. Gains or losses on the sale of securities are largely market driven. Securities were sold during the six months ended December 31, 2020 to realize market gains and adjust the investment portfolio so that funds could be more beneficially used to yield higher net earnings going forward. The net gain on payoff of purchase credit impaired loans was $195 thousand for the six months ended December 31, 2019 due to the liquidation of two loans. The net gain on payoff of purchase credit impaired loans was $32 thousand for the six months ended December 31, 2019 due to the liquidation of one loan. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2020 decreased by $58 thousand, or 1.0%, to $5.8 million for six months ended December 31, 2020. Salaries and employee benefits increased $129 thousand due to routine increases. Occupancy and equipment decreased $58 thousand due to normal periodic fluctuations. Data processing increased $46 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees decreased $63 thousand primarily due to reduced legal expenses. FDIC deposit insurance increased $61 thousand. The six months ended December 31, 2020 is reflective of the standard FDIC assessed rate. The prior year period reflected an assessment credit received from FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding 1.38% as of June 30, 2019 and September 30, 2019. Foreclosed asset expenses decreased $112 thousand. This is reflective of the six months ended December 31, 2020 having $21 thousand in REO write downs, whereas the six months ended December 31, 2019 had $117 thousand in REO write downs. The change in the value of the loan servicing portfolio decreased $15 thousand due to market conditions. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $252 thousand, or 80.3%, to $566 thousand for the six months ended December 31, 2020 from $314 thousand for the six months ended December 31, 2019. This was primarily due to smaller permanent tax benefits being recognized during the six months ended December 31, 2020 as compared to the six months ended December 31, 2019, which were a result of fewer nonqualified stock options being exercised during the six months ended December 31, 2020 as compared to the six months ended December 31, 2019. Our effective income tax rate was 19.5% and 13.4% for the six months ended December 31, 2020 and 2019, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. Our liquidity monitoring process is designed to contend with changing economic situations, which would include the current COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets (as of December 31, 2020), or approximately $130.5 million as of that date, with a remaining availability of $125.5 million as of December 31, 2020.

Common Stock Dividends. On August 20, 2020 and November 19, 2020, the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.1 million.

Equity Compensation Plans. During the three months ended December 31, 2020, no shares of restricted stock or common stock were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2020, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A.  RISK FACTORS

Disclosures of risk factors are not required of smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer Repurchases. On May 28, 2020, the Board of Directors authorized the repurchase of up to 100,000 of the Company’s common stock. In connection with the authorization of this stock repurchase program, the Board of Directors terminated the Company’s then existing stock repurchase program, which had authorized the Company to purchase up to 100,000 shares of its issued and outstanding common stock. Under this previous program, the Company purchased a total of 97,147 shares of its common stock at a weighted average price of $24.52 per share.

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended December 31, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plans
October 1 - October 31, 2020	—	$—	—		28,899
November 1 - November 30, 2020	132	$23.68	132		28,767
December 1 - December 31, 2020	8,459	$23.50	8,459		20,308	(2)
Total	8,591	$23.50	8,591	(1)

(1)	All shares were purchased pursuant to the publicly announced repurchase program that was approved by the Board of Directors on May 28, 2020. The repurchase program has no expiration date.

(2)	Represents the maximum number of shares available for repurchase under the May 28, 2020 plan at December 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed below.

Exhibit number	Description

31.1	Certification of Curtis T. Evatt, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of John W. Hobbs, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32	Certification of Curtis T. Evatt, President and Chief Executive Officer, and John W. Hobbs, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language):

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

Date: February 12, 2021

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Executive Vice President and Chief Financial Officer