Form 10-Q
period 2021-03-31
Oconee Federal Financial Corp.
filed 2021-05-14
CIK 1501078

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

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

As of May 10, 2021, the registrant had 5,598,177 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I
ITEM 1. FINANCIAL STATEMENTS
	March 31, 2021 (unaudited)	June 30, 2020
ASSETS
Cash and due from banks	$4,607	$4,673
Interest-earning deposits	30,274	29,843
Fed funds sold	—	66
Total cash and cash equivalents	34,881	34,582
Securities available-for-sale	125,181	90,726
Loans	339,538	355,667
Allowance for loan losses	(1,339)	(1,346)
Net loans	338,199	354,321
Loans held for sale, at fair value	352	92
Premises and equipment, net	9,095	9,367
Real estate owned, net	—	159
Accrued interest receivable
Loans	1,008	1,074
Investments	392	364
Restricted equity securities, at cost	1,058	1,249
Bank owned life insurance	19,826	19,482
Goodwill	2,593	2,593
Core deposit intangible	151	211
Loan servicing rights	386	458
Deferred tax assets	884	365
Other assets	466	539
Total assets	$534,472	$515,582

LIABILITIES
Deposits
Noninterest - bearing	$45,966	$43,995
Interest - bearing	395,225	377,097
Total deposits	441,191	421,092
Federal Home Loan Bank advances	5,000	5,000
Accrued interest payable and other liabilities	602	1,185
Total liabilities	446,793	427,277

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized;
6,551,909 and 6,530,074 shares outstanding, respectively	66	65
Treasury stock, at par, 951,932 and 924,618 shares, respectively	(10)	(9)
Additional paid-in capital	6,803	7,342
Retained earnings	80,624	79,071
Accumulated other comprehensive income	458	2,243
Unearned ESOP shares	(262)	(407)
Total shareholders’ equity	87,679	88,305
Total liabilities and shareholders’ equity	$534,472	$515,582

See accompanying notes to the consolidated financial statements

 OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest and dividend income:
Loans, including fees	$3,612	$4,174	$11,456	$12,436
Securities, taxable	294	368	868	1,149
Securities, tax-exempt	86	93	268	292
Other interest-earning assets	25	84	84	422
Total interest income	4,017	4,719	12,676	14,299

Interest expense:
Deposits	399	905	1,408	2,991
Other borrowings	19	13	57	198
Total interest expense	418	918	1,465	3,189

Net interest income	3,599	3,801	11,211	11,110

Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	3,599	3,801	11,211	11,110

Noninterest income:
Service charges on deposit accounts	85	104	260	330
Income on bank owned life insurance	120	121	344	348
Mortgage servicing income	36	44	114	141
Gain on sale of mortgage loans	76	21	177	103
ATM & debit card income	107	82	303	255
Change in fair value of equity securities, net	(20)	(130)	(11)	(98)
Gain on sale of securities, net	—	113	109	125
Gain on payoff of purchase credit impaired loans	—	277	195	309
Other	3	1	7	5
Total noninterest income	407	633	1,498	1,518

Noninterest expense:
Salaries and employee benefits	1,706	1,628	4,999	4,796
Occupancy and equipment	444	556	1,313	1,483
Data processing	244	230	728	667
ATM & debit card expense	82	60	227	182
Professional and supervisory fees	124	132	388	460
Office expense	55	57	165	165
Advertising	48	72	160	199
FDIC deposit insurance	30	1	93	3
Foreclosed assets, net	(26)	123	5	267
Change in loan servicing asset	—	191	72	278
Other	174	196	524	601
Total noninterest expense	2,881	3,246	8,674	9,101

Income before income taxes	1,125	1,188	4,035	3,527
Income tax expense	255	242	821	556

Net income	$870	$946	$3,214	$2,971

Other comprehensive income
Unrealized (losses)/gains on securities available-for-sale	$(2,064)	$1,635	$(2,152)	$2,034
Tax effect	435	(341)	453	(426)
Reclassification adjustment for gains realized in net income	—	(113)	(109)	(125)
Tax effect	—	23	23	26
Total other comprehensive (loss)/income	(1,629)	1,204	(1,785)	1,509
Comprehensive (loss)/income	$(759)	$2,150	$1,429	$4,480

Basic net income per share: (Note 3)	$0.16	$0.17	$0.58	$0.52
Diluted net income per share: (Note 3)	$0.15	$0.17	$0.57	$0.52
Dividends declared per share:	$0.10	$0.10	$0.30	$0.30

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the three months ended March 31, 2021 and March 31, 2020

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total
Balance at December 31, 2019	$65	$(8)	$10,215	$78,392	$699	$(507)	$88,856
Net income	—	—	—	946	—	—	946
Other comprehensive income	—	—	—	—	1,204	—	1,204
Purchase of 42,981 shares of treasury stock (1)	—	(1)	(1,109)	—	—	—	(1,110)
Stock-based compensation expense	—	—	20	—	—	—	20
Dividends	—	—	—	(593)	—	—	(593)
ESOP shares earned	—	—	66	—	—	50	116
Balance at March 31, 2020	$65	$(9)	$9,192	$78,745	$1,903	$(457)	$89,439

Balance at December 31, 2020	$65	$(9)	$7,272	$80,315	$2,087	$(314)	$89,416
Net income	—	—	—	870	—	—	870
Other comprehensive loss	—	—	—	—	(1,629)	—	(1,629)
Purchase of 17,447 shares of treasury stock (2)	—	(1)	(523)	—	—	—	(524)
Stock-based compensation expense	—	—	17	—	—	—	17
Common Stock Issued	1	—	—	—	—	—	1
Dividends	—	—	—	(561)	—	—	(561)
ESOP shares earned	—	—	37	—	—	52	89
Balance at March 31, 2021	$66	$(10)	$6,803	$80,624	$458	$(262)	$87,679

(1)	The weighted average cost of treasury shares purchased during the three months ended was $25.81 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	The weighted average cost of treasury shares purchased during the three months ended was $26.69 per share. Treasury stock repurchases were accounted for using the par value method.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the nine months ended March 31, 2021 and March 31, 2020

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total
Balance at June 30, 2019	$65	$(8)	$10,986	$77,464	$394	$(604)	$88,297
Net income	—	—	—	2,971	—	—	2,971
Other comprehensive income	—	—	—	—	1,509	—	1,509
Purchase of 83,060 shares of treasury stock (1)	—	(1)	(2,036)	—	—	—	(2,037)
Stock-based compensation expense	—	—	59	—	—	—	59
Dividends (2)	—	—	29	(1,690)	—	—	(1,661)
ESOP shares earned	—	—	154	—	—	147	301
Balance at March 31, 2020	$65	$(9)	$9,192	$78,745	$1,903	$(457)	$89,439

Balance at June 30, 2020	$65	$(9)	$7,342	$79,071	$2,243	$(407)	$88,305
Net income	—	—	—	3,214	—	—	3,214
Other comprehensive loss	—	—	—	—	(1,785)	—	(1,785)
Purchase of 27,314 shares of treasury stock (3)	—	(1)	(771)	—	—	—	(772)
Stock-based compensation expense	—	—	58	—	—	—	58
Common Stock Issued	1	—	5	—	—	—	6
Dividends (4)	—	—	21	(1,661)	—	—	(1,640)
ESOP shares earned	—	—	148	—	—	145	293
Balance at March 31, 2021	$66	$(10)	$6,803	$80,624	$458	$(262)	$87,679

(1)	The weighted average cost of treasury shares purchased during the nine months ended was $24.52 per share. Treasury stock repurchases were accounted for using the par value method.
(2)	Approximately $79 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,300 additional shares. The portion of the dividend paid on allocated shares of approximately $50 and resulting release of approximately 4,400 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $29 and resulting release of approximately 2,800 shares, and was accounted for as additional compensation expense for the nine months ended March 31, 2020.
(3)	The weighted average cost of treasury shares purchased during the nine months ended was $25.59 per share. Treasury stock repurchases were accounted for using the par value method.
(4)	Approximately $77 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,000 additional shares. The portion of the dividend paid on allocated shares of approximately $56 and resulting release of approximately 5,300 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $21 and resulting release of approximately 1,700 shares, and was accounted for as additional compensation expense for the nine months ended March 31, 2021.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	March 31,	March 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$3,214	$2,971
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for real estate owned	21	117
Depreciation and amortization, net	1,367	932
Net accretion of purchase accounting adjustments	(160)	(50)
Deferred income tax (benefit)/expense	(54)	403
Net (gain)/loss on sale of real estate owned	(26)	120
Change in loan servicing asset	72	278
Net gain on sales of securities	(109)	(125)
Mortgage loans originated for sale	(11,431)	(9,603)
Mortgage loans sold	11,348	8,623
Gain on sales of mortgage loans	(177)	(103)
Change in fair value of equity securities	11	98
Increase in cash surrender value of bank owned life insurance	(344)	(348)
Gain on payoff of purchased credit impaired loans	(195)	(309)
ESOP compensation expense	293	301
Stock based compensation expense	58	59
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	111	289
Accrued interest payable and other liabilities	(583)	(1)
Net cash provided by operating activities	3,416	3,652

Cash Flows From Investing Activities
Purchases of premises and equipment	(217)	(1,798)
Purchases of securities available-for-sale	(64,054)	(21,627)
Proceeds from maturities, paydowns and calls of securities available-for-sale	18,706	16,708
Proceeds from sales of securities available-for-sale	7,923	14,762
Sales of restricted equity securities	191	818
Purchases of restricted equity securities	—	(213)
Proceeds from sale of real estate owned	216	279
Loan originations and repayments, net	16,425	7,282
Net cash (used)/provided in investing activities	(20,810)	16,211

Cash Flows from Financing Activities
Net change in deposits	20,099	(12,743)
Proceeds from notes payable to FHLB	—	5,000
Repayment of notes payable to FHLB	—	(19,000)
Dividends paid	(1,640)	(1,661)
Purchase of treasury stock	(772)	(2,037)
Proceeds from sale of common stock, net of issuance costs	6	—
Net cash provided/(used) by financing activities	17,693	(30,441)

Change in cash and cash equivalents	299	(10,578)

Cash and cash equivalents, beginning of period	34,582	36,690
Cash and cash equivalents, end of period	$34,881	$26,112

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

(1)       BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES

Basis of Presentation:

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (74.36%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2021 and June 30, 2020 and the results of operations and cash flows for the interim periods ended March 31, 2021 and 2020. All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2021 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

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

Risks and Uncertainties:

The novel coronavirus (“COVID-19”) pandemic has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 pandemic and government responses continue to disrupt global supply chains and adversely impact many industries. The pandemic may continue to have a material adverse impact on economic and market conditions. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and legislation has been passed to provide relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the coronavirus has caused us to modify our business practices with regard to interactions of employees and customers. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of the COVID-19 pandemic with regard to capital, liquidity, loan loss reserves, etc. Nevertheless, the pandemic presents uncertainty and risk with respect to the Company, its performance, and its financial results.

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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Earnings per share
Net income	$870	$946	$3,214	$2,971
Less: distributed earnings allocated to participating securities	—	(1)	(1)	(3)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	—	—	(1)	(2)
Net earnings available to common shareholders	$870	$945	$3,212	$2,966

Weighted average common shares outstanding including participating securities	5,603,199	5,705,937	5,604,002	5,721,903
Less: participating securities	(2,800)	(8,800)	(2,800)	(8,800)
Less: average unearned ESOP shares	(25,927)	(51,990)	(32,181)	(54,778)
Weighted average common shares outstanding	5,574,472	5,645,147	5,569,021	5,658,325

Basic earnings per share	$0.16	$0.17	$0.58	$0.52

Weighted average common shares outstanding	5,574,472	5,645,147	5,569,021	5,658,325
Add: dilutive effects of assumed exercises of stock options	71,769	71,002	71,593	67,598
Average shares and dilutive potential common shares	5,646,241	5,716,149	5,640,614	5,725,923

Diluted earnings per share	$0.15	$0.17	$0.57	$0.52

For the three and nine months ended March 31, 2021, 11,200 shares were considered anti-dilutive as the exercise price was in excess of the average market price, and for the three and nine months ended March 31, 2020, 11,200 shares were considered anti-dilutive as the exercise price was in excess of the average market price.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

(4)       SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at March 31, 2021 and June 30, 2020 are as follows:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$147	$167
Certificates of deposit	2,493	65	—	—	2,558
Municipal securities	18,767	721	(14)	—	19,474
CMOs	8,204	269	(11)	—	8,462
U.S. Government agency mortgage-backed securities	83,453	975	(975)	—	83,453
U.S. Treasury and Government agency bonds	11,518	13	(464)	—	11,067
Total available-for-sale	$124,455	$2,043	$(1,464)	$147	$125,181

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$158	$178
Certificates of deposit	2,493	99	—	—	2,592
Municipal securities	20,821	822	—	—	21,643
CMOs	9,723	383	—	—	10,106
U.S. Government agency mortgage-backed securities	53,660	1,538	(25)	—	55,173
U.S. Treasury and Government agency bonds	1,011	23	—	—	1,034
Total available-for-sale	$87,728	$2,865	$(25)	$158	$90,726

Securities pledged at March 31, 2021 and June 30, 2020 had fair values of $15,073 and $12,524, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At March 31, 2021 and June 30, 2020, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at March 31, 2021 and June 30, 2020. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
March 31, 2021
Available-for-sale:
Municipal securities	$1,263	$(14)	4	$—	$—	—	$1,263	$(14)	4
CMOs	994	(11)	1	—	—	—	994	(11)	1
U.S. Government agency mortgage-backed securities	56,677	(975)	28	—	—	—	56,677	(975)	28
U.S. Treasury and Government agency bonds	10,049	(464)	6	—	—	—	10,049	(464)	6
	$68,983	$(1,464)	39	$—	$—	—	$68,983	$(1,464)	39

	Less than 12 Months			12 Months or More			Total
June 30, 2020	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)

Available-for-sale:
U.S. Government agency mortgage-backed securities	$6,342	$(25)	4	$—	$—	—	$6,342	$(25)	4
	$6,342	$(25)	4	$—	$—	—	$6,342	$(25)	4

(1)	Actual amounts.

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

None of the unrealized losses at March 31, 2021 were recognized into net income for the three or nine months ended March 31, 2021 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2020 were recognized as having OTTI during the year ended June 30, 2020.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2021 and June 30, 2020 by contractual maturity.

	March 31, 2021		June 30, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$2,755	$2,797	$499	$503
Due from one to five years	6,296	6,528	7,759	8,044
Due after five years to ten years	19,676	19,599	10,707	11,152
Due after ten years	4,051	4,175	5,360	5,570
Mortgage-backed securities, CMOs and FHLMC stock (1)	91,677	92,082	63,403	65,457
Total available for sale	$124,455	$125,181	$87,728	$90,726

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
Available-for-sale:	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Proceeds	$—	$9,494	$7,923	$14,762
Gross gains	—	122	109	137
Gross losses	—	(9)	—	(12)

The tax provision related to the net realized gain for the three months ended March 31, 2020 was $23. The tax provision related to the net realized gain for the nine months ended March 31, 2021 and March 31, 2020 was $23 and $26, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data)

(5) LOANS

The components of loans at March 31, 2021 and June 30, 2020 were as follows:

	March 31, 2021	June 30, 2020
Real estate loans:
One-to-four family	$273,276	$283,931
Multi-family	665	704
Home equity	6,233	5,763
Nonresidential	21,228	20,083
Agricultural	1,073	1,187
Construction and land	24,793	29,096
Total real estate loans	327,268	340,764
Commercial and industrial (1)	6,176	8,135
Consumer and other loans	6,094	6,768
Total loans	$339,538	$355,667

(1)	Includes $2,823 and $4,094 of 100% Small Business Administration (“SBA”) guaranteed Paycheck Protection Program (“PPP”) loans as of March 31, 2021 and June 30, 2020, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2021 by portfolio segment:

Three months ended March 31, 2021	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$1,027	$(3)	$—	$—	$1,024
Multi-family	4	—	—	—	4
Home equity	36	5	—	—	41
Nonresidential	117	6	—	—	123
Agricultural	4	—	—	—	4
Construction and land	94	(3)	—	—	91
Total real estate loans	1,282	5	—	—	1,287
Commercial and industrial	28	(5)	—	—	23
Consumer and other loans	29	—	—	—	29
Total loans	$1,339	$—	$—	$—	$1,339

Nine months ended March 31, 2021	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$1,032	$(6)	$(2)	$—	$1,024
Multi-family	4	—	—	—	4
Home equity	34	12	(5)	—	41
Nonresidential	75	48	—	—	123
Agricultural	4	—	—	—	4
Construction and land	105	(14)	—	—	91
Total real estate loans	1,254	40	(7)	—	1,287
Commercial and industrial	65	(42)	—	—	23
Consumer and other loans	27	2	—	—	29
Total loans	$1,346	—	$(7)	$—	$1,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2021:

	Ending Allowance on Loans:		Loans:
At March 31, 2021	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$1,024	$1,748	$271,528
Multi-family	—	4	—	665
Home equity	—	41	—	6,233
Nonresidential	—	123	—	21,228
Agricultural	—	4	—	1,073
Construction and land	—	91	—	24,793
Total real estate loans	—	1,287	1,748	325,520
Commercial and industrial (1)	—	23	—	6,176
Consumer and other loans	—	29	—	6,094
Total loans	$—	$1,339	$1,748	$337,790

(1)	Includes $2,823 of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee.

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2020 by portfolio segment:

Three months ended March 31, 2020	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$993	$6	$—	$—	$999
Multi-family	4	—	—	—	4
Home equity	33	3	—	—	36
Nonresidential	77	(14)	—	—	63
Agricultural	4	—	—	—	4
Construction and land	94	10	—	—	104
Total real estate loans	1,205	5	—	—	1,210
Commercial and industrial	66	(7)	—	—	59
Consumer and other loans	25	2	—	—	27
Total loans	$1,296	$—	$—	$—	$1,296

Nine months ended March 31, 2020	Beginning Balance	Ending Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$995	$4	$—	$—	$999
Multi-family	4	—	—	—	4
Home equity	24	12	—	—	36
Nonresidential	87	(24)	—	—	63
Agricultural	3	1	—	—	4
Construction and land	94	10	—	—	104
Total real estate loans	1,207	3	—	—	1,210
Commercial and industrial	67	(8)	—	—	59
Consumer and other loans	23	5	(1)	—	27
Total loans	$1,297	$—	$(1)	$—	$1,296

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

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2021 and June 30, 2020, including the average recorded investment balance and interest earned for the nine months ended March 31, 2021 and the year ended June 30, 2020:

March 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$1,771	$1,748	$—	$1,790	$26
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	281	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	1,771	1,748	—	2,071	26
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$1,771	$1,748	$—	$2,071	$26

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$1,771	$1,748	$—	$2,071	$26
Consumer and other loans	—	—	—	—	—
Total	$1,771	$1,748	$—	$2,071	$26

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

Total past due loans and nonaccrual loans at March 31, 2021:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$2,031	$866	$627	$3,524	$269,752	$273,276	$2,455	$—
Multi-family	218	—	—	218	447	665	—	—
Home equity	—	—	—	—	6,233	6,233	—	—
Nonresidential	381	—	—	381	20,847	21,228	531	—
Agricultural	—	—	—	—	1,073	1,073	—	—
Construction and land	—	—	—	—	24,793	24,793	—	—
Total real estate loans	2,630	866	627	4,123	323,145	327,268	2,986	—
Commercial and industrial	—	—	—	—	6,176	6,176	—	—
Consumer and other loans	—	—	—	—	6,094	6,094	—	—
Total	$2,630	$866	$627	$4,123	$335,415	$339,538	$2,986	$—

In light of recent disruptions in economic conditions caused by COVID-19, the financial regulators have issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance provides that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Included in the table above are $12,610 in loans that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $8,950 in one-to-four family loans, $3,256 in non-residential loans and $404 in multi-family loans. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” which was extended by the Consolidated Appropriations Act for the fiscal year ending September 30, 2021 provides banks the option to temporarily suspend certain requirements under ASC 340-10 troubled debt restructuring classifications for a limited period of time to account for the effects of COVID-19. The Federal Reserve and the other banking agencies and regulators have also issued a joint statement encouraging banks to work prudently with borrowers and to describe the agencies’ interpretations of how accounting rules under ASC 310-40 apply to certain COVID-19 related modifications. We have not considered any of the COVID-19 related modifications performed to date to be troubled debt restructurings. As of March 31, 2021, $11,669 of such loans were current and $941 were 30 days or more past due. As of March 31, 2021, $12,267 of these are no longer in deferral.

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

Troubled Debt Restructurings:

At March 31, 2021 and June 30, 2020, total loans that have been modified as troubled debt restructurings were $1,699 and $1,985, respectively, which consisted of one non-residential real estate loan and three one-to-four family first lien loans at March 31, 2021, and two non-residential real estate loans and four one-to-four family first lien loans at June 30, 2020. There was no specific allowance for loss established for these loans at March 31, 2021 or June 30, 2020. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. No loans have been modified as troubled debt restructurings during the nine months ended March 31, 2021. No loans modified as troubled debt restructurings during the twelve months ended March 31, 2021 have defaulted since restructuring. All of these loans are on nonaccrual at March 31, 2021 and June 30, 2020. At March 31, 2021 and June 30, 2020, $1,134 and $1,774, respectively, were individually evaluated for impairment.

Allowance for Loan Loss:

There have been no changes to our allowance for loan loss methodology during the quarter ended March 31, 2021. We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available and have made adjustments to certain qualitative factors in our model in response to the additional risks that we believe have become present. After such adjustments to the calculation, we have determined that the recorded allowance is believed to be adequate at this time and as a result no additional provision for loan losses has been recorded during the quarter ended March 31, 2021. However, the rapid development and fluidity of this pandemic precludes any prediction as to the ultimate material adverse impact of the COVID-19 outbreak. We will continue to review and make adjustments as may be necessary as we move through the pandemic related quarantine and the country continues to fully reopen. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three and nine months ended March 31, 2021 and March 31, 2020.

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

Within this category for the nine months ended March 31, 2021 and the year ended June 30, 2020 are PPP loans that were authorized under the CARES Act. PPP loans are originated by the Association, are 100% guaranteed by the SBA and qualify to be forgiven based on certain criteria as determined by the SBA. The Association received a fee, with the percentage depending on the size of the loan, for originating these loans and earns 1% on the outstanding balance for the term of the loans, the maximum of which is five years unless forgiven sooner by the SBA. As of March 31, 2021 $4.2 million of the original $7.0 million of PPP loans have been forgiven.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Total loans by risk grade and portfolio segment at March 31, 2021:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$263,267	$3,541	$2,789	$3,679	$—	$273,276
Multi-family	665	—	—	—	—	665
Home equity	5,995	230	—	8	—	6,233
Nonresidential	20,234	—	855	139	—	21,228
Agricultural	1,073	—	—	—	—	1,073
Construction and land	24,363	391	—	39	—	24,793
Total real estate loans	315,597	4,162	3,644	3,865	—	327,268
Commercial and industrial	6,176	—	—	—	—	6,176
Consumer and other loans	6,094	—	—	—	—	6,094
Total	$327,867	$4,162	$3,644	$3,865	$—	$339,538

Total loans by risk grade and portfolio segment at June 30, 2020:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$273,228	$3,848	$2,930	$3,925	$—	$283,931
Multi-family	704	—	—	—	—	704
Home equity	5,268	392	54	49	—	5,763
Nonresidential	19,077	172	—	834	—	20,083
Agricultural	1,187	—	—	—	—	1,187
Construction and land	28,611	416	—	69	—	29,096
Total real estate loans	328,075	4,828	2,984	4,877	—	340,764
Commercial and industrial	8,135	—	—	—	—	8,135
Consumer and other loans	6,768	—	—	—	—	6,768
Total	$342,978	$4,828	$2,984	$4,877	$—	$355,667

At March 31, 2021, two loans for $98 were in formal foreclosure proceedings and are included in the one-to-four family loan category.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(6)        BORROWINGS

At March 31, 2021 and June 30, 2020, advances from the Federal Home Loan Bank were as follows:

	March 31, 2021
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59%
Total	$5,000

	June 30, 2020
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59%
Total	$5,000

Payments over the next five years are as follows:

2023	$2,500
2025	$2,500

The average interest rate of all outstanding FHLB advances was 1.50% on March 31, 2021 and June 30, 2020, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by $10,906 and $10,786 of investment securities at March 31, 2021 and June 30, 2020, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $131,581 at March 31, 2021.

There were no overnight borrowings at March 31, 2021 or June 30, 2020.

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

Assets measured at fair value on a recurring basis at March 31, 2021 and June 30, 2020 are summarized below:

	Fair Value Measurements
	March 31, 2021		June 30, 2020
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$167	$—	$178	$—
Certificates of deposit	2,558	—	2,592	—
Municipal securities	19,474	—	21,643	—
CMOs	8,462	—	10,106	—
U.S. Government agency mortgage-backed securities	83,453	—	55,173	—
U.S. Treasury and Government agency bonds	11,067	—	1,034	—
Total securities available-for-sale	125,181	—	90,726	—
Loan servicing rights	—	386	—	458
Total financial assets	$125,181	$386	$90,726	$458

There are no liabilities measured at fair value on a recurring basis.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at March 31, 2021 and June 30, 2020:

	Fair Value Measurements
	March 31,	June 30,
	2021	2020
	(Level 3)	(Level 3)
Non-financial assets:
Real estate owned, net:
Nonresidential	$—	$159
Total non-financial assets	—	159
Total assets measured at fair value on a non-recurring basis	$—	$159

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. There was no real estate owned at March 31, 2021. The carrying value of real estate owned at June 30, 2020 was $159. There were no valuation allowances associated with these properties at June 30, 2020.

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended March 31, 2021 and 2020:

	Fair Value Measurements (Level 3)
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$386	$781	$458	$868
Unrealized net losses included in net income	—	(191)	(72)	(278)
Balance at end of period:	$386	$590	$386	$590

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2021 and June 30, 2020.

	Level 3 Quantitative Information
	March 31, 2021 Fair Value	June 30, 2020 Fair Value	Valuation Technique	Unobservable Inputs	Range
Loan servicing rights	$386	$458	Discounted cash flows	Discount rate, estimated timing of cash flows	8.25% to 8.75%

Real estate owned net: Nonresidential	$—	$159	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2021 and June 30, 2020 are summarized below:

	March 31, 2021
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$125,181	$—	$125,181	$—	$125,181
Loans, net (1)	338,199	—	—	338,850	338,850
Loans held for sale(2)	352	—	—	352	352
Loan servicing rights	386	—	—	386	386
Restricted equity securities	1,058	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$441,191	$249,972	$189,966	$—	$439,938
Fed Funds Purchased	—	—	—	—	—
FHLB Advances	5,000	—	5,093	—	5,093

	June 30, 2020
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$90,726	$—	$90,726	$—	$90,726
Loans, net (1)	354,321	—	—	364,636	364,636
Loans held for sale(2)	92	—	—	92	92
Loan servicing rights	458	—	—	458	458
Restricted equity securities	1,249	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$421,092	$223,172	$197,020	$—	$420,192
Fed Funds Purchased	—	—	—	—	—
FHLB Advances	5,000	—	5,141	—	5,141

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2021 and June 30, 2020 was measured using an exit price notion.
(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2020 or 2019. Total ESOP compensation expense for the three and nine months ended March 31, 2021 was $88 and $256, respectively, and for the three and nine months ended March 31, 2020 was $93 and $301, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Shares held by the ESOP at March 31, 2021 and June 30, 2020 were as follows:

	March 31, 2021	June 30, 2020
Committed to be released to participants	5,120	12,903
Allocated to participants	161,352	141,264
Unearned	25,829	38,534
Total ESOP shares	192,301	192,701

Fair value of unearned shares	$674	$993

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

The following table summarizes stock option activity for the nine months ended March 31, 2021:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2020	164,319	$14.18
Granted	—	—
Exercised	(42,418)	11.58
Forfeited	—	—
Outstanding - March 31, 2021	121,901	$15.09	$1,340
Fully vested and exercisable at March 31, 2021	112,401	$14.15	$1,340
Expected to vest in future periods	9,500
Fully vested and expected to vest - March 31, 2021	121,901	$15.09	$1,340

(1) The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $26.08 per share on March 31, 2021.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 4,453 and 3,681 options that were earned during the nine months ended March 31, 2021 and 2020, respectively. Stock-based compensation expense for stock options for the three and nine months ended March 31, 2021 was $5 and $16, respectively, and for the three and nine months ended March 31, 2020 was $5 and $15, respectively. Total unrecognized compensation cost related to stock options was $40 at March 31, 2021 and is expected to be recognized over a weighted-average period of 3.0 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2021:

March 31, 2021
Balance - beginning of year	5,800
Granted	250
Forfeited	—
Vested	(3,250)
Balance - end of period	2,800
Weighted average grant date fair value	$19.79

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended March 31, 2021 was $12 and $42, respectively, and for the three and nine months ended March 31, 2020 was $15 and $44, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $47 at March 31, 2021 and is expected to be recognized over a weighted-average period of 1.2 years.

(10)       LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet.

The principal balances of those loans at March 31, 2021 and June 30, 2020 are as follows:

	March 31, 2021	June 30, 2020
Mortgage loan portfolio serviced for:
FHLMC	$57,208	$69,553

Custodial escrow balances maintained in connection with serviced loans were $475 and $702 at March 31, 2021 and June 30, 2020.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Activity for loan servicing rights for the three and nine months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Loan servicing rights:
Beginning of period:	$386	$781	$458	$868
Change in fair value	—	(191)	(72)	(278)
End of period:	$386	$590	$386	$590

Fair value at March 31, 2021 was determined using a discount rate of 8.75%, prepayment speed assumptions ranging from 10.45% to 16.95% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.15%.  Fair value at March 31, 2020 was determined using a discount rate of 9.00%, prepayment speed assumptions ranging from 7.43% to 30.79% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.26%.

(11)        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended March 31, 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
Cash paid during the period for:
Interest paid	$1,463	$3,187
Income taxes paid	$1,082	$140
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$52	$—
Change in unrealized gain/loss on securities available-for-sale	$(2,261)	$1,909

(12)        SUBSEQUENT EVENTS

Dividend Declared

On April 22, 2021, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of May 6, 2021, and will be paid on or about May 20, 2021.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations nationally and in our market areas;

•	the social and economic effects of the COVID-19 pandemic;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

•	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	increased competition among depository and other financial institutions;

•	our ability to attract and maintain deposits, including introducing new deposit products;

•	inflation and changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

•	risks related to high concentration of loans secured by real estate located in our market areas;

•	changes in the level of government support of housing finance;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in the ability of third-party providers to perform their obligations to us;

•	technological changes that may be more difficult or expensive than expected;

•	cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

•	our reliance on a small executive staff;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

•	the effects of actual government shutdowns;

•	the ability of the U.S. government to manage federal debt limits;

•	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Novel Coronavirus Pandemic (COVID-19)

The COVID-19 pandemic has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 pandemic and government responses continue to disrupt global supply chains and adversely impact many industries. The pandemic may continue to have a material adverse impact on economic and market conditions. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and legislation has been passed to provide relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the coronavirus has caused us to modify our business practices with regard to interactions of employees and customers. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, the pandemic presents uncertainty and risk with respect to the Company, its performance, and its financial results. As a result we could be subject to any of the following additional risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•	if the economy is unable to substantially and successfully stay open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

•	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,

•	limitations may be placed on our ability to foreclose on properties during the pandemic;

•	litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guarantees;

•	the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, that would adversely impact our results of operations and the ability of the Association to pay dividends to us;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

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

Critical Accounting Policies

There were no material changes to the critical accounting policies as disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2020, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at March 31, 2021 and June 30, 2020

Our total assets increased by $18.9 million, or 3.7%, to $534.5 million at March 31, 2021 from $515.6 million at June 30, 2020.

Total cash and cash equivalents increased $299 thousand, or 0.9%, to $34.9 million at March 31, 2021 from $34.6 million at June 30, 2020. The increase in cash and cash equivalents was due to normal periodic fluctuations during the nine month period.

Our available-for-sale securities portfolio increased by $34.5 million from $90.7 million at June 30, 2020 to $125.2 million at March 31, 2021. The Association began actively replenishing security repayments and maturities with purchases due to increased liquidity.

Gross loans decreased $16.2 million, or 4.6%, to $339.5 million at March 31, 2021 from $355.7 million at June 30, 2020. This decrease was due to normal repayments and a decrease in new loan demand during the nine months ended March 31, 2021.

Deposits increased $20.1 million, or 4.8%, to $441.2 million at March 31, 2021 from $421.1 million at June 30, 2020. The increase in our deposits reflected an increase of $9.8 million in interest bearing demand deposit accounts, $9.0 million in money market accounts, $6.0 million in savings deposits and $2.0 million in non-interest bearing deposits partially offset by a decrease of $6.7 million in certificates of deposit. Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2021.

Federal Home Loan Bank advances remained stable at $5.0 million. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of March 31, 2021, or approximately $131.6 million. We had no federal funds purchased as of March 31, 2021 or as of June 30, 2020.

Total shareholders’ equity decreased $626 thousand, or 0.7%, to $87.7 million at March 31, 2021 compared to $88.3 million at June 30, 2020. This was primarily due to our payment of dividends of $1.7 million, an increase in after-tax unrealized losses in our investment portfolio of $1.8 million and $772 thousand used for the repurchase of treasury stock offset by our net income during the period of $3.2 million and the increase of $293 thousand in ESOP shares earned. The Company and the Association exceeded all regulatory capital requirements at March 31, 2021 and June 30, 2020.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2021	June 30, 2020
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,455	$1,969
Multi-family	—	—
Home equity	—	40
Nonresidential	531	732
Agricultural	—	—
Construction and land	—	—
Total real estate loans	2,986	2,741
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans (1)	$2,986	$2,741
Accruing loans past due 90 days or more:
Real estate loans	$—	$—
Commercial and industrial	—	—
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of nonaccrual and 90 days or more past due loans (2)	$2,986	$2,741
Real estate owned, net:
One-to-four family	$—	$—
Nonresidential	—	159
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$2,986	$2,900

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$2,986	$2,900

Total nonperforming loans to total loans	0.88%	0.77%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $1.7 million and $2.0 million, at March 31, 2021 and June 30, 2020, respectively.

(2)	There were no loans past due 90 days or more and still accruing at March 31, 2021 or June 30, 2020.

Nonperforming assets increased $86 thousand from $2.90 million as of June 30, 2020 to $3.0 million as of March 31, 2021. Nonaccrual loans increased $245 thousand to $3.0 million as of March 31, 2021 and real estate owned decreased $159 thousand to zero as of March 31, 2021. There were no accruing loans past due 90 days or more at either date. The increase in nonaccrual loans primarily related to normal monthly fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.56% and 0.88%, respectively, at March 31, 2021 compared to 0.56% and 0.82%, respectively at June 30, 2020.

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

	For the Three Months Ended
	March 31, 2021				March 31, 2020
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$344,551		$3,612	4.19%	$356,416		$4,174	4.68%
Investment securities	96,824		294	1.21	67,393		368	2.18
Investment securities, tax-free	15,189		86	2.26	16,675		93	2.23
Other interest-earning assets	34,619		25	0.29	21,138		84	1.59
Total interest-earning assets	491,183		4,017	3.27	461,622		4,719	4.09
Noninterest-earning assets	40,712				40,715
Total assets	$531,895				$502,337

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$72,015		$27	0.15%	$57,242		$47	0.33
Money market deposits	86,465		38	0.18	76,843		127	0.66%
Regular savings and other deposits	38,865		12	0.13	29,765		18	0.24
Certificates of deposit	193,300		322	0.68	208,684		713	1.37
Total interest-bearing deposits	390,645		399	0.41	372,534		905	0.97
Other Borrowings	5,000		19	1.54	3,294		13	1.58
Total interest-bearing liabilities	395,645		418	0.43	375,828		918	0.98
Noninterest bearing deposits	45,454				34,090
Other noninterest-bearing
liabilities	990				2,106
Total liabilities	442,089				412,024
Equity	89,806				90,313
Total liabilities and equity	$531,895				$502,337
							$3,801
Net interest income			$3,599	2.84%				3.11%
Interest rate spread				2.93%				3.29%
Net interest margin
Average interest-earning assets to
average interest-bearing liabilities	1.24	x			1.23	x

	For the Nine Months Ended
	March 31, 2021				March 31, 2020
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$352,037		$11,456	4.34%	$359,565		$12,436	4.61%
Investment securities	83,164		868	1.39	70,618		1,149	2.17
Investment securities, tax-free	15,807		268	2.26	17,633		292	2.21
Other interest-earning assets	32,905		84	0.34	26,579		422	2.12
Total interest-earning assets	483,913		12,676	3.49	474,395		14,299	4.02
Noninterest-earning assets	38,943				38,977
Total assets	$522,856				$513,372

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$70,607		$89	0.17%	$56,328		$142	0.34%
Money market deposits	83,354		123	0.20	76,005		452	0.79
Regular savings and other deposits	36,833		40	0.14	28,980		59	0.27
Certificates of deposit	194,421		1,156	0.79	216,937		2,338	1.43
Total interest-bearing deposits	385,215		1,408	0.49	378,250		2,991	1.05
Other Borrowings	5,000		57	1.52	9,882		198	2.67
Total interest-bearing liabilities	390,215		1,465	0.50	388,132		3,189	1.09
Noninterest bearing deposits	43,909				34,766
Other noninterest-bearing
liabilities	1,364				2,306
Total liabilities	435,488				425,204
Equity	87,368				88,168
Total liabilities and equity	$522,856				$513,372

Net interest income			$11,211				$11,110
Interest rate spread				2.99%				2.93%
Net interest margin				3.09%				3.13%
Average interest-earning assets to
average interest-bearing liabilities	1.24	x			1.22	x

Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020

General. We reported net income of $870 thousand for the three months ended March 31, 2021 as compared to net income of $946 thousand for the three months ended March 31, 2020. Interest income decreased $702 thousand for the three months ended March 31, 2021 compared to March 31, 2020 and interest expense decreased $500 thousand resulting in a net decrease to net interest income of $202 thousand. Noninterest income decreased $226 thousand for the three months ended March 31, 2021 compared to March 31, 2020. Total noninterest expense decreased $365 thousand. Tax expense increased $13 thousand.

Interest Income. Interest income decreased by $702 thousand to $4.0 million from $4.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The yield on interest-earning assets decreased 82 basis points from 4.09% for the three months ended March 31, 2020 to 3.27% for the three months ended March 31, 2021. Total average interest-earning assets increased by $29.6 million to $491.2 million for the three months ended March 31, 2021 from $461.6 million for the three months ended March 31, 2020.

Interest income on loans decreased by $562 thousand to $3.6 million from $4.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The yield on loans decreased 49 basis points from 4.68% for the three months ended March 31, 2020 to 4.19% for the three months ended March 31, 2021. The average balance of loans decreased by $11.8 million, or 3.31%, to $344.6 million for the three months ended March 31, 2021 from $356.4 million for the three months ended March 31, 2020. The decrease in the average balance of our loans is reflective of reduced originations and normal loan repayments.

Interest income on investment securities decreased by $81 thousand, or 17.6%, to $380 thousand for the three months ended March 31, 2021 from $461 thousand for the three months ended March 31, 2020. The decrease reflected a decrease in the yield on securities to 1.36% for the three months ended March 31, 2021 from 2.19% for the three months ended March 31, 2020 offset by an increase in the average balance of securities of $27.9 million, or 33.2%, to $112.0 million for the three months ended March 31, 2021 from $84.1 million for the three months ended March 31, 2020. The increase in the average balances of our securities reflected our efforts during fiscal 2021 to invest in higher yielding assets.

Income on other interest earning assets decreased by $59 thousand, or 70.2%, to $25 thousand for the three months ended March 31, 2021 from $84 thousand for the three months ended March 31, 2020. The average balance of other interest-earning assets increased $13.5 million from the three months ended March 31, 2020 to the three months ended March 31, 2021 and the yield decreased 130 basis points over the same period. The increase in the average balance was due to normal periodic fluctuations. The decrease in yield was primarily the result of an overall decline in rates on money market accounts and our Federal Reserve excess balance account, the balance of which comprised 95.7% of this category during the three months ended March 31, 2021.

Interest Expense. Interest expense decreased by $500 thousand, or 54.5%, to $418 thousand for the three months ended March 31, 2021 from $918 thousand for the three months ended March 31, 2020. This decrease was attributable to a general decrease in retail and wholesale borrowing rates due to overall market decreases. The decrease reflected a decrease of 56 basis points in the average rate paid on interest-bearing deposits for the three months ended March 31, 2021 to 0.41% from 0.97% for the three months ended March 31, 2020. The decrease in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible in the current declining rate market while remaining competitive in our market. Average interest-bearing deposits were $390.6 million for the three months ended March 31, 2021 compared to $372.5 million for the three months ended March 31, 2020.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased $391 thousand, or 54.8%, to $322 thousand for the three months ended March 31, 2021 from $713 thousand for the three months ended March 31, 2020. The average rate paid on certificates of deposit decreased by 69 basis points from 1.37% for the three months ended March 31, 2020 to 0.68% for the three months ended March 31, 2021 and the average balances decreased by $15.4 million from $208.7 million for the three-month period ended March 31, 2020 to $193.3 million for the three-month period ended March 31, 2021. The decrease in the average balance of certificates of deposit is reflective of normal deposit fluctuation. The decrease in the average rate paid on our certificates of deposit is reflective of an overall decline in market rates.

The second largest decrease in deposit interest expense was related to expense on money market deposits, which decreased $89 thousand, or 70.1%, to $38 thousand for the three months ended March 31, 2021 from $127 thousand for the three months ended March 31, 2020. The average rate paid on money market deposits decreased by 48 basis points from 0.66% for the three months ended March 31, 2020 to 0.18% for the three months ended March 31, 2021 and the average balances increased by $9.7 million from $76.8 million for the three-month period ended March 31, 2020 to $86.5 million for the three-month period ended March 31, 2021. The increase in the average balance of money market deposits is reflective of normal deposit fluctuation. The decrease in the average rate paid on our money market deposits is reflective of an overall decline in market rates.

Interest expense for other borrowings increased by $6 thousand, or 46.2%, to $19 thousand for the three months ended March 31, 2021 from $13 thousand for the three months ended March 31, 2020. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $5.0 million for the three months ended March 31, 2021 compared to $3.3 million for the three months ended March 31, 2020. The average rate was 1.54% and 1.59% for the three months ended March 31, 2021 and 2020, respectively, due to a decrease in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses decreased by $202 thousand, or 5.3%, to $3.6 million for the three months ended March 31, 2021. Our interest rate spread and net interest margin decreased to 2.84% and 2.93%, respectively, from 3.11% and 3.29%, respectively, for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in yield on earning assets was larger than the decrease in cost of interest bearing liabilities which contributed to the decrease in net interest margin for the three months ended March 31, 2021.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2021 or for the three months ended March 31, 2020. There were no charge-offs for the three months ended March 31, 2021 or for the three months ended March 31, 2020. The lack of provision for the three months ended March 31, 2021 is primarily due to a decrease in the loan portfolio balance.

Our total allowance for loan losses was $1.3 million, or 0.39% of total gross loans as of March 31, 2021 and $1.3 million, or 0.38% of total gross loans as of June 30, 2020. Our total allowance for loan losses was 0.40% and 0.38% of total gross loans, net of PPP loans, as of March 31, 2021 and June 30, 2020, respectively. PPP loans are not allocated any allowance due to the 100% SBA guarantee. There were no specifically identified impaired loans at March 31, 2021 or June 30, 2020. Total loans individually evaluated for impairment decreased $646 thousand, or 27.0%, to $1.7 million at March 31, 2021 compared to $2.4 million at June 30, 2020.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2021 and 2020. There have been no changes to our allowance for loan loss methodology during three months ended March 31, 2021.

Noninterest Income. Noninterest income decreased $226 thousand, or 35.7%, to $407 thousand for the three months ended March 31, 2021 from $633 thousand for the three months ended March 31, 2020. Mortgage servicing income decreased $8 thousand due to a decline in the servicing portfolio balance. Gain on sale of mortgage loans was $76 thousand and $21 thousand for the three months ended March 31, 2021 and 2020, respectively. The change in fair value of equity securities was a loss of $20 thousand for the three months ended March 31, 2021 compared to a loss of $130 thousand for the three months ended March 31, 2020. Gains or losses on the fair value of equity securities are market driven. There were no sales of securities for the three months ended March 31, 2021. There were $113 thousand in gains on the sale of securities for the three months ended March 31, 2020. Gains or losses on the sale of securities are largely market driven. Securities were sold during the quarter ended March 31, 2020 to realize market gains and adjust the investment portfolio so that funds could be more beneficially used to yield higher net earnings going forward. There were no payoffs of purchase credit impaired loans for the three months ended March 31, 2021. The net gain on payoff of purchase credit impaired loans was $277 thousand for the three months ended March 31, 2020 due to the liquidation of two loans. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2021 decreased by $365 thousand, or 11.2%, to $2.9 million for three months ended March 31, 2021. Salaries and employee benefits increased $78 thousand due to routine increases. Occupancy and equipment decreased $112 thousand due to normal periodic fluctuations. Data processing increased $14 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees decreased $8 thousand due to normal periodic fluctuations. FDIC deposit insurance increased $29 thousand. The three months ended March 31, 2021 is reflective of the standard FDIC assessed rate. The prior year period reflected an assessment credit received from FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding 1.38% as of December 31, 2019. Foreclosed asset expenses decreased $149 thousand. This is reflective of the three months ended March 31, 2021 having $25 thousand in net gains on the sale of REO whereas the three months ended March 31, 2020 had a $120 thousand loss on the sale of REO property. For the three months ended March 31, 2021, we did not recognize a change in value of the loan servicing asset as compared to a $191 thousand decrease for the three months ended March 31, 2020. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $13 thousand, or 5.4%, to $255 thousand for the three months ended March 31, 2021 from $242 thousand for the three months ended March 31, 2020. This was primarily due to less favorable temporary tax differences being recognized during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Our effective income tax rate was 22.7% and 20.4% for the three months ended March 31, 2021 and 2020, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2021 and March 31, 2020

General. We reported net income of $3.2 million for the nine months ended March 31, 2021 as compared to net income of $3.0 million for the nine months ended March 31, 2020. Interest income decreased $1.6 million for the nine months ended March 31, 2021 compared to March 31, 2020 and interest expense decreased $1.7 million resulting in a net increase to net interest income of $101 thousand. Noninterest income decreased $20 thousand for the nine months ended March 31, 2021 compared to March 31, 2020. Total noninterest expense decreased $427 thousand. Tax expense increased $265 thousand.

Interest Income. Interest income decreased by $1.6 million to $12.7 million from $14.3 million for the nine months ended March 31, 2021 and March 31, 2020, respectively. The yield on interest-earning assets decreased 53 basis points from 4.02% for the nine months ended March 31, 2020 to 3.49% for the nine months ended March 31, 2021. Total average interest-earning assets increased by $9.5 million to $483.9 million for the nine months ended March 31, 2021 from $474.4 million for the nine months ended March 31, 2020.

Interest income on loans decreased by $980 thousand to $11.5 million from $12.4 million for the nine months ended March 31, 2021 and March 31, 2020, respectively. The yield on loans decreased 27 basis points from 4.61% for the nine months ended March 31, 2020 to 4.34% for the nine months ended March 31, 2021. The average balance of loans decreased by $7.6 million, or 2.1%, to $352.0 million for the nine months ended March 31, 2021 from $359.6 million for the nine months ended March 31, 2020. The decrease in the average balance of our loans is reflective of reduced originations and normal loan repayments.

Interest income on investment securities decreased by $305 thousand, or 21.2%, to $1.1 million for the nine months ended March 31, 2021 from $1.4 million for the nine months ended March 31, 2020. The decrease reflected a decrease in the yield on securities to 1.53% for the nine months ended March 31, 2021 from 2.18% for the nine months ended March 31, 2020 offset by an increase in the average balance of securities of $10.7 million, or 12.1%, to $99.0 million for the nine months ended March 31, 2021 from $88.3 million for the nine months ended March 31, 2020. The increase in the average balances of our securities reflected our efforts during fiscal 2021 to invest in higher yielding assets.

Income on other interest earning assets decreased by $338 thousand, or 80.1%, to $84 thousand for the nine months ended March 31, 2021 from $422 thousand for the nine months ended March 31, 2020. The average balance of other interest-earning assets increased $6.3 million from the nine months ended March 31, 2020 to the nine months ended March 31, 2021 and the yield decreased 178 basis points over the same period. The increase in the average balance was due to normal periodic fluctuations. The decrease in yield was primarily the result of an overall decline in rates on money market accounts and our Federal Reserve excess balance account, the balance of which comprised 95.4% of this category during the nine months ended March 31, 2021.

Interest Expense. Interest expense decreased by $1.7 million, or 54.1%, to $1.5 million for the nine months ended March 31, 2021 from $3.2 million for the nine months ended March 31, 2020. This decrease was attributable to a general decrease in retail and wholesale borrowing rates due to overall market decreases. The decrease reflected a decrease of 56 basis points in the average rate paid on interest-bearing deposits for the nine months ended March 31, 2021 to 0.49% from 1.05% for the nine months ended March 31, 2020. The decrease in the average rate paid on deposits reflects our efforts to keep our cost of funds as low as possible in the current declining rate market while remaining competitive in our market. Average interest-bearing deposits were $385.2 million for the nine months ended March 31, 2021 compared to $378.3 million for the nine months ended March 31, 2020.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased $1.1 million, or 47.8%, to $1.2 million for the nine months ended March 31, 2021 from $2.3 million for the nine months ended March 31, 2020. The average rate paid on certificates of deposit decreased by 64 basis points from 1.43% for the nine months ended March 31, 2020 to 0.79% for the nine months ended March 31, 2021 and the average balances decreased by $22.5 million from $216.9 million for the nine-month period ended March 31, 2020 to $194.4 million for the nine-month period ended March 31, 2021. The decrease in the average balance of certificates of deposit is reflective of normal deposit fluctuation. The decrease in the average rate paid on our certificates of deposit is reflective of an overall decline in market rates.

The second largest decrease in deposit interest expense was related to expense on money market deposits, which decreased $329 thousand, or 72.8%, to $123 thousand for the nine months ended March 31, 2021 from $452 thousand for the nine months ended March 31, 2020. The average rate paid on money market deposits decreased by 59 basis points from 0.79% for the nine months ended March 31, 2020 to 0.20% for the nine months ended March 31, 2021 and the average balances increased by $7.4 million from $76.0 million for the nine-month period ended March 31, 2020 to $83.4 million for the nine-month period ended March 31, 2021. The increase in the average balance of money market deposits is reflective of normal deposit fluctuation. The decrease in the average rate paid on our money market deposits is reflective of an overall decline in market rates.

Interest expense for other borrowings decreased by $141 thousand, or 71.2%, to $57 thousand for the nine months ended March 31, 2021 from $198 thousand for the nine months ended March 31, 2020. Other borrowings include both FHLB advances as well as overnight federal funds purchased. Average other borrowings were $5.0 million for the nine months ended March 31, 2021 compared to $9.9 million for the nine months ended March 31, 2020. The average rate was 1.52% and 2.67% for the nine months ended March 31, 2021 and 2020, respectively, due to a decrease in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased by $101 thousand, or 0.91%, to $11.2 million for the nine months ended March 31, 2021. Our interest rate spread increased to 2.99% from 2.93% for the nine months ended March 31, 2021 and March 31, 2020, respectively. Our net interest margin decreased to 3.09% from 3.13% for the nine months ended March 31, 2021 and March 31, 2020, respectively. The interest margin decline is partially attributed to an increase in the percentage of investments to total interest earning assets. The decreasing yield on earning assets, when coupled with the increased balances of interest earning assets, offset by the lower cost of interest bearing liabilities contributed to the increase in net interest income for the nine months ended March 31, 2021.

Provision for Loan Losses. We recorded no provision for loan losses for the nine months ended March 31, 2021 or for the nine months ended March 31, 2020. There were $7 thousand in charge-offs for the nine months ended March 31, 2021 and $1 thousand in charge-offs for the nine months ended March 31, 2020. The lack of provision for the nine months ended March 31, 2021 is primarily due to a decrease in the loan portfolio balance.

Our total allowance for loan losses was $1.3 million, or 0.39% of total gross loans as of March 31, 2021 and $1.3 million, or 0.38% of total gross loans as of June 30, 2020. Our total allowance for loan losses was 0.40% and 0.38% of total gross loans, net of PPP loans, as of March 31, 2021 and June 30, 2020, respectively. PPP loans are not allocated any allowance due to the 100% SBA guarantee. There were no specifically identified impaired loans at March 31, 2021 or June 30, 2020. Total loans individually evaluated for impairment decreased $646 thousand, or 27.0%, to $1.7 million at March 31, 2021 compared to $2.4 million at June 30, 2020.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2021 and 2020. There have been no changes to our allowance for loan loss methodology during the nine months ended March 31, 2021.

Noninterest Income. Noninterest income decreased $20 thousand, or 1.3%, to $1.50 million for the nine months ended March 31, 2021 from $1.52 million for the nine months ended March 31, 2020. Mortgage servicing income decreased $27 thousand due to a decline in the servicing portfolio balance. Gain on sale of mortgage loans was $177 thousand and $103 thousand for the nine months ended March 31, 2021 and 2020, respectively. The change in fair value of equity securities was a loss of $11 thousand for the nine months ended March 31, 2021 and a loss of $98 thousand for the nine months ended March 31, 2020. Gains or losses on the fair value of equity securities are market driven. The sale of securities resulted in a $109 thousand gain for the nine months ended March 31, 2021. There were $125 thousand in gains on the sale of securities for the nine months ended March 31, 2020. Gains or losses on the sale of securities are largely market driven. Securities were sold during the nine months ended March 31, 2021 and March 31, 2020 to realize market gains and adjust the investment portfolio so that funds could be more beneficially used to yield higher net earnings going forward. The net gain on payoff of purchase credit impaired loans was $195 thousand for the nine months ended March 31, 2021 due to the liquidation of two loans. The net gain on payoff of purchase credit impaired loans was $309 thousand for the nine months ended March 31, 2020 due to the liquidation of three loans. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2021 decreased by $427 thousand, or 4.7%, to $8.7 million for nine months ended March 31, 2021. Salaries and employee benefits increased $203 thousand due to routine increases. Occupancy and equipment decreased $170 thousand due to normal periodic fluctuations. Data processing increased $61 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees decreased $72 thousand primarily due to reduced legal expenses. FDIC deposit insurance increased $90 thousand. The nine months ended March 31, 2021 is reflective of the standard FDIC assessed rate. The prior year period reflected an assessment credit received from FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding 1.38% as of June 30, 2019, September 30, 2019 and December 31, 2019. Foreclosed asset expenses decreased $262 thousand. This is reflective of the nine months ended March 31, 2021 having $83 thousand in losses on sale of REO offset by $87 thousand in gains on sale of REO, whereas the nine months ended March 31, 2020 had $237 thousand in write downs and losses on sale of REO. The change in the value of the loan servicing portfolio decreased $206 thousand. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $265 thousand, or 47.7%, to $821 thousand for the nine months ended March 31, 2021 from $556 thousand for the nine months ended March 31, 2020. This was primarily due to smaller permanent tax benefits being recognized during the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020, which were a result of fewer nonqualified stock options being exercised during the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020. Our effective income tax rate was 20.3% and 15.8% for the nine months ended March 31, 2021 and 2020, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. Our liquidity monitoring process is designed to contend with changing economic situations, which would include the current COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Treasury and Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets, as of March 31, 2021, or approximately $131.6 million as of that date, with a remaining availability of $126.6 million as of March 31, 2021.

Common Stock Dividends. On August 20, 2020, November 19, 2020 and February 25, 2021, the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.7 million.

Equity Compensation Plans. During the three months ended March 31, 2021, no shares of restricted stock or common stock were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required of smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer Repurchases. On May 28, 2020, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock. In connection with the authorization of this stock repurchase program, the Board of Directors terminated the Company’s then existing stock repurchase program, which had authorized the Company to purchase up to 100,000 shares of its issued and outstanding common stock. Under this previous program, the Company purchased a total of 97,147 shares of its common stock at a weighted average price of $24.52 per share.

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended March 31, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plans
January 1 - January 31, 2021	321	$23.52	321		19,987
February 1 - February 28, 2021	—	$—	—		19,987
March 1 - March 31, 2021	17,126	$26.75	17,126		2,861	(2)
Total	17,447	$26.69	17,447	(1)

(1)	All shares were purchased pursuant to the publicly announced repurchase program that was approved by the Board of Directors on May 28, 2020. The repurchase program has no expiration date.

(2)	Represents the maximum number of shares available for repurchase under the May 28, 2020 plan at March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed below.

Exhibit number	Description
31.1	Certification of Curtis T. Evatt, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of John W. Hobbs, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32	Certification of Curtis T. Evatt, President and Chief Executive Officer, and John W. Hobbs, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language):
	(i)	Consolidated Balance Sheets
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
Date: May 14, 2021
/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Executive Vice President and Chief Financial Officer