Form 10-K
period 2021-06-30
Oconee Federal Financial Corp.
filed 2021-09-21
CIK 1501078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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

As of September 8, 2021 there were 5,592,872 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2020 was $36.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders. (Part III)

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

Novel Coronavirus Pandemic (COVID-19)

The COVID-19 pandemic has adversely impacted global commercial activity and contributed to volatility in financial markets. The COVID-19 pandemic and government responses continue to disrupt global supply chains and adversely impact many industries. The pandemic may continue to have a material adverse impact on economic and market conditions. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and legislation has been passed to provide relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the coronavirus has caused us to modify our business practices with regard to interactions of employees and customers. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

The fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, the pandemic presents uncertainty and risk with respect to Oconee Federal Financial Corp., its performance, and its financial results. As a result we could be subject to any of the following additional risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,
●	limitations may be placed on our ability to foreclose on properties;
●

litigation, regulatory enforcement risk and reputation risk regarding our participation in the Paycheck Protection Program (“PPP”) and the risk that the Small Business Administration (“SBA”) may not fund some or all PPP loan guarantees;

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

As of June 30, 2021, Oconee Federal Financial Corp. had 5,593,135 shares outstanding and a market capitalization of approximately $130.8 million.

The executive offices of Oconee Federal Financial Corp. are located at 201 East North Second Street, Seneca, South Carolina 29678, and the telephone number is (864) 882-2765. Our website address is www.oconeefederal.com. Information on our website should not be considered a part of this annual report. Oconee Federal Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.   At June 30, 2021, we had total assets of $543.7 million, total deposits of $439.9 million and total equity of $88.1 million. We recorded net income of $4.1 million for the year ended June 30, 2021.

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

Oconee Federal, MHC

Oconee Federal, MHC is a federally-chartered mutual holding company formed in 2011 to become the mutual holding company of Oconee Federal Financial Corp. in connection with the mutual holding company reorganization of Oconee Federal Savings and Loan Association. As a mutual non-stock holding company, Oconee Federal, MHC has as its members all current holders of deposit accounts at Oconee Federal Savings and Loan Association and certain borrowers as of October 21, 1991, whose borrowings remain outstanding. As a mutual holding company, Oconee Federal, MHC is required by law to own a majority of the voting stock of Oconee Federal Financial Corp. Oconee Federal, MHC is not currently, and at no time has been, an operating company.

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

Competition

Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of our primary markets and the relatively large number of institutions that maintain a presence in the area. Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks. We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as investment services, trust services and private banking. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2020 the most recent date of available data, our market share of deposits represented 21.2%, 0.2%, 8.0%, and 20.5% of FDIC-insured deposits in Oconee County, South Carolina, Pickens County, South Carolina, Rabun County, Georgia, and Stephens County, Georgia, respectively.

Lending Activities

The principal lending activity of Oconee Federal Savings and Loan Association is originating one-to-four family residential mortgage loans and, to a lesser extent, home equity loans and lines of credit, nonresidential real estate loans, construction and land loans, commercial loans, agricultural loans, and other loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At June 30,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$268,889	79.30%	$283,931	79.83%	$289,077	80.28%	$269,868	82.34%	$259,854	84.49%
Multi-family	649	0.19	704	0.20	1,605	0.45	1,735	0.53	1,864	0.61
Home equity	6,158	1.82	5,763	1.62	5,191	1.44	3,914	1.19	4,900	1.59
Nonresidential	21,868	6.45	20,083	5.65	19,350	5.37	17,591	5.37	19,176	6.23
Agricultural	2,683	0.79	1,187	0.33	1,510	0.42	1,272	0.39	1,441	0.47
Construction and land	27,002	7.96	29,096	8.18	33,651	9.35	27,513	8.39	15,254	4.96
Total real estate loans	327,249	96.51	340,764	95.81	350,384	97.31	321,893	98.21	302,489	98.35
Commercial and industrial(1)	5,871	1.73	8,135	2.29	4,390	1.22	326	0.10	51	0.02
Consumer and other loans	5,969	1.76	6,768	1.90	5,314	1.47	5,539	1.69	5,018	1.63
Total loans	$339,089	100.00%	$355,667	100.00%	$360,088	100.00%	$327,758	100.00%	$307,558	100.00%
Allowance for loan losses	(1,339)		(1,346)		(1,297)		(1,097)		(1,016)
Loans, net	$337,750		$354,321		$358,791		$326,661		$306,542

(1)	Includes $2.7 million and $4.1 million of 100% SBA-guaranteed PPP loans as of June 30, 2021 and 2020, respectively.

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	Real Estate Loans
	One-to-Four Family	Multi-family	Home Equity	Non-Residential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$1,095	$—	$194	$517	$498	$3,027	$71	$5,220	$10,622
More than one to five years	10,722	—	436	13,247	1,623	7,955	3,968	547	38,498
More than five to ten years	16,927	432	5,328	6,436	338	665	1,832	137	32,095
More than ten years	240,145	217	200	1,668	224	15,355	—	65	257,874
Total	$268,889	$649	$6,158	$21,868	$2,683	$27,002	$5,871	$5,969	$339,089

For loans with maturities greater than one year from June 30, 2021, $46.3 million have variable rates and $282.2 million have fixed rates.

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2021, based on the 15% limitation, Oconee Federal Savings and Loan Association’s loans-to-one-borrower limit was approximately $12.3 million. At June 30, 2021, our largest loan relationship with one borrower was for approximately $4.3 million secured by a commercial property and was performing in accordance with its terms on that date.

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

One-to-four Family Residential Real Estate. The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences. These loans are made in amounts generally with loan-to-value ratios of up to 80% for traditional owner-occupied homes. For traditional homes, we may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral. We may make exceptions for special loan programs that we offer. At June 30, 2021, $268.9 million, or 79.3% of our total loan portfolio, consisted of one-to-four family residential mortgage loans. Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.

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

Within this category for the years ending June 30, 2021 and 2020 are PPP loans that were authorized under the 2020 Coronavirus, Aid, Relief, and Economic Security (“CARES”) Act. PPP loans are originated by the Association, are 100% guaranteed by the SBA and qualify to be forgiven based on certain criteria as determined by the SBA. The Association receives a fee, with the percentage depending on the size of the loan, for originating these loans and earns 1% on the outstanding balance for the term of the loans, the maximum of which is five years unless forgiven sooner by the SBA.

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

Secondary Mortgage Lending

We have access to secondary mortgage lending programs. As such we originated and sold $17.0 million of conforming one-to-four residential real estate mortgage loans for the year ended June 30, 2021 as compared to $12.9 million for the year ended June 30, 2020.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated:

	At June 30,
	2021				2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,302	$574	$434	$3,310	$2,055	$407	$561	$3,023
Multi-family	—	217	—	217	—	—	—	—
Home equity	61	—	—	61	—	—	40	40
Nonresidential	374	—	—	374	179	—	—	179
Agricultural	—	—	—	—	—	—	—	—
Construction and land	6	—	—	6	—	10	—	10
Total real estate loans	2,743	791	434	3,968	2,234	417	601	3,252
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—	—	—
Total	$2,743	$791	$434	$3,968	$2,234	$417	$601	$3,252

Total delinquencies increased $716 thousand, or 22.0%, to $4.0 million at June 30, 2021 as compared to total delinquencies of $3.3 million at June 30, 2020. We count loans with partial payments due as delinquent.

COVID-19 Loan Modifications. Included in the table above are loans that were modified to defer principal payments or principal and interest payments from three to six months based on our affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. These loans are not considered troubled debt restructurings (“TDRs”). As of June 30, 2021, $784 thousand were 30 days or more past due.

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

	At June 30,
	2021	2020
	(Dollars in thousands)
Special mention assets	$3,716	$2,984
Substandard assets	3,819	4,877
Real estate owned	—	159
Total Special mention and Classified assets	$7,535	$8,020

Real estate owned assets decreased by $159 thousand, or 100.0%, to zero at June 30, 2021 from $159 thousand at June 30, 2020. Our substandard assets decreased by $1.1 million, or 21.7%, to $3.8 million at June 30, 2021 from $4.9 million at June 30, 2020. Our overall classified asset totals decreased by $485 thousand, or 6.0%, to $7.5 million at June 30, 2021 from $8.0 million at June 30, 2020. Special mention assets at June 30, 2021 consisted primarily of one-to-four family real estate loans of $3.0 million and $727 thousand of nonresidential real estate loans as compared to the June 30, 2020 balances which consisted primarily of one-to-four family real estate loans of $2.9 million and $54 thousand of other loans. Substandard assets at June 30, 2021 consisted primarily of $3.6 million in one-to-four family residential real estate loans, $150 thousand of nonresidential real estate loans and $47 thousand of other loans as compared to the June 30, 2020 balances which consisted primarily of $3.9 million in one-to-four family residential real estate loans, $834 thousand of nonresidential real estate loans and $118 thousand of other loans.

Loans classified as substandard and doubtful are considered to be impaired loans. Impaired loans are loans that we do not reasonably believe that we will collect all contractual principal and interest payments due on the loans. Those $250 thousand and over are individually evaluated to determine if a specific loss reserve is required. All others are collectively evaluated. The recorded investment of substandard and doubtful loans at June 30, 2021 was $3.8 million, a decrease of $1.1 million from $4.9 million at June 30, 2020. There were no specific allowances reserved for these loans at June 30, 2021 or June 30, 2020.

Nonperforming Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection. Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual. Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. Loans are moved to nonaccrual status in accordance with our policy, which is typically upon 90 days of non-payment. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered TDRs. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended June 30, 2021, there were no defaults on any loans that were considered TDRs. At June 30, 2021, all TDRs were on nonaccrual status.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:

	At June 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,260	$1,969	$2,674	$3,969	$2,762
Multi-family	—	—	—	—	—
Home equity	—	40	40	40	89
Nonresidential	521	732	816	908	43
Agricultural	—	—	356	445	514
Construction and land	—	—	31	19	75
Total real estate loans	2,781	2,741	3,917	5,381	3,483
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	1	—
Total nonaccrual loans	$2,781	$2,741	$3,917	$5,382	$3,483
Accruing loans past due 90 days or more:
Real estate loans	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Total of nonaccrual and 90 days or more past due loans	$2,781	$2,741	$3,917	$5,382	$3,483
Real estate owned:
One-to-four family	$—	$—	$226	$91	$152
Nonresidential	—	159	585	983	713
Construction and land	—	—	—	—	—
Total real estate owned	—	159	811	1,074	865
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$2,781	$2,900	$4,728	$6,456	$4,348

Accruing troubled debt restructurings	$—	$—	$—	$—	$—
Accruing troubled debt restructurings and total nonperforming assets	$2,781	$2,900	$4,728	$6,456	$4,348

Total nonperforming loans to total loans	0.82%	0.77%	1.09%	1.64%	1.13%
Total nonperforming assets to total assets	0.51%	0.56%	0.90%	1.32%	0.90%
Total nonperforming assets to loans and real estate owned	0.82%	0.81%	1.31%	1.96%	1.41%

All nonperforming loans in the table above were classified either as substandard or doubtful. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $151 thousand for the year ended June 30, 2021. No interest was recognized on these loans for the year ended June 30, 2021. Interest income that would have been recorded had our TDRs been current in accordance with their original terms was $71 thousand for the year ended June 30, 2021. No interest was recognized on TDRs during the year ended June 30, 2021.

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

We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available and have made an adjustment to the qualitative factor related to the economy in our model in response to the additional risks that we believe have become present. However, the fluidity of this pandemic precludes any prediction as to the ultimate impact of the COVID-19 outbreak. We will continue to review and make adjustments as may be necessary.

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

Overall Allowance. Our allowance at June 30, 2021 reflects a general valuation component of $1.3 million and no specific component of specific loans determined to be impaired. Our allowance at June 30, 2020 also consisted of a general valuation component of $1.3 million and no specific component of specific loans determined to be impaired. The overall allowance remained stable at $1.3 million but increased as a percentage of total loans to 0.39% as of June 30, 2021 compared to 0.38% as of June 30, 2020.

At June 30, 2021, all individually evaluated impaired loans were within our acquired loan portfolio and totaled $1.7 million, all of which were purchased credit impaired. There was no impairment measured on these loans. At June 30, 2020, within our acquired loan portfolio, we had a total of $2.4 million in individually evaluated impaired loans, all of which were purchased credit impaired. There was no impairment measured on these loans.

Within our originated portfolio, there were no loans specifically identified as impaired at June 30, 2021 or June 30, 2020. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2021 and 2020. Net charge-offs for the year ended June 30, 2021 were $7 thousand compared to $1 thousand for the year ended June 30, 2020.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated:

	Year Ended June 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Allowance at beginning of year	$1,346	$1,297	$1,097	$1,016	$922
Provision for loan losses	—	50	218	108	203
Charge-offs:
Real estate loans
One-to-four family	(2)	—	(18)	—	(33)
Multi-family	—	—	—	—	—
Home equity	(5)	—	—	(13)	—
Nonresidential	—	—	—	—	(77)
Agricultural	—	—	—	—	—
Construction and land	—	—	—	(26)	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	(1)	—	(1)	(1)
Total charge-offs	(7)	(1)	(18)	(40)	(111)

Recoveries:
Real estate loans
One-to-four family	—	—	—	—	2
Multi-family	—	—	—	—	—
Home equity	—	—	—	13	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	—	—	—	13	2
Net charge-offs	(7)	(1)	(18)	(27)	(109)
Allowance at end of year	$1,339	$1,346	$1,297	$1,097	$1,016

Allowance to nonperforming loans	48.15%	49.11%	33.11%	20.38%	29.17%
Allowance to total loans outstanding at the end of the year	0.39	0.38	0.36	0.33	0.33
Net charge-offs to average loans outstanding during the year	0.00	0.00	0.01	0.01	0.04

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

	At June 30,
	2021			2020			2019
	(Dollars in thousands)
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to-four family	$992	74.09%	79.30%	$1,032	76.66%	79.83%	$995	76.71%	80.28%
Multi-family	4	0.30	0.19	4	0.30	0.20	4	0.31	0.45
Home equity	41	3.06	1.82	34	2.53	1.62	24	1.85	1.44
Nonresidential	133	9.93	6.45	75	5.57	5.65	87	6.71	5.37
Agricultural	15	1.12	0.79	4	0.30	0.33	3	0.23	0.42
Construction and land	103	7.69	7.96	105	7.80	8.18	94	7.25	9.35
Total real estate loans	1,288	96.19	96.51	1,254	93.16	95.81	1,207	93.06	97.31
Commercial and industrial	22	1.64	1.73	65	4.83	2.29	67	5.17	1.22
Consumer and other loans	29	2.17	1.76	27	2.01	1.90	23	1.77	1.47
Total allowance for loan losses	$1,339	100.00%	100.00%	$1,346	100.00%	100.00%	$1,297	100.00%	100.00%

	At June 30,
	2018			2017
	(Dollars in thousands)
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to-four family	$939	85.60%	82.34%	$900	88.59%	84.57%
Multi-family	4	0.36	0.53	4	0.39	0.61
Home equity	8	0.73	1.19	2	0.20	1.59
Nonresidential	66	6.02	5.37	63	6.20	6.15
Agricultural	1	0.09	0.39	1	0.10	0.47
Construction and land	74	6.75	8.39	35	3.44	4.96
Total real estate loans	1,092	99.55	98.21	1,005	98.92	98.35
Commercial and industrial	4	0.36	0.10	4	0.39	0.02
Consumer and other loans	1	0.09	1.69	7	0.69	1.63
Total allowance for loan losses	$1,097	100.00%	100.00%	$1,016	100.00%	100.00%

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

At June 30, 2021, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

Our investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of June 30, 2021, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. At June 30, 2021, none of the collateral underlying our securities portfolio was considered subprime or Alt-A (generally defined as loan collateral having less than full documentation).

Current accounting principles require that, at the time of purchase, we designate a security as either held-to-maturity, available-for- sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at fair value and securities held-to-maturity are reported at amortized cost. All securities were classified as available-for-sale at June 30, 2021 and 2020. A periodic review and evaluation of our securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than- temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. At June 30, 2021, the fair values of our securities are based on published or securities dealers’ market values. At June 30, 2021, the amortized cost of our securities classified as available-for-sale was $137.8 million compared to $87.7 million at June 30, 2020. The fair value of securities classified as available-for-sale was $139.1 million compared to $90.7 million at June 30, 2020. The increase in securities classified as available-for-sale is primarily a result of our efforts in fiscal 2021 to invest in higher yielding assets.

U.S. Government and Federal Agency Obligations. We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At June 30, 2021, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $95.8 million and $96.1 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as "pass-through" certificates because the principal and interest of the underlying loans is "passed through" to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. GNMA, a United States Government agency, and government sponsored enterprises, such as FNMA and FHLMC, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for deferred compensation agreements. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2021 and 2020, we had $19.9 million and $19.5 million, respectively, invested in bank-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated:

	At June 30,
	2021		2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	$117	$20	$178	$20	$212
Certificates of deposit	2,244	2,297	2,493	2,592	2,493	2,499
Municipal securities	18,737	19,531	20,821	21,643	24,968	25,225
SBA loan pools	—	—	—	—	22	22
CMOs	7,468	7,716	9,723	10,106	14,889	14,970
U.S. Government agency mortgage-backed securities	95,811	96,113	53,660	55,173	40,366	40,542
U.S. Government agencies	13,493	13,287	1,011	1,034	11,980	11,959
Total available-for-sale	$137,773	$139,061	$87,728	$90,726	$94,738	$95,429

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2021. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2021 was 5.1 years.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Average Yield	Amortized Cost	Weighted Average Yield
			(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$—	—%	$—	—%	$—	—%
Certificates of deposit	997	2.35	1,247	2.51	—	—
Municipal securities	1,003	2.32	4,546	2.47	9,768	2.26
CMOs	62	3.08	6,401	2.60	1,005	0.92
U.S. Government agency mortgage-backed securities	49	2.47	45,281	1.96	49,484	1.52
U.S. Government agency bonds	1,003	1.89	—	—	12,490	1.17
Total available-for-sale	$3,114	2.21%	$57,475	2.08%	$72,747	1.55%

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
		(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	—%	$20	—%
Certificates of deposit	—	—	2,244	2.44
Municipal securities	3,420	2.59	18,737	2.37
CMOs	—	—	7,468	2.37
U.S. Government agency mortgage-backed securities	997	1.91	95,811	1.73
U.S. Government agency bonds	—	—	13,493	1.22
Total available-for-sale	$4,437	2.43%	$137,773	1.81%

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated:

	At June 30,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits(1)	$128,706	29.26%	$108,406	25.74%	$92,665	22.11%
Money market deposits	81,158	18.45	80,348	19.08	75,500	18.01
Regular savings and other deposits	43,135	9.80	34,418	8.17	28,301	6.75
Certificates of deposit - IRA	50,684	11.52	52,421	12.45	55,618	13.27
Certificates of deposit - other	136,247	30.97	145,499	34.56	167,022	39.86
Total	$439,930	100.00%	$421,092	100.00%	$419,106	100.00%

(1)	Includes noninterest bearing deposits of $53.3 million and $44.0 million at June 30, 2021 and 2020, respectively.

As of June 30, 2021, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $250 thousand was approximately $20.3 million. The following table sets forth the maturity of these certificates of deposit as of June 30, 2021:

June 30, 2021 Certificates of Deposit greater than or equal to $250 thousand
(Dollars in thousands)
Maturity Period:
Three months or less	$3,737
Over three through six months	3,945
Over six through twelve months	7,620
Over twelve months	4,967
Total	$20,269

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

At June 30, 2021, we had FHLB advances of $15.0 million at a weighted average stated rate of 0.61%, of which $10.0 million mature in 2021, $2.5 million mature in 2023 and $2.5 million mature in 2025. At June 30, 2020, we had FHLB advances of $5.0 million at a weighted average stated rate of 1.50%, of which $2.5 million mature in 2023 and $2.5 million mature in 2025. Our remaining available credit with the FHLB was $119.0 million as of June 30, 2021. There were no overnight borrowings at June 30, 2021 or June 30, 2020.

Subsidiary and Other Activities

Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.

Personnel

As of June 30, 2021, we had 78 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

At June 30, 2021, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

Net Operating Loss Carryovers.   A financial institution may carry back net operating losses created before January 1, 2018 to the preceding two taxable years and forward to the succeeding 20 taxable years. Net operating losses created after December 31, 2017 may be carried forward indefinitely. A net operating loss carryforward of $403 thousand was acquired as part of a previous acquisition. At June 30, 2021 and 2020, $267 thousand and $288 thousand, respectively, of this carryforward remained.

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

Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act (“EGRRCPA”), which permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. The Association did not exercise covered savings association election.

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

Loans-to-One Borrower.    Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by specified readily marketable collateral, which does not include real estate. As of June 30, 2021, Oconee Federal Savings and Loan Association’s largest lending relationship with a single or related group of borrowers totaled $4.3 million, which represented 5.2% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.

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

A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. In addition, non-compliance with the QTL test is subject to agency enforcement action for a violation of law. At June 30, 2021, Oconee Federal Savings and Loan Association maintained approximately 78.1% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

Liquidity.    A federal savings and loan association is required to identify, measure, monitor and control its funding and liquidity risk and maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater of highly liquid assets. At June 30, 2021, this ratio was 32.1%. Total cash and cash equivalents was 6.9% of total deposits at June 30, 2021.

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

At June 30, 2021, Oconee Federal Savings and Loan Association met the criteria for being considered “well-capitalized.”

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

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

Federal Home Loan Bank System.    Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2021, Oconee Federal Savings and Loan Association was in compliance with this requirement.

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

Effective September 30, 2020, the Federal Reserve Board adopted a final rule that revised its framework for determining whether a company has a “controlling influence” of a bank or savings and loan holding company.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

As of June 30, 2021, the net book value of our properties was $8.2 million. The following is a list of our offices:

Location				Year Acquired	Square Footage	Net Book Value Of Real Property
						(Dollars in thousands)
Main Office	115 E. North 2nd St.	Seneca, South Carolina	Owned	1966	7,000	$611
Main Office Annex	201 E. North 2nd St.	Seneca, South Carolina	Owned	1996	7,500	591
Branch Office	813 123 By-Pass	Seneca, South Carolina	Owned	1985	5,250	395
Branch Office	204 W. North Broad St.	Walhalla, South Carolina	Owned	1973	3,100	296
Branch Office	111 W. Windsor St.	Westminster, South Carolina	Owned	1972	3,200	205
Branch Office	2859 Highway 17 Alternate	Toccoa, Georgia	Owned	2014	17,007	2,337
Branch Office	12 East Doyle St.	Toccoa, Georgia	Owned	2014	5,548	696
Branch Office	221 Highway 76 East	Clayton, Georgia	Owned	2014	5,851	460
Branch Office	208 Kelly Road	Clemson, South Carolina	Owned	2020	4,155	2,589
						$8,180

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

At June 30, 2021, we were not involved in any legal proceedings the outcome of which management believes would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market.   Our common stock is listed on the Nasdaq Capital Market under the symbol "OFED." The approximate number of holders of record of our common stock as of September 8, 2021 was 277. Certain shares of our common stock are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Equity Compensation Plans.   At June 30, 2021, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases.   On May 14, 2021, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock, terminating the previous authorization on May 28, 2020 to repurchase 100,000 shares. The repurchase authorization expires on March 31, 2022. In connection with these repurchase authorizations, the Company has purchased a total of 45,656 shares of its common stock during the year ended June 30, 2021. During the three months ended June 30, 2021, the Company repurchased 18,342 shares of its common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
April 1 - April 30, 2021	1,800	$24.76	1,800		1,061	(2)
May 1 - May 31, 2021	13,253	$25.17	13,253		86,747	(3)
June 1 - June 30, 2021	3,289	$24.59	3,289		83,458	(3)
Total	18,342	$25.03	18,342	(1)

(1)	All shares were purchased pursuant to a publicly announced repurchase programs that were approved by the Board of Directors on May 28, 2020 and May 14, 2021.
(2)	Represents the maximum number of shares available for repurchase under the May 28, 2020 plan at month end.
(3)	Represents the maximum number of shares available for repurchase under the May 14, 2021 plan at month end.

Sales of Unregistered Securities.   During the year ended June 30, 2021, we did not offer or sell any unregistered securities.

ITEM 6. Selected Financial Data

	At or For the Year Ended June 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Financial condition data:
Total assets	$543,716	$515,582	$527,826	$487,959	$481,317
Investment securities	139,061	90,726	95,429	115,146	118,334
Loans receivable, net	337,750	354,321	358,791	326,661	306,542
Deposits	439,930	421,092	419,106	387,588	394,505
Total equity	88,100	88,305	88,297	84,865	85,961

Operating data:
Interest and dividend income	$16,668	$18,710	$18,846	$17,046	$17,154
Interest expense	1,821	3,894	3,593	1,810	1,324
Net interest income	14,847	14,816	15,253	15,236	15,830
Provision for loan losses	—	50	218	108	203
Noninterest income	2,003	2,040	1,693	1,662	2,126
Noninterest expenses	11,721	12,042	12,134	12,050	10,750
Income before income taxes	5,129	4,764	4,594	4,740	7,003
Income taxes	1,064	900	874	1,705	1,478
Net income	$4,065	$3,864	$3,720	$3,035	$5,525

Basic net income per share	$0.73	$0.68	$0.65	$0.53	$0.97
Diluted net income per share	$0.72	$0.67	$0.64	$0.52	$0.95

	For the Years Ended June 30,
	2021		2020		2019		2018		2017
Performance ratios:
Return on average assets	0.77%		0.75%		0.73%		0.63%		1.15%
Return on average equity	4.67		4.39		4.34		3.54		6.84
Interest rate spread(1)	2.95		2.94		3.07		3.33		3.52
Net interest margin(2)	3.04		3.13		3.24		3.43		3.58
Noninterest expense to average assets	2.22		2.35		2.39		2.45		2.23
Efficiency ratio(3)	70.49		72.22		71.44		70.77		60.30
Average interest-earning assets to average interest-bearing liabilities	1.24	x	1.23	x	1.22	x	1.22	x	1.19	x
End of year equity to average assets	16.72%		17.23%		17.43%		17.69%		17.83%
Average equity to average assets	16.52		17.16		16.91		17.85		16.75

Capital ratios:
Total capital to risk weighted assets	30.55%		30.13%		29.03%		29.75%		32.46%
Common equity tier 1 capital to risk weighted assets	30.05		29.64		28.56		29.30		32.00
Tier I capital to risk weighted assets	30.05		29.64		28.56		29.30		32.00
Tier I capital to adjusted total assets	14.98		16.05		15.46		15.53		15.90

Asset quality ratios:
Allowance for loan losses as a percentage of total loans	0.39%		0.38%		0.36%		0.33%		0.33%
Allowance for loan losses as a percentage of nonperforming loans	48.15		49.11		33.11		20.38		29.17
Allowance for loan losses as a percentage of nonperforming assets	48.15		46.41		27.43		16.99		23.37
Net charge-offs to average outstanding loans during the period	0.00		0.00		0.01		0.01		0.04
Nonperforming loans as a percentage of total loans	0.82		0.77		1.09		1.64		1.13
Nonperforming assets as a percentage of total assets	0.51		0.56		0.90		1.32		0.90
Nonperforming assets as a percentage of loans and real estate owned	0.82		0.82		1.31		1.96		1.41

Other:
Number of full-service branch offices	8		8		7		7		7

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a much lesser extent, nonresidential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities and municipal securities. Our revenues are derived principally from the interest on loans and securities and loan fees and service charges. Our primary sources of funds are deposits and principal and interest payments on loans and securities. At June 30, 2021, we had total assets of $543.7 million, total deposits of $439.9 million and total equity of $88.1 million.

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

We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available and have made adjustments to certain qualitative factors in our model in response to the additional risks that we believe have become present. However, the fluidity of this pandemic precludes any prediction as to the ultimate impact of the COVID-19 outbreak. We will continue to review and make adjustments as may be necessary as we move through the pandemic related quarantine and the country reopens.

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

Business Strategy

We have continued our primarily focus on the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

●

Continue to Focus on Residential Lending. We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area. As of June 30, 2021, $275.0 million, or 81.1%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (including home equity loans). In the future, we may gradually increase our residential construction and home equity loan portfolios.

●

Maintain a Modest Portfolio of Nonresidential Real Estate Loans. We have historically maintained a small portfolio of nonresidential real estate loans. Our nonresidential real estate loans were $21.9 million, or 6.5% of our total loan portfolio at June 30, 2021.

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

●

Rely on Community Orientation and High Quality Service to Maintain and Build a Loyal Local Customer Base and Maintain our Status as an Independent Community-Based Institution. We were established in 1924 and have been operating continuously in Oconee County since that time. By using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services, we have been able to attract a solid base of local retail customers on which to continue to build our banking business. We have historically focused on promoting relationships within our community rather than specific banking products, and we expect to continue to build our customer base by relying on customer referrals and referrals from local builders and realtors. We extend this strategy to the Rabun, Stephens and Pickens counties as well.

●

Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our nonperforming assets totaled $2.8 million, or 0.51% of total assets at June 30, 2021. Our total nonperforming loans to total loans ratio was 0.82% at June 30, 2021. Total loan delinquencies, 30 days or more past due, as of June 30, 2021, were $4.0 million, or 1.2% of total loans. Total loan delinquencies, 30 days or more past due, as of June 30, 2020, were $3.3 million, or 0.9% of total loans.

Comparison of Financial Condition at June 30, 2021 and June 30, 2020

Our total assets increased by $28.1 million, or 5.5%, to $543.7 million at June 30, 2021 from $515.6 million at June 30, 2020.

Our total cash decreased by $4.0 million, or 11.4%, to $30.6 million at June 30, 2021 from $34.6 million at June 30, 2020. This decrease was primarily due to normal fluctuations. Our total cash and deposit balance includes the deposits of Oconee Federal, MHC.

Securities available-for-sale increased $48.3 million from June 30, 2020 to June 30, 2021. The increase in securities classified as available-for-sale is primarily a result of our efforts in fiscal 2021 to invest in higher yielding assets.

Total gross loans decreased $16.6 million to $339.1 million at June 30, 2021 from $355.7 million at June 30, 2020. The majority of the decrease was in our one-to-four family loans, which decreased by $15.0 million from June 30, 2020 to June 30, 2021 and was offset by increases in other loan categories. This decrease was primarily a result of loan originations generally not matching loan repayments during the year ended June 30, 2021.

Our total deposits increased to $439.9 million at June 30, 2021 from $421.1 million at June 30, 2020. This increase was primarily due to normal fluctuations. We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2021.

We had $15.0 million and $5.0 million in advances from the FHLB as of June 30, 2021 and June 30, 2020, respectively. We had credit available under a loan agreement with the FHLB in the amount of 25% of total assets, or approximately $134.0 million and $126.0 million at June 30, 2021 and June 30, 2020, respectively. FHLB advances were increased due to advantageous funding rates.

Our total shareholders’ equity decreased $205 thousand to $88.1 million at June 30, 2021 from $88.3 million at June 30, 2020. The decrease is primarily the result of net income for the year ended June 30, 2021 of $4.1 million being offset by $1.3 million in other comprehensive loss, $1.2 million of stock repurchases and $2.2 million in dividends distributed.

Comparison of Operating Results for the Years Ended June 30, 2021 and June 30, 2020

General.   Net income increased by $201 thousand, or 5.2%, to $4.1 million for the year ended June 30, 2021 from $3.9 million for the year ended June 30, 2020. There was an increase in net interest income before the provision for loan losses of $31 thousand, or 0.2%. This increase in net interest income was coupled with a decrease in loan loss provision of $50 thousand, or 100.0%, offset by a decrease in noninterest income of $37 thousand, or 1.8%, and a decrease in noninterest expense of $321 thousand, or 2.7%. Tax expense increased $164 thousand, or 18.2%.

Interest Income.   Interest income decreased by $2.0 million, or 10.9%, to $16.7 million for the year ended June 30, 2020 from $18.7 million for the year ended June 30, 2020. The decrease was primarily the result of a decrease in our average yield on interest-earning assets. The average yield on interest-earning assets decreased to 3.41% for the year ended June 30, 2021 from 3.95% for the year ended June 30, 2020. The average balance of interest-earning assets increased to $488.2 million for the year ended June 30, 2021 from $473.2 million for the year ended June 30, 2020.

Interest income on loans decreased $1.4 million, or 8.3%, to $15.0 million for the year ended June 30, 2021 from $16.4 million for the year ended June 30, 2020. The average balance of our loans decreased to $349.1 million for the year ended June 30, 2021 from $358.3 million for the year ended June 30, 2020. The decrease in the average balance of our loans is due to normal repayments and a decrease in loan demand during the year ended June 30, 2021. The average yield was 4.30% for the year ended June 30, 2021 compared to 4.57% for the year ended June 30, 2020, a result of a decreased loan rate environment during the year ended June 30, 2021.

Interest income on investment securities decreased $340 thousand, or 18.1%, to $1.5 million for the year ended June 30, 2021 from $1.9 million for the year ended June 30, 2020, reflecting an increase of $20.3 million, or 23.2%, in the average balances of securities to $107.9 million from $87.6 million for the years ended June 30, 2021 and 2020, respectively, offset by a decrease in the total average yield of our investment securities of 71 basis points to 1.43% from 2.14%. The increase in average balances of our investment securities is reflective of our efforts in fiscal 2021 to invest in higher yielding assets. Our decreased yields are reflective of a decrease of higher yielding investments due to maturities, paydowns, sales and calls in fiscal 2021 along with overall lower investment rates that were available on purchases made in during fiscal 2021.

Income on other interest earning assets decreased by $340 thousand, or 75.4%, to $111 thousand for the year ended June 30, 2021 from $451 thousand for the year ended June 30, 2020. The average balance of other interest-earning assets increased $3.9 million to $31.2 million for the year ended June 30, 2021 from $27.3 million for the year ended June 30, 2020 while the yield decreased 129 basis points over the same period. The increase in average balance was primarily due to normal periodic fluctuations. The decrease in yield was primarily a result of decreased rates on money market accounts and our Federal Reserve excess balance account, the balance of which comprised 95.3% of this category during the year ended June 30, 2021.

Interest Expense.   Interest expense decreased $2.1 million, or 53.2%, to $1.8 million for the year ended June 30, 2021 from $3.9 million for the year ended June 30, 2020. The average rate paid on interest bearing liabilities decreased 55 basis points in fiscal year 2021 to 0.46% from 1.01% for fiscal year 2020. This decrease was primarily due to a general decrease in retail and wholesale borrowing rates due to overall market decreases. The decrease in the average rate paid on deposits was offset by an increase in the average balance of interest bearing deposits of $10.2 million, or 2.7%, to $387.2 million for the year ended June 30, 2021 from $377.0 million for the year ended June 30, 2020.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased by $1.5 million, or 51.3% to $1.4 million for the year ended June 30, 2021 from $2.9 million for the year ended June 30, 2020. The average cost on these deposits decreased from 1.37% for the year ended June 30, 2020 to 0.74% for the year ended June 30, 2021. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The average balance on these deposits decreased $20.0 million, from $212.9 million for the year ended June 30, 2020 to $192.9 million for the year ended June 30, 2021. The decrease in the average balance of certificates of deposit is reflective of normal deposit fluctuation.

Interest expense on NOW and demand deposits and regular savings and other deposits decreased by $89 thousand to $166 thousand for the year ended June 30, 2021 from $255 thousand for the year ended June 30, 2020. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.15% from 0.29% offset by a $22.3 million increase in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on money market deposits decreased $353 thousand as the cost of these deposits decreased 48 basis points from 0.67% for the year ended June 30, 2020 to 0.19% for the year ended June 30, 2021. The average balance of money market deposits increased from $76.4 million to $84.2 million for the same period. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense for other borrowings decreased by $139 thousand, or 64.1%, to $78 thousand for the year ended June 30, 2021 from $217 thousand for the year ended June 30, 2020. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. Average other borrowings were $6.1 million for the year ended June 30, 2021 compared to $8.7 million for the year ended June 30, 2020. The average rate was 1.28% and 2.50% for the years ended June 30, 2021 and 2020, respectively, due to a decrease in market interest rates.

Net Interest Income.   Net interest income increased by $31 thousand, or 0.21%, to $14.85 million for the year ended June 30, 2021 compared to $14.82 million for fiscal 2020. Net interest margin for the year ended June 30, 2021 was 3.04%, down nine basis points from 3.13% for the year ended June 30, 2020. The decrease in yield on earning assets was more significant than the decrease in cost of interest bearing liabilities to the net interest margin decline for the year ended June 30, 2021.

Provision for Loan Losses.   We did not record a provision for loan losses for the year ended June 30, 2021 compared with a provision of $50 thousand for the year ended June 30, 2020. Net charge-offs for the year ended June 30, 2021 were $7 thousand. Net charge-offs for the year ended June 30, 2020 were $1 thousand. The lack of provision is primarily due to a decline in outstanding loan balances during the year ended June 30, 2021.

Our total allowance for loan losses was $1.34 million, or 0.39%, of total gross loans as of June 30, 2021. Our total allowance for loan losses was $1.35 million, or 0.38%, of total gross loans as of June 30, 2020. There were no specifically identified impaired loans at June 30, 2021 or June 30, 2020. The recorded investment in individually evaluated impaired loans was $1.7 million and $2.4 million at June 30, 2021 and at June 30, 2020, respectively. Total loans individually evaluated for impairment decreased $683 thousand, or 28.5%, to $1.7 million at June 30, 2021 compared to $2.4 million at June 30, 2020.

We used the same overall methodology in assessing the allowances for both periods. Our allowance reflects a general valuation component of $1.34 million and $1.35 million as of June 30, 2021 and June 30, 2020, respectively, with no specific component for loans determined to be impaired based upon analysis of certain individual loans determined to be impaired for the periods ended June 30, 2021 and June 30, 2020. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2021 and 2020.

Noninterest Income.   For the year ended June 30, 2021, noninterest income decreased $37 thousand, or 1.8%, to $2.0 million. Gains on the sale of mortgage loans, which totaled $271 thousand for the year ended June 30, 2021, increased $87 thousand compared to $184 thousand for the year ended June 30, 2020. The change in fair value of equity securities totaled a negative $61 thousand for the year ended June 30, 2021 compared to a negative $34 thousand for the year ended June 30, 2020. Mortgage servicing income totaled $148 thousand for the year ended June 30, 2021 compared to $183 thousand for the year ended June 30, 2020. The mortgage servicing income is reducing due to the decreasing size of the loan servicing portfolio. Gains on the sale of securities totaled $222 thousand for the year ended June 30, 2021 compared to $181 thousand for the year ended June 30, 2020. Gains or losses on the sale of securities are largely market driven. Securities were sold during the year to realize market gains and adjust the investment portfolio so that funds could be more beneficially used to yield higher net earnings going forward. Gains on the disposition of purchase credit impaired loans, which totaled $195 thousand for the year ended June 30, 2021, decreased $114 thousand compared to $309 thousand for the year ended June 30, 2020. We did not have the same opportunities for gains on the disposition of purchase credit impaired loans in the year ending June 30, 2021 as we did in the year ending June 30, 2020. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense.   Noninterest expense decreased $321 thousand, or 2.7%, to $11.7 million for the year ended June 30, 2021 from $12.0 million for the year ended June 30, 2020. Salaries and employee benefits increased by $277 thousand, or 4.3%, to $6.7 million for the year ended June 30, 2021 from $6.4 million for the year ended June 30, 2020 due to routine increases. Occupancy and equipment expenses decreased by $202 thousand, or 10.2% to $1.8 million for the year ended June 30, 2021 from $2.0 million for the year ended June 30, 2020 due to normal periodic fluctuations. Data processing increased $77 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fee expenses decreased by $77 thousand, or 12.7% to $527 thousand for the year ended June 30, 2021 from $604 thousand for the year ended June 30, 2020 primarily due to reduced audit and legal expenses. FDIC deposit insurance increased $104 thousand. The year ended June 30, 2021 is reflective of the standard FDIC assessed rate. The prior year reflected an assessment credit received from the FDIC as a result of the FDIC Deposit Insurance Fund Reserve Ratio exceeding required benchmarks during the year ended June 30, 2020. Foreclosed asset expenses decreased by $220 thousand, or 97.3% to $6 thousand for the year ended June 30, 2021 from $226 thousand for the year ended June 30, 2020. In the prior year, we recognized more write downs and losses from the sale of properties than in the current year. For the year ended June 30, 2021, we recognized an expense for the decrease in value of the loan servicing asset of $153 thousand compared to $410 thousand for the year ended June 30, 2020. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense.   Income tax expense increased $164 thousand, or 18.2%, to $1.1 million for the year ended June 30, 2021 from $900 thousand for the year ended June 30, 2020. The increase was primarily due to an increase of pre-tax net income as well as smaller permanent tax benefits being recognized during the year ended June 30, 2021 as compared to the year ended June 30, 2020, which were a result of fewer nonqualified stock options being exercised during the year ended June 30, 2021 as compared to the year ended June 30, 2020. Our effective income tax rate was 20.7% and 18.9% for the years ended June 30, 2021 and 2020, respectively.

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

	For the Year Ended June 30,
	2021				2020				2019
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$349,085		$15,019	4.30%	$358,305		$16,381	4.57%	$351,765		$16,171	4.60%
Investment securities	92,294		1,184	1.28	70,291		1,488	2.12	76,176		1,637	2.15
Investment securities, tax-free	15,627		354	2.27	17,318		390	2.25	32,350		728	2.25
Other interest-earning assets	31,184		111	0.36	27,333		451	1.65	10,377		310	2.99
Total interest-earning assets	488,190		16,668	3.41	473,247		18,710	3.95	470,668		18,846	4.00
Noninterest-earning assets	38,636				39,152				35,989
Total assets	$526,826				$512.399				$506,657

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$71,825		$116	0.16%	$57,734		$183	0.32%	$50,983		$77	0.15%
Money market deposits	84,192		158	0.19	76,362		511	0.67	65,688		400	0.61
Regular savings and other deposits	38,207		50	0.13	29,994		72	0.24	27,941		61	0.22
Certificates of deposit	192,942		1,419	0.74	212,906		2,911	1.37	220,820		2,499	1.13
Total interest-bearing deposits	387,166		1,743	0.45	376,996		3,677	0.98	365,432		3,037	0.83
Other Borrowings	6,104		78	1.28	8,665		217	2.50	21,404		556	2.60
Total interest-bearing liabilities	393,270		1,821	0.46	385,661		3,894	1.01	386,836		3,593	0.93
Noninterest bearing deposits	45,232				36,650				32,539
Other noninterest-bearing liabilities	1,286				2,160				1,600
Total liabilities	439,788				424,471				420,975
Equity	87,038				87,928				85,682
Total liabilities and equity	$526,826				$512,399				$506,657

Net interest income			$14,847				$14,816				$15,253
Interest rate spread				2.95%				2.94%				3.07%
Net interest margin				3.04%				3.13%				3.24%
Average interest-earning assets to average interest-bearing liabilities	1.24	x			1.23	x			1.22	x

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

	Year Ended
	June 30, 2021 Compared to 2020
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$(414)	$(948)	$(1,362)
Investment securities	763	(1,103)	(340)
Other interest-earning assets	74	(414)	(340)
Total	423	(2,465)	(2,042)

Interest expense:
Deposits	102	(2,036)	(1,934)
Other Borrowings	(52)	(87)	(139)
Total	50	(2,123)	(2,073)
Increase (decrease) in net interest income	$373	$(342)	$31

	Year Ended
	June 30, 2020 Compared to 2019
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$298	$(88)	$210
Investment securities	(449)	(38)	(487)
Other interest-earning assets	194	(53)	141
Total	43	(179)	(136)

Interest expense:
Deposits	(10)	650	640
Other Borrowings	(320)	(19)	(339)
Total	(330)	631	301
Increase (decrease) in net interest income	$373	$(810)	$(437)

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

An important measure of interest rate risk is the amount by which the net present value (“NPV”) of an institution’s cash flows from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates.  We have prepared an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2020 in the event of designated changes in the United States treasury yield curve.  At June 30, 2021, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage Total of Market Value of Assets
	(Dollars in thousands)
Up 300 basis points	$87,772	$(9,911)	(10.15)%	(1.80)%
Up 200 basis points	94,008	(3,675)	(3.76)	(0.67)
Up 100 basis points	97,373	(310)	(0.32)	(0.06)
Base	97,683	—	—	—
Down 100 basis points	89,906	(7,777)	(7.96)	(1.42)

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

Our cash flows are derived from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $4.9 million for the year ended June 30, 2021 and $5.1 million for the year ended June 30, 2020. Net cash flows used in investing activities were $34.3 million for the year ended June 30, 2021 and net cash flows provided by investing activities were $11.0 million for the year ended June 30, 2020. Net cash flows provided by financing activities for the year ended June 30, 2021 were $25.4 million and net cash flows used by financing activities were $18.2 million for the year ended June 30, 2020.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2021 and 2020, cash and short-term investments totaled $30.6 million and $34.6 million, respectively. We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.

At June 30, 2021 and 2020, we had outstanding commitments to originate loans of $13.8 million and $10.1 million, respectively. We had $45.3 million in unfunded commitments under lines of credit at June 30, 2021 and $20.5 million in unfunded commitments under lines of credit at June 30, 2020. We anticipate that we will have sufficient funds available to meet our current loan commitments. In recent periods, loan commitments have been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2021 totaled $154.6 million. Management believes based on past experience that a significant portion of such deposits will remain with us.  Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs. Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB. At June 30, 2021, we had a remaining available borrowing limit of $119.0 million in advances from the FHLB.

Our liquidity monitoring process is designed to contend with changing economic situations, which would include the current COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures as a result of COVID-19.

We are subject to various regulatory capital requirements and at June 30, 2021, we were in compliance with all applicable capital requirements. See "Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 11 of the Notes to our Consolidated Financial Statements.

Common Stock Dividend Policy.   The Company paid a quarterly $0.10 per share dividend on August 20, 2020, November 19, 2020, February 25, 2021, and May 20, 2021 for a total of $2.2 million in dividends paid during the year ended June 30, 2021. On July 22, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock payable to stockholders of record as of August 5, 2021, which was paid on August 19, 2021.

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

For the fiscal year ended June 30, 2021, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Oconee Federal Financial Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. and Subsidiary (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Note 4 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $339.1 million and related allowance for loan losses of $1.3 million as of June 30, 2021. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

We identified the Company’s estimate of the allowance for loan losses as a critical audit matter. The principal considerations for our determination of the allowance for loan losses as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

●

We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.

●

We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2018.

Greenville, South Carolina

September 21, 2021

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND 2020

(Amounts in thousands, except share and per share data)

	June 30, 2021	June 30, 2020
ASSETS
Cash and due from banks	$9,026	$4,673
Interest-earning deposits	21,575	29,843
Fed funds sold	48	66
Total cash and cash equivalents	30,649	34,582
Securities available-for-sale	139,061	90,726
Loans	339,089	355,667
Allowance for loan losses	(1,339)	(1,346)
Net loans	337,750	354,321
Loans held for sale, at fair value	164	92
Premises and equipment, net	8,972	9,367
Real estate owned, net	—	159
Accrued interest receivable
Loans	939	1,074
Investments	437	364
Restricted equity securities, at cost	1,408	1,249
Bank owned life insurance	19,937	19,482
Goodwill	2,593	2,593
Core deposit intangible	134	211
Loan servicing rights	305	458
Deferred tax assets	787	365
Other assets	580	539
Total assets	$543,716	$515,582

LIABILITIES
Deposits
Noninterest - bearing	$53,250	$43,995
Interest - bearing	386,680	377,097
Total deposits	439,930	421,092
Federal Home Loan Bank advances	15,000	5,000
Accrued interest payable and other liabilities	686	1,185
Total liabilities	455,616	427,277

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized;
6,563,409 and 6,530,074 shares outstanding, respectively	66	65
Treasury stock, at par, 970,274 and 924,618 shares, respectively	(10)	(9)
Additional paid-in capital	6,400	7,342
Retained earnings	80,915	79,071
Accumulated other comprehensive income	941	2,243
Unearned ESOP shares	(212)	(407)
Total shareholders’ equity	88,100	88,305
Total liabilities and shareholders’ equity	$543,716	$515,582

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(Amounts in thousands, except share and per share data)

	Years Ended
	June 30, 2021	June 30, 2020
Interest and dividend income:
Loans, including fees	$15,019	$16,381
Securities, taxable	1,184	1,488
Securities, tax-exempt	354	390
Other interest-earning assets	111	451
Total interest income	16,668	18,710

Interest expense:
Deposits	1,743	3,677
Other borrowings	78	217
Total interest expense	1,821	3,894

Net interest income	14,847	14,816

Provision for loan losses	—	50

Net interest income after provision for loan losses	14,847	14,766

Noninterest income:
Service charges on deposit accounts	342	403
Income on bank owned life insurance	456	459
Mortgage servicing income	148	183
Gain on sale of mortgage loans	271	184
ATM & debit card income	419	348
Change in fair value of equity securities, net	(61)	(34)
Gain on sale of securities, net	222	181
Gain on payoff of purchase credit impaired loans	195	309
Other	11	7
Total noninterest income	2,003	2,040

Noninterest expense:
Salaries and employee benefits	6,667	6,390
Occupancy and equipment	1,778	1,980
Data processing	978	901
ATM & debit card expense	313	242
Professional and supervisory fees	527	604
Office expense	219	211
Advertising	210	256
FDIC deposit insurance	123	19
Foreclosed assets, net	6	226
Change in loan servicing asset	153	410
Other	747	803
Total noninterest expense	11,721	12,042

Income before income taxes	5,129	4,764
Income tax expense	1,064	900

Net income	$4,065	$3,864

Other comprehensive income
Unrealized (losses)/gains on securities available-for-sale	$(1,427)	$2,522
Tax effect	300	(530)
Reclassification adjustment for gains realized in net income	(222)	(181)
Tax effect	47	38
Total other comprehensive (loss)/income	(1,302)	1,849
Comprehensive income	$2,763	$5,713

Basic net income per share: (Note 2)	$0.73	$0.68
Diluted net income per share: (Note 2)	$0.72	$0.67
Dividends declared per share:	$0.40	$0.40

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(Amounts in thousands, except share and per share data)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total
Balance at June 30, 2019	$65	$(8)	$10,986	$77,464	$394	$(604)	$88,297
Net income	—	—	—	3,864	—	—	3,864
Other comprehensive income	—	—	—	—	1,849	—	1,849
Purchase of 153,610 shares of treasury stock(1)	—	(1)	(3,936)	—	—	—	(3,937)
Stock-based compensation expense	—	—	80	—	—	—	80
Dividends(2)	—	—	28	(2,257)	—	—	(2,229)
ESOP shares earned	—	—	184	—	—	197	381
Balance at June 30, 2020	$65	$(9)	$7,342	$79,071	$2,243	$(407)	$88,305

Balance at June 30, 2020	$65	$(9)	$7,342	$79,071	$2,243	$(407)	$88,305
Net income	—	—	—	4,065	—	—	4,065
Other comprehensive loss	—	—	—	—	(1,302)	—	(1,302)
Purchase of 45,656 shares of treasury stock(3)	—	(1)	(1,231)	—	—	—	(1,232)
Stock-based compensation expense	—	—	75	—	—	—	75
Common stock issued	1	—	5	—	—	—	6
Dividends(4)	—	—	21	(2,221)	—	—	(2,200)
ESOP shares earned	—	—	188	—	—	195	383
Balance at June 30, 2021	$66	$(10)	$6,400	$80,915	$941	$(212)	$88,100

(1)	The weighted average cost of treasury shares purchased during the year was $25.63 per share. Treasury stock repurchases were accounted for using the par value method.
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

(3)	The weighted average cost of treasury shares purchased during the year was $25.36 per share. Treasury stock repurchases were accounted for using the par value method.
(4)

Approximately $77 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,000 additional shares. The portion of the dividend paid on allocated shares of approximately $56 and resulting release of approximately 5,100 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $21 and resulting release of approximately 1,900 shares, and was accounted for as additional compensation expense for the year ended June 30, 2020.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020
(Amounts in thousands, except share and per share data)

	Years Ended
	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities
Net income	$4,065	$3,864
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	50
Provision for real estate owned	21	117
Depreciation and amortization, net	1,913	1,305
Net accretion of purchase accounting adjustments	(211)	(713)
Deferred income tax (benefit)/expense	(85)	603
Net (gain)/loss on sale of real estate owned	(26)	77
Change in loan servicing asset	153	410
Net gain on sales of securities	(222)	(181)
Mortgage loans originated for sale	(16,964)	(12,864)
Mortgage loans sold	17,163	12,956
Gain on sales of mortgage loans	(271)	(184)
Change in fair value of equity securities	61	34
Increase in cash surrender value of bank owned life insurance	(455)	(460)
Gain on payoff of purchased credit impaired loans	(195)	(309)
ESOP compensation expense	383	381
Stock based compensation expense	75	80
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	21	165
Accrued interest payable and other liabilities	(499)	(238)
Net cash provided by operating activities	4,927	5,093

Cash Flows From Investing Activities
Purchases of premises and equipment	(258)	(1,848)
Purchases of securities available-for-sale	(89,175)	(32,671)
Proceeds from maturities, paydowns and calls of securities available-for-sale	27,247	21,759
Proceeds from sales of securities available-for-sale	10,932	17,234
Sales of restricted equity securities	191	818
Purchases of restricted equity securities	(350)	(213)
Proceeds from sale of real estate owned	216	740
Loan originations and repayments, net	16,925	5,160
Net cash (used)/provided in investing activities	(34,272)	10,979

Cash Flows from Financing Activities
Net change in deposits	18,838	1,986
Proceeds from notes payable to FHLB	10,000	5,000
Repayment of notes payable to FHLB	—	(19,000)
Dividends paid	(2,200)	(2,229)
Purchase of treasury stock	(1,232)	(3,937)
Proceeds from sale of common stock, net of issuance costs	6	—
Net cash provided/(used) by financing activities	25,412	(18,180)

Change in cash and cash equivalents	(3,933)	(2,108)

Cash and cash equivalents, beginning of period	34,582	36,690
Cash and cash equivalents, end of period	$30,649	$34,582

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principle of Consolidation:  The consolidated financial statements of Oconee Federal Financial Corp. include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association") (referred to herein as “the Company,” “we,” “us,” or “our”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (74.46%) by Oconee Federal, MHC. These consolidated financial statements do not include the transactions and balances of Oconee Federal, MHC. The Association is a federally chartered stock savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans. Primarily, the Association’s business is in the Oconee County and Pickens County areas of northwestern South Carolina, and the northeast area of Georgia in Stephens County and Rabun County. The following is a description of the significant accounting policies the Company follows in preparing and presenting its consolidated financial statements.

Risks and Uncertainties: The novel coronavirus (“COVID-19”) pandemic has adversely impacted global commercial activity and contributed to volatility in financial markets. The COVID-19 pandemic and government responses continue to disrupt global supply chains and adversely impact many industries. The pandemic may continue to have a material adverse impact on economic and market conditions. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and legislation has been passed to provide relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the coronavirus has caused us to modify our business practices with regard to interactions of employees and customers. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

Securities: Securities are classified as available-for-sale when they might be sold before maturity. Non-equity securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. The change in fair value of equity securities is recognized in the income statement.

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

As of and for the Years Ended June 30, 2021 and 2020

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

We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available and have made an adjustment to the qualitative factor related to the economy in our model in response to the additional risks that we believe have become present. We believe that the recorded allowance is adequate at the relevant balance sheet dates. However, the fluidity of this pandemic precludes any prediction as to the ultimate impact of the COVID-19 outbreak. We will continue to review and make adjustments as may be necessary.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

As of and for the Years Ended June 30, 2021 and 2020

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

As of and for the Years Ended June 30, 2021 and 2020

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

Within this category for the years ended June 30, 2021 and June 30, 2020 are Paycheck Protection Program (“PPP”) loans that were authorized under the CARES Act. For the years ended June 30, 2021 and June 30, 2020, $3,408 and $4,246 PPP loans were originated, respectively. PPP loans are originated by the Association, are 100% guaranteed by the Small Business Administration (“SBA”) and qualify to be forgiven based on certain criteria as determined by the SBA. The Association received a fee, with the percentage depending on the size of the loan, for originating these loans and earns 1% on the outstanding balance for the term of the loans, the maximum of which is five years unless forgiven sooner by the SBA. For the year ended June 30, 2021, $219 of PPP loan fees were recognized in income. No PPP fees were recognized in income for the year ended June 30, 2020. As of June 30, 2021 $4,874 of the original $7,654 of PPP loans have been forgiven, with a remaining amount of $102 in deferred fees outstanding.

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

As of and for the Years Ended June 30, 2021 and 2020

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income/(loss). Other comprehensive income for the Company consists solely of unrealized gains and losses on securities available-for-sale, net of tax.

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

As of and for the Years Ended June 30, 2021 and 2020

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

Bank Owned Life Insurance:  The Company has purchased life insurance policies on certain directors and employees. Accounting guidance requires bank owned life insurance to be recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Segment Reporting: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating results are not reviewed by senior management to make resource allocation or performance decisions. Management has determined that the Company has a single operating segment, which is to provide consumer and commercial banking services to individuals and businesses located in Oconee and Pickens Counties, South Carolina and to Stephens and Rabun Counties, Georgia and their surrounding counties and townships. The Company’s various products and services are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Company versus individual regions, branches, products and services.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

As of and for the Years Ended June 30, 2021 and 2020

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

As of and for the Years Ended June 30, 2021 and 2020

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

	Years Ended
	June 30, 2021	June 30, 2020
Earnings per share
Net income	$4,065	$3,864
Less: distributed earnings allocated to participating securities	(6)	(2)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(4)	(2)
Net earnings available to common shareholders	$4,055	$3,860

Weighted average common shares outstanding including participating securities	5,601,384	5,708,822
Less: participating securities	(14,300)	(5,800)
Less: average unearned ESOP shares	(25,075)	(48,890)
Weighted average common shares outstanding	5,562,009	5,654,132

Basic earnings per share	$0.73	$0.68

Weighted average common shares outstanding	5,562,009	5,654,132
Add: dilutive effects of assumed exercises of stock options	71,624	65,133
Average shares and dilutive potential common shares	5,633,633	5,719,265

Diluted earnings per share	$0.72	$0.67

During the years ended June 30, 2021 and 2020, there were 21,200 and 11,200 shares, respectively, that were considered anti-dilutive as the weighted average exercise prices of outstanding stock options were in excess of the weighted average market value for the periods presented.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at June 30, 2021 and 2020 are as follows:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$97	$117
Certificates of deposit	2,244	53	—	—	2,297
Municipal securities	18,737	794	—	—	19,531
CMOs	7,468	262	(14)	—	7,716
U.S. Government agency mortgage-backed securities	95,811	916	(614)	—	96,113
U.S. Treasury and Government agency bonds	13,493	32	(238)	—	13,287
Total available-for-sale	$137,773	$2,057	$(866)	$97	$139,061

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$158	$178
Certificates of deposit	2,493	99	—	—	2,592
Municipal securities	20,821	822	—	—	21,643
CMOs	9,723	383	—	—	10,106
U.S. Government agency mortgage-backed securities	53,660	1,538	(25)	—	55,173
U.S. Treasury and Government agency bonds	1,011	23	—	—	1,034
Total available-for-sale	$87,728	$2,865	$(25)	$158	$90,726

Securities pledged at June 30, 2021 and 2020 had a fair value amount of $22,726 and $12,524, respectively, and were pledged to secure public deposits and FHLB advances.

At June 30, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE (Continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and twelve months or more at June 30, 2021 and 2020. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2021
Available-for-sale:
CMOs	$990	$(14)	1	$—	$—	—	990	(14)	1
U.S. Government agency mortgage-backed securities	51,863	(606)	25	1,101	(8)	1	52,964	(614)	26
U.S. Treasury and Government agency bonds	7,993	(238)	5	—	—	—	7,993	(238)	5
	$60,846	$(858)	31	$1,101	$(8)	1	$61,947	$(866)	32

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2020
Available-for-sale:
U.S. Government agency mortgage-backed securities	$6,342	$(25)	4	$—	$—	—	$6,342	$(25)	4
	$6,342	$(25)	4	$—	$—	—	$6,342	$(25)	4

(1)	Actual amounts.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE (Continued)

None of the unrealized losses at June 30, 2021 were recognized into net income for the year ended June 30, 2021 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2020 were recognized as having OTTI during the year ended June 30, 2020.

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2021 and 2020 by contractual maturity are summarized in the following table. Mortgage-backed securities are not scheduled since expected maturities will differ from contractual maturities because borrowers have the right to prepay the obligations. FHLMC common stock is not scheduled because it has no contractual maturity date.

	June 30, 2021		June 30, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$3,003	$3,034	$499	$503
Due from one to five years	5,793	6,008	7,759	8,044
Due after five years to ten years	22,258	22,459	10,707	11,152
Due after ten years	3,420	3,614	5,360	5,570
Mortgage-backed securities, CMOs and FHLMC stock(1)	103,299	103,946	63,403	65,457
Total available for sale	$137,773	$139,061	$87,728	$90,726

(1)	Includes SBA loan pools.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the years ended June 30, 2021 and 2020:

	Year Ended
Available-for-sale:	June 30, 2021	June 30, 2020
Proceeds	$10,932	$17,234
Gross gains	222	193
Gross losses	—	(12)

The tax provision related to the net realized gain for the year ended June 30, 2021 was $47. The tax provision related to the net realized gain for the year ended June 30, 2020 was $38.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS

The components of loans at June 30, 2021 and 2020 were as follows:

	June 30, 2021	June 30, 2020
Real estate loans:
One-to-four family	$268,889	$283,931
Multi-family	649	704
Home equity	6,158	5,763
Nonresidential	21,868	20,083
Agricultural	2,683	1,187
Construction and land	27,002	29,096
Total real estate loans	327,249	340,764
Commercial and industrial(1)	5,871	8,135
Consumer and other loans	5,969	6,768
Total loans	$339,089	$355,667

(1)	Includes $2,677 and $4,094 of 100% SBA guaranteed PPP loans as of June 30, 2021 and 2020, respectively.

The following table presents the activity in the allowance for loan losses for the year ended June 30, 2021 by portfolio segment:

Year ended June 30, 2021	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$1,032	$(38)	$(2)	$—	$992
Multi-family	4	—	—	—	4
Home equity	34	12	(5)	—	41
Nonresidential	75	58	—	—	133
Agricultural	4	11	—	—	15
Construction and land	105	(2)	—	—	103
Total real estate loans	1,254	41	(7)	—	1,288
Commercial and industrial	65	(43)	—	—	22
Consumer and other loans	27	2	—	—	29
Total loans	$1,346	$—	$(7)	$—	$1,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2021:

	Ending Allowance on Loans:		Loans:
At June 30, 2021	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$992	$1,711	$267,178
Multi-family	—	4	—	649
Home equity	—	41	—	6,158
Nonresidential	—	133	—	21,868
Agricultural	—	15	—	2,683
Construction and land	—	103	—	27,002
Total real estate loans	—	1,288	1,711	325,538
Commercial and industrial(1)	—	22	—	5,871
Consumer and other loans	—	29	—	5,969
Total loans	$—	$1,339	$1,711	$337,378

(1)	Includes $2,677 of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee.

The following table presents the activity in the allowance for loan losses for the year ended June 30, 2020 by portfolio segment:

Year ended June 30, 2020	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$995	$37	$—	$—	$1,032
Multi-family	4	—	—	—	4
Home equity	24	10	—	—	34
Nonresidential	87	(12)	—	—	75
Agricultural	3	1	—	—	4
Construction and land	94	11	—	—	105
Total real estate loans	1,207	47	—	—	1,254
Commercial and industrial	67	(2)	—	—	65
Consumer and other loans	23	5	(1)	—	27
Total loans	$1,297	$50	$(1)	$—	$1,346

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2021 and 2020, including the average recorded investment balance and interest earned for the years ended June 30, 2021 and 2020:

June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$1,736	$1,711	$—	$1,772	$34
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	281	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	1,736	1,711	—	2,053	34
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$1,736	$1,711	$—	$2,053	$34

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$1,736	$1,711	$—	$2,053	$34
Consumer and other loans	—	—	—	—	—
Total	$1,736	$1,711	$—	$2,053	$34

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The following tables present the aging of past due loans as well as nonaccrual loans. Nonaccrual loans and accruing loans past due 90 days or more include both smaller balance homogenous loans and larger balance loans that are evaluated either collectively or individually for impairment.

Total past due and nonaccrual loans by portfolio segment at June 30, 2021:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$2,302	$574	$434	$3,310	$265,579	$268,889	$2,260	$—
Multi-family	—	217	—	217	432	649	—	—
Home equity	61	—	—	61	6,097	6,158	—	—
Nonresidential	374	—	—	374	21,494	21,868	521	—
Agricultural	—	—	—	—	2,683	2,683	—	—
Construction and land	6	—	—	6	26,996	27,002	—	—
Total real estate loans	2,743	791	434	3,968	323,281	327,249	2,781	—
Commercial and industrial	—	—	—	—	5,871	5,871	—	—
Consumer and other loans	—	—	—	—	5,969	5,969	—	—
Total	$2,743	$791	$434	$3,968	$335,121	$339,089	$2,781	$—

COVID-19 Loan Modifications:

In light of disruptions in economic conditions caused by COVID-19, the financial regulators have issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance provides that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Included in the table above are $10,362 in loans still remaining that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $7,084 in one-to-four family loans, $2,881 in non-residential loans and $397 in multi-family loans. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” which was extended by the Consolidated Appropriations Act for the fiscal year ending September 30, 2021, provides banks the option to temporarily suspend certain requirements under ASC 340-10 troubled debt restructuring classifications for a limited period of time to account for the effects of COVID-19. The Federal Reserve and the other banking agencies and regulators have also issued a joint statement encouraging banks to work prudently with borrowers and to describe the agencies’ interpretations of how accounting rules under ASC 310-40 apply to certain COVID-19 related modifications. We have not considered any of the COVID-19 related modifications performed to date to be troubled debt restructurings. As of June 30, 2021, $9,578 of such loans were current and $784 were 30 days or more past due. As of June 30, 2021, all of the COVID-19 related modifications have returned to regular payment status.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

Total past due and nonaccrual loans by portfolio segment at June 30, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$2,055	$407	$561	$3,023	$280,908	$283,931	$1,969	$—
Multi-family	—	—	—	—	704	704	—	—
Home equity	—	—	40	40	5,723	5,763	40	—
Nonresidential	179	—	—	179	19,904	20,083	732	—
Agricultural	—	—	—	—	1,187	1,187	—	—
Construction and land	—	10	—	10	29,086	29,096	—	—
Total real estate loans	2,234	417	601	3,252	337,512	340,764	2,741	—
Commercial and industrial	—	—	—	—	8,135	8,135	—	—
Consumer and other loans	—	—	—	—	6,768	6,768	—	—
Total	$2,234	$417	$601	$3,252	$352,415	$355,667	$2,741	$—

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

Troubled Debt Restructurings:

At June 30, 2021 and June 30, 2020, total loans that have been modified as troubled debt restructurings were $1,661 and $1,985, respectively, which consisted of two nonresidential real estate and three one-to-four family first lien loans at June 30, 2021 and two nonresidential real estate and four one-to-four family first lien loans at June 30, 2020. There was no specific allowance for loss established for these loans at June 30, 2021 or June 30, 2020. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. There have been no loans modified as troubled debt restructurings during the twelve months ended June 30, 2021. No loans identified as troubled debt restructurings have defaulted since restructuring. All of these loans are on nonaccrual at June 30, 2021 and June 30, 2020. At June 30, 2021 and June 30, 2020, $1,107 and $1,774, respectively, were individually evaluated for impairment.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

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

Total loans by risk grade and portfolio segment at June 30, 2021:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$258,943	$3,335	$2,989	$3,622	$—	$268,889
Multi-family	649	—	—	—	—	649
Home equity	5,929	221	—	8	—	6,158
Nonresidential	20,991	—	727	150	—	21,868
Agricultural	2,683	—	—	—	—	2,683
Construction and land	26,581	382	—	39	—	27,002
Total real estate loans	315,776	3,938	3,716	3,819	—	327,249
Commercial and industrial	5,871	—	—	—	—	5,871
Consumer and other loans	5,969	—	—	—	—	5,969
Total	$327,616	$3,938	$3,716	$3,819	$—	$339,089

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

At June 30, 2021 and 2020, consumer mortgage loans secured by residential real estate properties totaling $157 and $135 respectively, were in formal foreclosure proceedings and are included in one-to-four family loans.

Loans to principal officers, directors, and their affiliates during the years ended June 30, 2021 and 2020 were as follows:

	June 30, 2021	June 30, 2020
Beginning balance	$2,005	$1,102
New loans	2,441	937
Sales and repayments	(4,070)	(34)
Ending balance	$376	$2,005

Directors and officers of the Company are customers of the institution in the ordinary course of business. In the opinion of management, these loans do not involve more than normal risk of collectability nor do they present other unfavorable features.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2021 and 2020 were as follows:

	June 30, 2021	June 30, 2020
Land	$2,438	$2,438
Buildings and improvements	9,928	9,798
Furniture, fixtures and equipment	2,204	2,145
Computer software	216	206
	14,786	14,587
Less: accumulated depreciation	(5,814)	(5,220)
	$8,972	$9,367

Depreciation expense was $653 and $615 for the years ended June 30, 2021 and 2020, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $2,593 at June 30, 2021 and 2020, respectively. The carrying value of the core deposit intangible was $134 and $211 at June 30, 2021 and 2020, respectively.

	June 30, 2021	June 30, 2020
Core deposit intangible gross	$959	$959
Accumulated amortization	(825)	(748)
Core deposit intangible net	$134	$211

Amortization expense for the core deposit intangible for the years ended June 30, 2021 and 2020 was $77 and $94, respectively.

Estimated amortization expense for each of the next five years is as follows:

2022	$60
2023	42
2024	25
2025	7
2026	—
Total	$134

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 7—DEPOSITS

At June 30, 2021 and 2020, certificate of deposit accounts with balances over $250 totaled approximately $19,519 and $18,771, respectively. Scheduled maturities of certificates of deposit at June 30, 2021 are as follows for each fiscal year:

2022	$154,565
2023	23,279
2024	6,800
2025	1,081
2026	1,206
$186,931

There are no certificates of deposit scheduled to mature after 2026. The Company does not accept brokered certificates of deposit.

Directors and executive officers were customers of, and had transactions with, the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $2,660 and $2,119 at June 30, 2021 and 2020, respectively.

NOTE 8 – BORROWINGS

At June 30, 2021 and 2020, advances from the Federal Home Loan Bank were as follows:

	June 30, 2021
	Balance	Stated Interest Rate
FHLB advances due September 2021 through January 2025	$15,000	0.16% - 1.59%
Total	$15,000

	June 30, 2020
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59%
Total	$5,000

The weighted average interest rate of all outstanding FHLB advances was 0.61% and 1.50% on June 30, 2021 and June 30, 2020, respectively. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $19,613 of investment securities at June 30, 2021. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $134,004 at June 30, 2021.

Payments over the next five fiscal years are as follows:

2021	$10,000
2023	$2,500
2025	$2,500

There were no overnight borrowings at June 30, 2021 or June 30, 2020.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES

Income tax expense for the years ended June 30, 2021 and 2020 was as follows:

	June 30, 2021	June 30, 2020
Current federal expense	$724	$422
Current state expense	264	148
Deferred federal expense	54	253
Deferred state expense	22	77
Total	$1,064	$900

Temporary differences between tax and financial reporting that result in net deferred tax assets are as follows at June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Deferred tax assets:
Fair value adjustments from acquisition	$82	$164
Allowance for loan losses	345	347
Deferred loan fees, net	442	325
Deferred compensation	91	127
Acquired net operating loss (“NOL”)	56	74
Equity compensation plans	35	38
Prepaid expenses	55	51
Accrued compensation	89	112
Other	—	3
Total deferred tax assets	1,195	1,241

Deferred tax liabilities:
Securities available-for-sale	(275)	(637)
Fixed assets	(85)	(191)
FHLB stock dividends	(48)	(48)
Total deferred tax liabilities	(408)	(876)
Net deferred tax asset	$787	$365

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES (Continued)

A net operating loss (“NOL”) of $403 was acquired in the Stephens Federal Bank acquisition in 2014. At June 30, 2021 and 2020, the NOL remaining totaled $267 and $288, respectively, with a deferred tax asset of $56 and $74, respectively. The NOL will expire on June 30, 2034. The realization of the deferred tax asset resulting from the NOL is dependent upon generating sufficient taxable income prior to the NOL’s expiration. In assessing the realizability of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax asset would not be realized. Based on the Company’s current and expected future financial performance as well as strong asset quality, management determined that no valuation allowance was necessary at June 30, 2021.

Retained earnings as of June 30, 2021 and 2020 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

A reconciliation of the amount computed by applying the federal statutory rate to pretax income with income tax expense for the years ended June 30, 2021 and 2020 is as follows:

	June 30, 2021		June 30, 2020
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$1,077	21.00%	$1,000	21.00%
Increase (decrease) resulting from:
State income tax expense	264	5.14	148	3.10
Life insurance benefits	(96)	(1.87)	(97)	(2.04)
Tax exempt interest income	(74)	(1.44)	(82)	(1.72)
Other—net	(107)	(2.09)	(69)	(1.45)
Total	$1,064	20.74%	$900	18.89%

The Company has no current uncertain tax positions in place. No amounts were accrued for penalties or interest as of June 30, 2021 and 2020. The Company is subject to U.S. federal income tax as well as income tax of the states of South Carolina and Georgia. The Company is no longer subject to examination by taxing authorities for tax years ending before 2018.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 10—COMMITMENTS (Continued)

The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2021 and 2020 was as follows:

	June 30, 2021		June 30, 2020
	Fixed	Variable	Fixed	Variable
Loan commitments	$11,408	$2,383	$9,901	$167
Unused lines of credit	$13,555	$31,758	$9,540	$10,991

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are primarily for the purpose of financing the purchase, the refinance, or the construction of residential real estate. At June 30, 2021, these commitments have interest rates ranging from 2.00% to 18.00% and maturities ranging from one to 30 years.

Financial instruments with off-balance-sheet risk: The Company has no additional financial instruments with off-balance-sheet risk.

NOTE 11—REGULATORY CAPITAL REQUIREMENTS

Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of June 30, 2021, the Association met all capital adequacy requirements to which it is subject. Savings and loan holding companies became subject to capital requirements on January 1, 2015.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021 and 2020, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association’s category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Association to maintain minimum amounts and ratios of total, Tier 1 capital and Common Equity Tier 1 capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The net realized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that, as of June 30, 2021 and 2020, the Company and the Association met all capital adequacy requirements to which they are subject.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

NOTE 11—REGULATORY CAPITAL REQUIREMENTS (Continued)

The Association’s actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$81,886	30.55%	$28,142	10.50%	$26,802	10.00%
Common equity tier 1 capital to risk weighted assets	80,547	30.05	18,761	7.00	17,421	6.50
Tier 1 (core) capital to risk weighted assets	80,547	30.05	22,781	8.50	21,441	8.00
Tier 1 (core) capital to average assets	80,547	14.98	21,504	4.00	26,880	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$82,712	30.13%	$28,821	10.500%	$27,448	10.00%
Common equity tier 1 capital to risk weighted assets	81,366	29.64	19,214	7.000	17,841	6.50
Tier 1 (core) capital to risk weighted assets	81,366	29.64	23,331	8.500	21,959	8.00
Tier 1 (core) capital to average assets	81,366	16.05	20,277	4.000	25,347	5.00

The June 30, 2021 and 2020 Total Risk Weighted Assets Capital Ratios, Common Equity Tier 1 Ratios, and the Tier 1 to Risk Weighted Assets Capital Ratios displayed above under the heading “For Capital Adequacy Purposes” include conservation buffers of 2.50%.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes this test is met.

Dividend Restrictions—The Company’s principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year without prior approval is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. The Association has paid $3,815 in dividends during 2021 and, as of June 30, 2021 could, without prior approval, but with regulatory notice, declare dividends of approximately $1,883 (based on calendar year net income through June 30, 2021).

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no impaired loans with specific allocations at June 30, 2021 or 2020.

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

As of and for the Years Ended June 30, 2021 and 2020

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

Deposits:

The fair values disclosed for demand deposit, money market and savings accounts are equal to the amount payable on demand at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

FHLB Advances:

The fair values of the Company’s FHLB advances are estimated using discounted cash flow analysis based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2021 and 2020
(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and 2020 are summarized below:

	Fair Value Measurements
	June 30, 2021		June 30, 2020
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$117	$—	$178	$—
Certificates of deposit	2,297	—	2,592	—
Municipal securities	19,531	—	21,643	—
CMOs	7,716	—	10,106	—
U.S. Government agency mortgage-backed securities	96,113	—	55,173	—
U.S. Treasury and Government agency bonds	13,287	—	1,034	—
Total securities available-for-sale	139,061	—	90,726	—
Loan servicing rights	—	305	—	458
Total financial assets	$139,061	$305	$90,726	$458

There are no liabilities measured at fair value on a recurring basis.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the years ended June 30, 2021 and 2020:

	Fair Value Measurements
	(Level 3)
	Year Ended
	June 30, 2021	June 30, 2020
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$458	$868
Unrealized net losses included in net income	(153)	$(410)
Balance at end of period:	$305	$458

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2021 and 2020
(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

The table below presents assets measured at fair value on a non-recurring basis by level at June 30, 2021 and 2020:

	Fair Value Measurements
	June 30, 2021	June 30, 2020
	(Level 3)	(Level 3)
Non-financial assets:
Real estate owned, net:
Nonresidential	$—	$159
Total non-financial assets	—	159
Total assets measured at fair value on a non-recurring basis	$—	$159

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at June 30, 2021 and 2020 was $0 and $159, respectively. Their respective valuation allowances were $0 at June 30, 2021 and 2020. There were no resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the years ended June 30, 2021 and 2020.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at June 30, 2021 and 2020:

Level 3 Quantitative Information
	June 30, 2021	June 30, 2020	Valuation
	Fair Value	Fair Value	Technique	Unobservable Inputs	Range
			Discounted cash	Discount rate, estimated
Loan servicing rights	$305	$458	flows	timing of cash flows	8.50% to 8.63%

			Sales	Adjustment for
Real estate owned net:			comparison	differences between the
Nonresidential	$—	$159	approach	comparable sales	0% to 20%

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2021 and 2020
(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at June 30, 2021 and 2020 are summarized below:

	June 30, 2021
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$139,061	$—	$139,061	$—	$139,061
Loans, net(1)	337,750	—	—	339,762	339,762
Loans held for sale(2)	164	—	—	164	164
Loan servicing rights	305	—	—	305	305
Restricted equity securities	1,408	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$439,930	$—	$438,491	$—	$438,491
FHLB Advances	15,000	—	15,087	—	15,087
	June 30, 2020
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$90,726	$—	$90,726	$—	$90,726
Loans, net(1)	354,321	—	—	364,636	364,636
Loans held for sale(2)	92	—	—	92	92
Loan servicing rights	458	—	—	458	458
Restricted equity securities	1,249	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$421,092	$—	$420,192	$—	$420,192
FHLB Advances	5,000	—	5,141	—	5,141

(1)

Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2021 and 2020 was measured using an exit price notion.

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
As of and for the Years Ended June 30, 2021 and 2020
(Amounts in thousands, except share and per share data)

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed. These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement. The directors vest ratably over periods established in the agreements. Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 6.69% to 8.50% at both June 30, 2021 and 2020, respectively. The total expense incurred under these plans for the years ended June 30, 2021 and 2020 was $39 and $43, respectively. The recorded liability for these agreements was $354 and $494 at June 30, 2021 and 2020, respectively, and is included in other accrued liabilities in the consolidated balance sheet.

To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service. The Company has exercised this option in 2021 and 2020, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2021 and 2020 was $159 and $148, respectively.

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

Participants receive the shares at the end of employment. Each participant vests at a rate of 20% per year. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2021 or 2020. ESOP compensation expense recognized for the years ended June 30, 2021 and 2020 was $347 and $380, respectively.

Shares held by the ESOP at June 30, 2021 and 2020 were as follows:

	June 30, 2021	June 30, 2020
Committed to be released to participants	10,202	12,903
Allocated to participants	161,206	141,264
Unearned	11,616	38,534
Total ESOP shares	183,024	192,701

Fair value of unearned shares	$272	$993

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
As of and for the Years Ended June 30, 2021 and 2020
(Amounts in thousands, except share and per share data)

NOTE 15—STOCK BASED COMPENSATION (Continued)

On September 22, 2020, the compensation committee of the board of directors approved the issuance of 250 shares of restricted stock to a non-executive officer with immediate vesting. There were no performance-based conditions or any other material conditions applicable to the award issued.

On June 21, 2021, the compensation committee of the board of directors approved the issuance of 10,000 stock options to purchase Company stock and 11,500 shares of restricted stock were granted to executive and non-executive officers. The stock options and restricted stock have vesting periods of five years, a percentage of which vests annually on each anniversary of the grant date. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

There were no stock options or restricted stock issued in fiscal 2020.

The following table summarizes stock option activity for the year ended June 30, 2021:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price/Share	Value(1)
Outstanding - June 30, 2020	164,319	$14.18
Granted	10,000	23.16
Exercised	(42,418)	11.58
Forfeited	—	—
Outstanding - June 30, 2021	131,901	$15.70	$1,013
Fully vested and exercisable at June 30, 2021	112,401	$14.15	$1,037
Expected to vest in future periods	19,500
Fully vested and expected to vest - June 30, 2021	131,901	$15.70	$1,013

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $23.38 per share on June 30, 2021.

The following table summarizes stock option activity for the year ended June 30, 2020:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price/Share	Value(1)
Outstanding - June 30, 2019	169,519	$14.65
Granted	—	—
Exercised	—	—
Forfeited	(5,200)	29
Outstanding - June 30, 2020	164,319	$14.18	$1,904
Fully vested and exercisable at June 30, 2020	148,319	$13.08	$1,883
Expected to vest in future periods	16,000
Fully vested and expected to vest - June 30, 2020	164,319	$14.18	$1,904

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $25.77 per share on June 30, 2020.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2021 and 2020
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

Fiscal Years Granted
2021
Risk-free interest rate	1.33%
Expected dividend yield	1.73%
Expected stock volatility	15.92%
Expected life (years)	8
Fair value	$3.34

No stock options were granted in fiscal 2020.

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 5,429 and 6,500 options that were earned during the years ended June 30, 2021 and 2020, respectively.  Stock-based compensation expense for stock options for the years ended June 30, 2021 and 2020 was $19 and $21, respectively. Total unrecognized compensation cost related to stock options was $70 at June 30, 2021 and is expected to be recognized over a weighted-average period of 3.9 years.

The following table summarizes non-vested restricted stock activity for the years ended June 30, 2021 and June 30, 2020:

	June 30,	June 30,
	2021	2020
Balance - beginning of year	5,800	8,800
Granted	11,750	—
Forfeited	—	—
Vested	(3,250)	(3,000)
Balance - end of period	14,300	5,800
Weighted average grant date fair value	$22.50	$19.78

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on September 22, 2020 was $22.77 per share or $6. The weighted-average grant date fair value of restricted stock granted on June 21, 2021 was $23.16 per share or $266. There was no restricted stock granted during 2020. Total shares of restricted stock granted under the Plan is 131,044 of which 14,300 remain unvested at June 30, 2021. The weighted-average grant date fair value of all shares granted is $14.09 per share. Stock-based compensation expense for restricted stock included in noninterest expense for the years ended June 30, 2021 and 2020 was $55 and $59, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $301 and is expected to be recognized over a weighted-average period of 4.2 years.

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2021 and 2020
(Amounts in thousands, except share and per share data)

NOTE 16—LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet. The principal balances of those loans were $52,199 and $69,553 at June 30, 2021 and 2020, respectively.

Custodial escrow balances maintained in connection with serviced loans were $559 and $702 at June 30, 2021 and 2020, respectively.

Activity for loan servicing rights for the year ended June 30, 2021 and 2020 is as follows:

	Year Ended
	June 30,	June 30,
	2021	2020
Loan servicing rights:
Beginning of period:	$458	$868
Change in fair value	(153)	(410)
End of period:	$305	$458

Fair value at June 30, 2021 was determined using a discount rate of 8.50%, prepayment speed assumptions ranging from 10.97% to 22.14% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.13%. Fair value at June 30, 2020 was determined using a discount rate of 8.63%, prepayment speed assumptions ranging from 9.23% to 25.95% CPR depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.23%.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended June 30, 2021 and 2020 is as follows:

	June 30,	June 30,
	2021	2020
Cash paid during the period for:
Interest paid	$1,819	$3,892
Income taxes paid	$1,327	$140
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$52	$282
Change in unrealized gain/loss on securities available-for-sale	$(1,649)	$2,341

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2021 and 2020
(Amounts in thousands, except share and per share data)

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

JUNE 30, 2021 AND 2020
	June 30,	June 30,
	2021	2020
ASSETS
Cash and cash equivalents	$3,492	$1,428
ESOP loan receivable	329	523
Other	28	282
Investment in banking subsidiary	84,271	86,487
Total assets	$88,120	$88,720

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities	$20	$415
Shareholders' equity	88,100	88,305
Total liabilities and shareholders' equity	$88,120	$88,720

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020
	June 30,	June 30,
	2021	2020
Interest income	$18	$32
Dividend from banking subsidiary	5,816	2,999
Other expenses	(439)	(483)
Income before equity in undistributed income of subsidiary	5,395	2,548
Equity in undistributed income of subsidiary	(1,418)	1,221
Income before income taxes	3,977	3,769
Income tax benefit	(88)	(95)
Net income	$4,065	$3,864

OCONEE FEDERAL FINANCIAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended June 30, 2021 and 2020
(Amounts in thousands, except share and per share data)

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020
	June 30,	June 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$4,065	$3,864
Adjustments to reconcile net income to net cash provided by provided by operating activities:
Change in other assets	254	(88)
Change in accounts payable and other liabilities	(395)	1
Change in undistributed income of subsidiary	1,418	(1,221)
Net cash provided by operations	5,342	2,556
Cash Flows From Investing Activities
Payments received on ESOP loans	148	129
Net cash provided by investing activities	148	129
Cash Flows from Financing Activities
Purchases of treasury shares	(1,232)	(3,937)
Proceeds from sale of common stock	6	—
Dividends paid	(2,200)	(2,229)
Net cash used in financing activities	(3,426)	(6,166)
Change in cash and cash equivalents	2,064	(3,481)
Cash and cash equivalents, beginning of year	1,428	4,909
Cash and cash equivalents, end of year	$3,492	$1,428

NOTE 19—SUBSEQUENT EVENTS

On July 22, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock payable to stockholders of record as of August 5, 2021, which was paid on August 19, 2021.

Management has reviewed events occurring through September 21, 2021, the date the financial statements were available to be issued and has identified no subsequent events that have occurred requiring disclosure other than the dividend discussed above.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

As of June 30, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of June 30, 2021 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a non-accelerated filer) to provide only management’s report in this annual report.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal I—Election of Directors—Directors,“ —Executive Officers Who Are Not Directors,” “—Code of Ethics” and “—Meetings and Committees of the Board of Directors” in the Company's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Stock-Based Compensation Plans. The following table sets forth information as of June 30, 2021 about Company common stock that may be issued under the Company’s equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation
Equity compensation plans approved by security holders(1)	131,901	$15.70	25,666
Total	131,901	$15.70	25,666

(1)	These awards were granted pursuant to the Oconee Federal Financial Corp. 2012 Equity Incentive Plan.

(b)	Security Ownership of Certain Beneficial Owners. The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders" in the Proxy Statement.

(c)	Security Ownership of Management. The information required by this item is incorporated herein by reference to the section captioned "Proposal I—Election of Directors" in the Proxy Statement.

(d)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

3.1	Charter of Oconee Federal Financial Corp.(1)

3.2(i)	Bylaws of Oconee Federal Financial Corp.(2)

3.2(ii)	Amendment to the Bylaws of Oconee Federal Financial Corp.(3)

4(i)	Form of Common Stock Certificate(1)

4(vi)	Description of Oconee Federal Financial Corp’s common stock (1)

10.1	Form of Employee Stock Ownership Plan(1)

10.2	(Intentionally omitted)

10.3	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and W. Maurice Poore(1)

10.4	Deferred Compensation Agreement by and between Oconee Federal Savings and Loan Association and Cecil T. Sandifer, Jr.(1)

10.6	Amended and Restated Employment Agreement by and between Oconee Federal Savings and Loan Association, Oconee Federal Financial Corp. and Curtis T. Evatt(6)

10.7	Oconee Federal Savings and Loan Association Endorsement Split Dollar Life Insurance Plan for Curtis T. Evatt and Nancy M. Carter (4)

10.8	Oconee Federal Financial Corp. 2012 Equity Incentive Plan(5)

21	Subsidiaries of Registrant(1)

23	Consent of Elliott Davis LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2021 and 2020 (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2021 and 2020, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements.

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

OCONEE FEDERAL FINANCIAL CORP.

Date: September 21, 2021	By:	/s/ Robert N. McLellan, Jr.
Robert N. McLellan, Jr.
Chairman of the Board
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT N. MCLELLAN, JR.	Chairman of the Board	September 21, 2021
Robert N. McLellan, Jr.

	President, Chief Executive Officer, Director	September 21, 2021
/s/ CURTIS T. EVATT	(Principal Executive Officer)
Curtis T. Evatt

	Chief Financial Officer	September 21, 2021
/s/ JOHN W. HOBBS	(Principal Financial Officer)
John W. Hobbs

/s/ HARRY B. MAYS, JR.	Director	September 21, 2021
Harry B. Mays, Jr.

/s/ W. MAURICE POORE	Director	September 21, 2021
W. Maurice Poore

/s/ CECIL T. SANDIFER, JR.	Director	September 21, 2021
Cecil T. Sandifer, Jr.