Form 10-Q
period 2021-09-30
Oconee Federal Financial Corp.
filed 2021-11-12
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

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

As of November 9, 2021, the registrant had 5,588,944 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2021	June 30,
	(unaudited)	2021
ASSETS
Cash and due from banks	$4,052	$9,026
Interest-earning deposits	14,473	21,575
Fed funds sold	102	48
Total cash and cash equivalents	18,627	30,649
Securities available-for-sale	151,482	139,061
Loans	337,891	339,089
Allowance for loan losses	(1,339)	(1,339)
Net loans	336,552	337,750
Loans held for sale, at fair value	—	164
Premises and equipment, net	8,899	8,972
Accrued interest receivable
Loans	963	939
Investments	409	437
Restricted equity securities, at cost	1,034	1,408
Bank owned life insurance	20,050	19,937
Goodwill	2,593	2,593
Core deposit intangible	116	134
Loan servicing rights	291	305
Deferred tax assets	1,024	787
Other assets	551	580
Total assets	$542,591	$543,716

LIABILITIES
Deposits
Noninterest - bearing	$56,922	$53,250
Interest - bearing	392,512	386,680
Total deposits	449,434	439,930
Federal Home Loan Bank advances	5,000	15,000
Accrued interest payable and other liabilities	590	686
Total liabilities	455,024	455,616

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,563,409 and 6,563,409 shares outstanding, respectively	66	66
Treasury stock, at par, 973,139 and 970,274 shares, respectively	(10)	(10)
Additional paid-in capital	6,401	6,400
Retained earnings	81,127	80,915
Accumulated other comprehensive income	144	941
Unearned ESOP shares	(161)	(212)
Total shareholders' equity	87,567	88,100
Total liabilities and shareholders' equity	$542,591	$543,716

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest and dividend income:
Loans, including fees	$3,445	$4,027
Securities, taxable	352	291
Securities, tax-exempt	86	91
Other interest-earning assets	16	27
Total interest income	3,899	4,436

Interest expense:
Deposits	306	550
Other borrowings	23	19
Total interest expense	329	569

Net interest income	3,570	3,867

Provision for loan losses	—	—
Net interest income after provision for loan losses	3,570	3,867

Noninterest income:
Service charges on deposit accounts	100	82
Income on bank owned life insurance	113	112
Mortgage servicing income	30	40
Gain on sale of mortgage loans	106	35
ATM & debit card income	111	98
Change in fair value of equity securities, net	(50)	(23)
Gain on sale of securities, net	—	62
Gain on payoff of purchase credit impaired loans	—	195
Other	3	2
Total noninterest income	413	603

Noninterest expense:
Salaries and employee benefits	1,696	1,605
Occupancy and equipment	482	459
Data processing	252	247
ATM & debit card expense	86	69
Professional and supervisory fees	108	121
Office expense	35	42
Advertising	78	51
FDIC deposit insurance	33	31
Foreclosed assets, net	(1)	7
Change in loan servicing asset	14	43
Other	212	172
Total noninterest expense	2,995	2,847

Income before income taxes	988	1,623
Income tax expense	217	350

Net income	$771	$1,273

Other comprehensive income
Unrealized losses on securities available-for-sale	$(1,010)	$(151)
Tax effect	213	32
Reclassification adjustment for gains realized in net income	—	(62)
Tax effect	—	13
Total other comprehensive loss	(797)	(168)
Comprehensive (loss)/income	$(26)	$1,105

Basic net income per share: (Note 2)	$0.14	$0.22
Diluted net income per share: (Note 2)	$0.14	$0.22
Dividends declared per share:	$0.10	$0.10

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the three months ended September 30, 2021 and September 30, 2020

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at June 30, 2020	$65	$(9)	$7,342	$79,071	$2,243	$(407)	$88,305
Net income	—	—	—	1,273	—	—	1,273
Other comprehensive loss	—	—	—	—	(168)	—	(168)
Purchase of 1,276 shares of treasury stock (1)	—	—	(31)	—	—	—	(31)
Stock-based compensation expense	—	—	21	—	—	—	21
Common Stock Issued	—	—	5	—	—	—	5
Dividends	—	—	—	(561)	—	—	(561)
ESOP shares earned	—	—	34	—	—	50	84
Balance at September 30, 2020	$65	$(9)	$7,371	$79,783	$2,075	$(357)	$88,928

Balance at June 30, 2021	$66	$(10)	$6,400	$80,915	$941	$(212)	$88,100
Net income	—	—	—	771	—	—	771
Other comprehensive loss	—	—	—	—	(797)	—	(797)
Purchase of 2,865 shares of treasury stock (2)	—	—	(67)	—	—	—	(67)
Stock-based compensation expense	—	—	30	—	—	—	30
Dividends	—	—	—	(559)	—	—	(559)
ESOP shares earned	—	—	38	—	—	51	89
Balance at September 30, 2021	$66	$(10)	$6,401	$81,127	$144	$(161)	$87,567

_______________

(1)	The weighted average cost of treasury shares purchased during the three months ended September 30, 2020 was $24.58 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	The weighted average cost of treasury shares purchased during the three months ended September 30, 2021 was $23.43 per share. Treasury stock repurchases were accounted for using the par value method.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2021	September 30, 2020
Cash Flows From Operating Activities
Net income	$771	$1,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	530	423
Net accretion of purchase accounting adjustments	(56)	(84)
Deferred income tax (benefit)/expense	(24)	88
Change in loan servicing asset	14	43
Net gain on sales of securities	—	(62)
Mortgage loans originated for sale	(5,109)	(3,103)
Mortgage loans sold	5,379	2,325
Gain on sales of mortgage loans	(106)	(35)
Change in fair value of equity securities	50	(23)
Increase in cash surrender value of bank owned life insurance	(113)	(112)
Gain on payoff of purchased credit impaired loans	—	(195)
ESOP compensation expense	89	84
Stock based compensation expense	30	21
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	33	(29)
Accrued interest payable and other liabilities	(96)	(195)
Net cash provided by operating activities	1,392	419

Cash Flows From Investing Activities
Purchases of premises and equipment	(88)	(141)
Purchases of securities available-for-sale	(22,202)	(10,059)
Proceeds from maturities, paydowns and calls of securities available-for-sale	8,370	5,527
Proceeds from sales of securities available-for-sale	—	1,872
Sales of restricted equity securities	374	—
Loan originations and repayments, net	1,254	(3,114)
Net cash used in investing activities	(12,292)	(5,915)

Cash Flows from Financing Activities
Net change in deposits	9,504	3,746
Repayment of notes payable to FHLB	(10,000)	—
Dividends paid	(559)	(561)
Purchase of treasury stock	(67)	(31)
Proceeds from sale of common stock, net of issuance costs	—	5
Net cash (used)/provided by financing activities	(1,122)	3,159

Change in cash and cash equivalents	(12,022)	(2,337)

Cash and cash equivalents, beginning of period	30,649	34,582
Cash and cash equivalents, end of period	$18,627	$32,245

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES

Basis of Presentation:

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (74.49%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2021 and June 30, 2021 and the results of operations and cash flows for the interim periods ended September 30, 2021 and 2020. All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2022 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

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

Accounting Standards Update (“ASU”) 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946)”. Issued in August 2021, ASU 2021-06 amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The amendments are effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2020-04, “Reference Rate Reform (Topic 848)”. Issued in March 2020, ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2019-12, “Income Taxes (Topic 740)”. Issued in December 2019, ASU 2019-12 provides guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information difficult for investors to understand. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For the Company, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard on July 1, 2021. This pronouncement did not have a material effect on the financial statements.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(2)	NEW ACCOUNTING STANDARDS (continued)

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

	Three Months Ended
	September 30, 2021	September 30, 2020
Earnings per share
Net income	$771	$1,273
Less: distributed earnings allocated to participating securities	(1)	(1)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(1)	—
Net earnings available to common shareholders	$769	$1,272

Weighted average common shares outstanding including participating securities	5,592,583	5,758,040
Less: participating securities	(14,300)	(5,800)
Less: average unearned ESOP shares	(6,855)	(35,124)
Weighted average common shares outstanding	5,571,428	5,717,116

Basic earnings per share	$0.14	$0.22

Weighted average common shares outstanding	5,571,428	5,717,116
Add: dilutive effects of assumed exercises of stock options	66,084	73,103
Average shares and dilutive potential common shares	5,637,512	5,790,219

Diluted earnings per share	$0.14	$0.22

For the three months ended September 30, 2021, 11,200 shares were considered anti-dilutive as the exercise price was in excess of the average market price, and for the three months ended September 30, 2020, 11,200 shares were considered anti-dilutive as the exercise price was in excess of the average market price.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at September 30, 2021 and June 30, 2021 are as follows:

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
September 30, 2021	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$47	$67
Certificates of deposit	2,244	41	—	—	2,285
Municipal securities	18,708	722	—	—	19,430
CMOs	11,521	207	(51)	—	11,677
U.S. Government agency mortgage-backed securities	105,284	808	(1,245)	—	104,847
U.S. Treasury and Government agency bonds	13,477	9	(310)	—	13,176
Total available-for-sale	$151,254	$1,787	$(1,606)	$47	$151,482

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
June 30, 2021	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$97	$117
Certificates of deposit	2,244	53	—	—	2,297
Municipal securities	18,737	794	—	—	19,531
CMOs	7,468	262	(14)	—	7,716
U.S. Government agency mortgage-backed securities	95,811	916	(614)	—	96,113
U.S. Treasury and Government agency bonds	13,493	32	(238)	—	13,287
Total available-for-sale	$137,773	$2,057	$(866)	$97	$139,061

Securities pledged at September 30, 2021 and June 30, 2021 had fair values of $21,601 and $22,726, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At September 30, 2021 and June 30, 2021, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at September 30, 2021 and June 30, 2021. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
September 30, 2021	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
Available-for-sale:
CMOs	$4,874	$(30)	1	$982	$(21)	1	$5,856	$(51)	2
U.S. Government agency mortgage-backed securities	77,386	(1,240)	36	1,272	(5)	2	78,658	(1,245)	38
U.S. Treasury and Government agency bonds	6,411	(123)	4	3,761	(187)	2	10,172	(310)	6
	$88,671	$(1,393)	41	$6,015	$(213)	5	$94,686	$(1,606)	46

	Less than 12 Months			12 Months or More			Total
June 30, 2021	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
Available-for-sale:
CMOs	$990	$(14)	1	$—	$—	—	$990	$(14)	1
U.S. Government agency mortgage-backed securities	51,863	(606)	25	1,101	(8)	1	52,964	(614)	26
U.S. Treasury and Government agency bonds	7,993	(238)	5	—	—	—	7,993	(238)	5
	$60,846	$(858)	31	$1,101	$(8)	1	$61,947	$(866)	32

(1)	Actual amounts.

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

None of the unrealized losses at September 30, 2021 were recognized into net income for the three months ended September 30, 2021 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2021 were recognized as having OTTI during the year ended June 30, 2021.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2021 and June 30, 2021 by contractual maturity.

	September 30, 2021		June 30, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$4,237	$4,279	$3,003	$3,034
Due from one to five years	4,552	4,728	5,793	6,008
Due after five years to ten years	22,836	22,943	22,258	22,459
Due after ten years	2,804	2,941	3,420	3,614
Mortgage-backed securities, CMOs and FHLMC stock(1)	116,825	116,591	103,299	103,946
Total available for sale	$151,254	$151,482	$137,773	$139,061

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. FHLMC common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three months ended September 30, 2021 and 2020:

Schedule of proceeds from sales of securities available-for-sale and gains or losses recognized

	Three Months Ended
	September 30, 2021	September 30, 2020
Available-for-sale:
Proceeds	$—	$1,872
Gross gains	—	62
Gross losses	—	—

The tax provision related to the net realized gain for the three months ended September 30, 2020 was $13.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS

The components of loans at September 30, 2021 and June 30, 2021 were as follows:

	September 30, 2021	June 30, 2021
Real estate loans:
One-to-four family	$271,840	$268,889
Multi-family	389	649
Home equity	5,995	6,158
Nonresidential	21,794	21,868
Agricultural	2,656	2,683
Construction and land	23,717	27,002
Total real estate loans	326,391	327,249
Commercial and industrial(1)	5,485	5,871
Consumer and other loans	6,015	5,969
Total loans	$337,891	$339,089

(1)	Includes $2,310 and $2,677 of 100% Small Business Administration (“SBA”) guaranteed Paycheck Protection Program (“PPP”) loans as of September 30, 2021 and June 30, 2021, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)    LOANS (continued)

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2021 by portfolio segment:

Three months ended September 30, 2021	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$992	$10	$—	$—	$1,002
Multi-family	4	—	—	—	4
Home equity	41	—	—	—	41
Nonresidential	133	2	—	—	135
Agricultural	15	—	—	—	15
Construction and land	103	(13)	—	—	90
Total real estate loans	1,288	(1)	—	—	1,287
Commercial and industrial	22	1	—	—	23
Consumer and other loans	29	—	—	—	29
Total loans	$1,339	$—	$—	$—	$1,339

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2021:

	Ending Allowance on Loans:		Loans:
At September 30, 2021	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$1,002	$1,683	$270,157
Multi-family	—	4	—	389
Home equity	—	41	—	5,995
Nonresidential	—	135	509	21,285
Agricultural	—	15	—	2,656
Construction and land	—	90	—	23,717
Total real estate loans	—	1,287	2,192	324,199
Commercial and industrial(1)	—	23	—	5,485
Consumer and other loans	—	29	—	6,015
Total loans	$—	$1,339	$2,192	$335,699

(1)	Includes $2,310 of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)    LOANS (continued)

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)    LOANS (continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2021 and June 30, 2021, including the average recorded investment balance and interest earned for the three months ended September 30, 2021 and the year ended June 30, 2021:

September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$1,705	$1,683	$—	$1,697	$8
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	540	509	—	255	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	2,245	2,192	—	1,952	8
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$2,245	$2,192	$—	$1,952	$8

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$2,245	$2,192	$—	$1,952	$8
Consumer and other loans	—	—	—	—	—
Total	$2,245	$2,192	$—	$1,952	$8

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)    LOANS (continued)

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

(5)    LOANS (continued)

The following tables present the aging of past due loans as well as nonaccrual loans. Nonaccrual loans and accruing loans past due 90 days or more include both smaller balance homogenous loans and larger balance loans that are evaluated either collectively or individually for impairment.

Total past due loans and nonaccrual loans at September 30, 2021:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$3,212	$498	$358	$4,068	$267,772	$271,840	$2,033	$—
Multi-family	214	—	—	214	175	389	—	—
Home equity	27	—	—	27	5,968	5,995	—	—
Nonresidential	245	—	—	245	21,549	21,794	509	—
Agricultural	—	—	—	—	2,656	2,656	—	—
Construction and land	—	—	—	—	23,717	23,717	—	—
Total real estate loans	3,698	498	358	4,554	321,837	326,391	2,542	—
Commercial and industrial	—	—	—	—	5,485	5,485	—	—
Consumer and other loans	—	—	—	—	6,015	6,015	—	—
Total	$3,698	$498	$358	$4,554	$333,337	$337,891	$2,542	$—

COVID-19 Loan Modifications:

In light of disruptions in economic conditions caused by COVID-19, the financial regulators have issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance provides that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” which was extended by the Consolidated Appropriations Act for the fiscal year ending September 30, 2021, provides banks the option to temporarily suspend certain requirements under ASC 340-10 troubled debt restructuring classifications for a limited period of time to account for the effects of COVID-19. The Federal Reserve and the other banking agencies and regulators have also issued a joint statement encouraging banks to work prudently with borrowers and to describe the agencies’ interpretations of how accounting rules under ASC 310-40 apply to certain COVID-19 related modifications. We have not considered any of the COVID-19 related modifications performed to date to be troubled debt restructurings. Included in the table above are $9,551 in loans still remaining that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $6,672 in one-to-four family loans, $2,490 in non-residential loans and $389 in multi-family loans. As of September 30, 2021, $8,624 of such loans were current and $927 were 30 days or more past due. As of September 30, 2021, all of the COVID-19 related modifications have returned to regular payment status.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)    LOANS (continued)

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

Included in the table above are $10,362 in loans still remaining that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $7,084 in one-to-four family loans, $2,881 in non-residential loans and $397 in multi-family loans. As of June 30, 2021, $9,578 were current and $784 were 30 days or more past due.

Troubled Debt Restructurings:

At September 30, 2021 and June 30, 2021, total loans that have been modified as troubled debt restructurings were $1,622 and $1,661, respectively, which consisted of one non-residential real estate loan and three one-to-four family first lien loans at September 30, 2021 and June 30, 2021.  Additionally, there were no commitments to lend any additional amounts on any loan after the modification. No loans have been modified as troubled debt restructurings during the three months ended September 30, 2021. No loans modified as troubled debt restructurings during the twelve months ended September 30, 2021 have defaulted since restructuring. All of these loans are on nonaccrual at September 30, 2021 and June 30, 2021. At September 30, 2021 and June 30, 2021, $1,589 and $1,107, respectively, were individually evaluated for impairment.

Allowance for Loan Loss:

There have been no changes to our allowance for loan loss methodology during the quarter ended September 30, 2021. We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available. We believe that the recorded allowance is adequate at this time and as a result no additional provision for loan losses has been recorded during the quarter ended September 30, 2021. However, the fluidity of this pandemic precludes any prediction as to the ultimate impact of the COVID-19 outbreak. We will continue to review and make adjustments as may be necessary. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2021 and September 30, 2020.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

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

(5)       LOANS (continued)

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

(5)       LOANS (continued)

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

Within this category for the three months ended September 30, 2021 and the year ended June 30, 2021 are PPP loans that were authorized under the CARES Act. PPP loans are originated by the Association, are 100% guaranteed by the SBA and qualify to be forgiven based on certain criteria as determined by the SBA. The Association received a fee, with the percentage depending on the size of the loan, for originating these loans and earns 1% on the outstanding balance for the term of the loans, the maximum of which is five years unless forgiven sooner by the SBA. For the three months ended September 30, 2021 and September 30, 2020, $33 and $22 of PPP loan fees were recognized in income, respectively. As of September 30, 2021 $5,274 of the original $7,654 of PPP loans have been forgiven, with a remaining amount of $69 in deferred fees outstanding.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables.

Total loans by risk grade and portfolio segment at September 30, 2021:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$262,266	$3,185	$2,985	$3,404	$—	$271,840
Multi-family	389	—	—	—	—	389
Home equity	5,772	215	—	8	—	5,995
Nonresidential	20,920	—	202	672	—	21,794
Agricultural	2,656	—	—	—	—	2,656
Construction and land	23,306	373	—	38	—	23,717
Total real estate loans	315,309	3,773	3,187	4,122	—	326,391
Commercial and industrial	5,485	—	—	—	—	5,485
Consumer and other loans	6,015	—	—	—	—	6,015
Total	$326,809	$3,773	$3,187	$4,122	$—	$337,891

Total loans by risk grade and portfolio segment at June 30, 2021:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$258,943	$3,335	$2,989	$3,622	$—	$268,889
Multi-family	649	—	—	—	—	649
Home equity	5,929	221	—	8	—	6,158
Nonresidential	20,991	—	727	150	—	21,868
Agricultural	2,683	—	—	—	—	2,683
Construction and land	26,581	382	—	39	—	27,002
Total real estate loans	315,776	3,938	3,716	3,819	—	327,249
Commercial and industrial	5,871	—	—	—	—	5,871
Consumer and other loans	5,969	—	—	—	—	5,969
Total	$327,616	$3,938	$3,716	$3,819	$—	$339,089

At September 30, 2021, three loans for $199 were in formal foreclosure proceedings and are included in the one-to-four family loan category.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(6)         BORROWINGS

At September 30, 2021 and June 30, 2021, advances from the Federal Home Loan Bank were as follows:

	September 30, 2021
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59
Total	$5,000

	June 30, 2021
	Balance	Stated Interest Rate
FHLB advances due September 2021 through January 2025	$15,000	0.16% - 1.59
Total	$15,000

Payments over the next five years are as follows:

2023	$2,500
2025	$2,500

The average interest rate of all outstanding FHLB advances was 1.50% and 0.61% on September 30, 2021 and June 30, 2021, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by $18,791 and $19,613 of investment securities at September 30, 2021 and June 30, 2021, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $136,419 at September 30, 2021.

There were no overnight borrowings at September 30, 2021 or June 30, 2021.

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

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no impaired loans with specific allocations at September 30, 2021 or June 30, 2021.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)          FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)          FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Assets measured at fair value on a recurring basis at September 30, 2021 and June 30, 2021 are summarized below:

	Fair Value Measurements
	September 30, 2021		June 30, 2021
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$67	$—	$117	$—
Certificates of deposit	2,285	—	2,297	—
Municipal securities	19,430	—	19,531	—
CMOs	11,677	—	7,716	—
U.S. Government agency mortgage-backed securities	104,847	—	96,113	—
U.S. Treasury and Government agency bonds	13,176	—	13,287	—
Total securities available-for-sale	151,482	—	139,061	—
Loan servicing rights	—	291	—	305
Total financial assets	$151,482	$291	$139,061	$305

There are no liabilities measured at fair value on a recurring basis.

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended September 30, 2021 and 2020:

	Fair Value Measurements
	(Level 3)
	Three Months Ended
	September 30, 2021	September 30, 2020
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$305	$458
Unrealized net losses included in net income	(14)	(43)
Balance at end of period:	$291	$415

There are no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2021 or June 30, 2021.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at September 30, 2021 and June 30, 2021.

	Level 3 Quantitative Information
	September 30, 2021 Fair Value	June 30,2021 Fair Value	Valuation Technique	Unobservable Inputs	Range
Loan servicing rights	$291	$305	Discounted cash flows	Discount rate, estimated timing of cash flows	8.50% to 8.63%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)          FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2021 and June 30, 2021 are summarized below:

	September 30, 2021
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$151,482	$—	$151,482	$—	$151,482
Loans, net(1)	336,552	—	—	337,762	337,762
Loan servicing rights	291	—	—	291	291
Restricted equity securities	1,034	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$449,434	$—	$447,794	$—	$447,794
FHLB Advances	5,000	—	5,068	—	5,068

	June 30, 2021
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$139,061	$—	$139,061	$—	$139,061
Loans, net(1)	337,750	—	—	339,762	339,762
Loans held for sale(2)	164	—	—	164	164
Loan servicing rights	305	—	—	305	305
Restricted equity securities	1,408	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$439,930	$—	$438,491	$—	$438,491
FHLB Advances	15,000	—	15,087	—	15,087

(1)

Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2021 and June 30, 2021 was measured using an exit price notion.

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2021 or 2020. Total ESOP compensation expense for the three months ended September 30, 2021 was $89 and for the three months ended September 30, 2020 was $84.

Shares held by the ESOP at September 30, 2021 and June 30, 2021 were as follows:

	September 30, 2021	June 30, 2021
Committed to be released to participants	19,623	10,202
Allocated to participants	161,206	161,206
Unearned	2,093	11,616
Total ESOP shares	182,922	183,024

Fair value of unearned shares	$49	$272

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

There have been no stock options or restricted stock issued in fiscal 2022.

The following table summarizes stock option activity for the three months ended September 30, 2021:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2021	131,901	$15.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - September 30, 2021	131,901	$15.70	$1,036
Fully vested and exercisable at September 30, 2021	112,401	$14.15	$1,057
Expected to vest in future periods	19,500
Fully vested and expected to vest - September 30, 2021	131,901	$15.70	$1,036

(1)

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $23.56 per share on September 30, 2021.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(9)          STOCK BASED COMPENSATION (continued)

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 1,437 and 1,638 options that were earned during the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense for stock options for the three months ended September 30, 2021 was $5 and for the three months ended September 30, 2020 was $6. Total unrecognized compensation cost related to stock options was $64 at September 30, 2021 and is expected to be recognized over a weighted-average period of 3.6 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2021 and September 30, 2020:

	September 30, 2021	September 30, 2020
Balance - beginning of year	14,300	5,800
Granted	—	250
Forfeited	—	—
Vested	—	(250)
Balance - end of period	14,300	5,800
Weighted average grant date fair value	$22.50	$19.78

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three months ended September 30, 2021 was $25 and for the three months ended September 30, 2020 was $15. Unrecognized compensation expense for non-vested restricted stock awards was $276 at September 30, 2021 and is expected to be recognized over a weighted-average period of 3.9 years.

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

The principal balances of those loans at September 30, 2021 and June 30, 2021 are as follows:

	September 30, 2021	June 30, 2021
Mortgage loan portfolio serviced for:
FHLMC	$48,199	$52,199

Custodial escrow balances maintained in connection with serviced loans were $680 and $559 at September 30, 2021 and June 30, 2021.

Activity for loan servicing rights for the three months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020
Loan servicing rights:
Beginning of period:	$305	$458
Change in fair value	(14)	(43)
End of period:	$291	$415

Fair value at September 30, 2021 was determined using a discount rate of 8.63%, prepayment speed assumptions ranging from 10.36% to 19.69% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.10%. Fair value at September 30, 2020 was determined using a discount rate of 8.38%, prepayment speed assumptions ranging from 10.32% to 26.58% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.31%.

(11)        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended September 30, 2021 and 2020 is as follows:

	September 30, 2021	September 30, 2020
Cash paid during the period for:
Interest paid	$327	$567
Income taxes paid	$310	$267
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$—	$52
Change in unrealized gain/loss on securities available-for-sale	$(1,010)	$(213)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(12)        SUBSEQUENT EVENTS

Dividend Declared

On October 28, 2021, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of November 11, 2021, and will be paid on or about November 24, 2021.

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

•	the social and economic effects of the COVID-19 or any other pandemic;
•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
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

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,
•	limitations may be placed on our ability to foreclose on properties;
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

Critical Accounting Policies

There were no material changes to the critical accounting policies as disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2021, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2021 and June 30, 2021

Our total assets decreased by $1.1 million, or 0.2%, to $542.6 million at September 30, 2021 from $543.7 million at June 30, 2021.

Total cash and cash equivalents decreased $12.0 million, or 39.2%, to $18.6 million at September 30, 2021 from $30.6 million at June 30, 2021. The decrease in cash and cash equivalents was primarily due to funds being used to reduce FHLB advances during the three month period.

Our available-for-sale securities portfolio increased by $12.4 million from $139.1 million at June 30, 2021 to $151.5 million at September 30, 2021. The increase in securities classified as available-for-sale was primarily a result of our efforts in fiscal 2022 to invest in higher yielding assets.

Gross loans decreased $1.2 million, or 0.4%, to $337.9 million at September 30, 2021 from $339.1 million at June 30, 2021. This decrease was primarily a result of loan originations generally not matching loan repayments during the three months ended September 30, 2021.

Deposits increased $9.5 million, or 2.2%, to $449.4 million at September 30, 2021 from $439.9 million at June 30, 2021. The increase in our deposits reflected an increase of $2.4 million in interest bearing demand deposit accounts, $3.8 million in money market accounts, $3.5 million in savings deposits and $3.7 million in non-interest bearing deposits, partially offset by a decrease of $3.9 million in certificates of deposit. Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2021.

FHLB advances decreased $10.0 million, or 66.7%, to $5.0 million at September 30, 2021 from $15.0 million at June 30, 2021. The decrease was due to the repayment and non-renewal of short term advances that no longer had advantageous rates. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of September 30, 2021, or approximately $136.4 million. We had no federal funds purchased as of September 30, 2021 or as of June 30, 2021.

Total shareholders’ equity decreased $533 thousand, or 0.6%, to $87.6 million at September 30, 2021 compared to $88.1 million at June 30, 2021. The decrease was primarily the result of net income for the three months ended September 30, 2021 of $771 thousand being offset by $797 thousand in other comprehensive loss, $67 thousand of stock repurchases and $559 thousand in dividends distributed. The Association exceeded all regulatory capital requirements at September 30, 2021 and June 30, 2021.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2021	June 30, 2021
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,033	$2,260
Multi-family	—	—
Home equity	—	—
Nonresidential	509	521
Agricultural	—	—
Construction and landa	—	—
Total real estate loans	2,542	2,781
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans(1)	$2,542	$2,781
Accruing loans past due 90 days or more:
Real estate loans	$—	$—
Commercial and industrial
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of nonaccrual and 90 days or more past due loans(2)	$2,542	$2,781
Real estate owned, net:
One-to-four family	$—	$—
Nonresidential	—	—
Construction and land
Other nonperforming assets	—	—
Total nonperforming assets	$2,542	$2,781
Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$2,542	$2,781

Total nonperforming loans to total loans	0.75%	0.82%
Total nonperforming assets to total assets	0.47%	0.51%
Total nonperforming assets to loans and real estate owned	0.75%	0.82%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $1.6 million and $1.7 million, at September 30, 2021 and June 30, 2021, respectively.
(2)	There were no loans past due 90 days or more and still accruing at September 30, 2021 or June 30, 2021.

Nonperforming assets, which comprised of nonaccrual loans only, decreased $239 thousand from $2.78 million as of June 30, 2021 to $2.54 million as of September 30, 2021. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.47% and 0.75%, respectively, at September 30, 2021 compared to 0.51% and 0.82%, respectively at June 30, 2021.

Analysis of Net Interest Margin

The following table sets forth average balance sheets, average annualized yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to income.

	For the Three Months Ended
	September 30, 2021				September 30, 2020
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$337,626		$3,445	4.08%	$357,195		$4,027	4.51%
Investment securities	130,286		352	1.08	71,633		291	1.62
Investment securities, tax-free	15,057		86	2.28	16,178		91	2.25
Other interest-earning assets	22,347		16	0.28	32,127		27	0.33
Total interest-earning assets	505,316		3,899	3.09	477,133		4,436	3.72
Noninterest-earning assets	39,331				41,392
Total assets	$544,647				$518,525

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$77,066		$27	0.14%	$68,050		$33	0.19%
Money market deposits	82,359		32	0.15	80,623		46	0.23
Regular savings and other deposits	44,456		10	0.09	35,119		14	0.16
Certificates of deposit	184,377		237	0.51	196,445		457	0.92
Total interest-bearing deposits	388,258		306	0.31	380,237		550	0.57
Other Borrowings	14,167		23	0.64	5,000		19	1.51
Total interest-bearing liabilities	402,425		329	0.32	385,237		569	0.59
Noninterest bearing deposits	52,791				42,686
Other noninterest-bearing liabilities	842				1,461
Total liabilities	456,058				429,384
Equity	88,589				89,141
Total liabilities and equity	$544,647				$518,525

Net interest income			$3,570				$3,867
Interest rate spread				2.77%				3.13%
Net interest margin				2.83%				3.24%
Average interest-earning assets to average interest-bearing liabilities	1.26	x			1.24	x

Comparison of Operating Results for the Three Months Ended September 30, 2021 and September 30, 2020

General. We reported net income of $771 thousand for the three months ended September 30, 2021 as compared to net income of $1.3 million for the three months ended September 30, 2020. Interest income decreased $537 thousand for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and interest expense decreased $240 thousand, resulting in a net decrease to net interest income of $297 thousand. Noninterest income decreased $190 thousand for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Total noninterest expense increased $148 thousand. Tax expense decreased $133 thousand.

Interest Income. Interest income decreased by $537 thousand to $3.9 million from $4.4 million for the three months ended September 30, 2021 and September 30, 2020, respectively. The yield on interest-earning assets decreased 63 basis points from 3.72% for the three months ended September 30, 2020 to 3.09% for the three months ended September 30, 2021. Total average interest-earning assets increased by $28.2 million to $505.3 million for the three months ended September 30, 2021 from $477.1 million for the three months ended September 30, 2020.

Interest income on loans decreased by $582 thousand to $3.4 million from $4.0 million for the three months ended September 30, 2021 and September 30, 2020, respectively. The yield on loans decreased 43 basis points from 4.51% for the three months ended September 30, 2020 to 4.08% for the three months ended September 30, 2021. The average balance of loans decreased by $19.6 million, or 5.5%, to $337.6 million for the three months ended September 30, 2021 from $357.2 million for the three months ended September 30, 2020. The decrease in the average balance of our loans is reflective of reduced originations and normal loan repayments.

Interest income on investment securities increased $56 thousand, or 14.7%, to $438 thousand for the three months ended September 30, 2021 from $382 thousand for the three months ended September 30, 2020, reflecting an increase of $57.5 million, or 65.5%, in the average balances of securities to $145.3 million from $87.8 million for the three months ended September 30, 2021 and 2020, respectively, offset by a decrease in the total average yield of our investment securities of 53 basis points to 1.21% from 1.74%. The increase in average balances of our investment securities is reflective of our efforts during the past twelve months to invest in higher yielding assets. Our decreased yields are reflective of a decrease of higher yielding investments due to maturities, paydowns, sales and calls in the past twelve months along with overall lower investment rates that were available on purchases made in during the prior twelve months.

Income on other interest earning assets decreased by $11 thousand, or 40.7%, to $16 thousand for the three months ended September 30, 2021 from $27 thousand for the three months ended September 30, 2020. The average balance of other interest-earning assets decreased $9.8 million to $22.3 million for the three months ended September 30, 2021 from $32.1 million for the three months ended September 30, 2020 and the yield decreased five basis points over the same period. The decrease in average balance was primarily due to funds being used to reduce FHLB advances during the three month period ended September 30, 2021. The decrease in yield was primarily a result of decreased rates on money market accounts and our Federal Reserve excess balance account, the balance of which comprised 91.5% of this category during the three months ended September 30, 2021.

Interest Expense.   Interest expense decreased $240 thousand, or 42.2%, to $329 thousand for the three months ended September 30, 2021 from $569 thousand for the three months ended September 30, 2020. The average rate paid on interest bearing liabilities decreased 27 basis points from 0.59% for the three months ended September 30, 2020 to 0.32% for the three months ended September 30, 2021. This decrease was primarily due to a general decrease in retail and wholesale borrowing rates due to overall market decreases.

Interest expense on deposits decreased $244 thousand, or 44.4%, to $306 thousand for the three months ended September 30, 2021 from $550 thousand for the three months ended September 30, 2020. The average rate paid on interest bearing liabilities decreased 26 basis points from 0.57% for the three months ended September 30, 2020 to 0.31% for the three months ended September 30, 2021. The decrease in the average rate paid on deposits was partially offset by an increase in the average balance of interest bearing deposits of $8.0 million, or 2.1%, to $388.3 million for the three months ended September 30, 2021 from $380.2 million for the three months ended September 30, 2020.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased by $220 thousand, or 48.1% to $237 thousand for the three months ended September 30, 2021 from $457 thousand for the three months ended September 30, 2020. The average cost on these deposits decreased from 0.92% for the three months ended September 30, 2020 to 0.51% for the three months ended September 30, 2021. The decrease in interest rate on these deposits is reflective of an overall decline in market rates. The average balance on these deposits decreased $12.1 million, from $196.4 million for the three months ended September 30, 2020 to $184.4 million for the three months ended September 30, 2021. The decrease in the average balance of certificates of deposit is reflective of normal deposit fluctuation.

Interest expense on NOW and demand deposits and regular savings and other deposits decreased by $10 thousand to $37 thousand for the three months ended September 30, 2021 from $47 thousand for the three months ended September 30, 2020. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.12% from 0.18% offset by a $18.4 million increase in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on money market deposits decreased $14 thousand as the cost of these deposits decreased eight basis points from 0.23% for the three months ended September 30, 2020 to 0.15% for the three months ended September 30, 2021. The average balance of money market deposits increased from $80.6 million to $82.4 million for the same period. The decrease in interest rate on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense for other borrowings increased by $4 thousand, or 21.1%, to $23 thousand for the three months ended September 30, 2021 from $19 thousand for the three months ended September 30, 2020. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. Average other borrowings were $14.2 million for the three months ended September 30, 2021 compared to $5.0 million for the three months ended September 30, 2020. The average rate decreased 87 basis points from 1.51% for the three months ended September 30, 2020 to 0.64% for the three months ended September 30, 2021 due to a decrease in market interest rates and use of shorter term advances in the period ended September 30, 2021.

Net Interest Income. Net interest income before the provision for loan losses decreased by $297 thousand, or 7.7%, to $3.6 million for the three months ended September 30, 2021. Our interest rate spread and net interest margin decreased to 2.77% and 2.83%, from 3.13% and 3.24%, for the three months ended September 30, 2021 and September 30, 2020, respectively. The decrease in yield on earning assets was larger than the decrease in cost of interest bearing liabilities which contributed to the decrease in net interest margin for the three months ended September 30, 2021.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended September 30, 2021 or for the three months ended September 30, 2020. There were no charge-offs for the three months ended September 30, 2021. There were $2 thousand in charge-offs for the three months ended September 30, 2020. The lack of provision for the three months ended September 30, 2021 is primarily due to a decrease in the loan portfolio balance.

Our total allowance for loan losses was $1.3 million, or 0.40% of total gross loans as of September 30, 2021 and $1.3 million, or 0.39% of total gross loans as of June 30, 2021. Our total allowance for loan losses was 0.40% of total gross loans, net of PPP loans, as of September 30, 2021 and June 30, 2021. PPP loans are not allocated any allowance due to the 100% SBA guarantee. There were no specifically identified impaired loans at September 30, 2021 or June 30, 2021. Total loans individually evaluated for impairment increased $481 thousand, or 28.1%, to $2.2 million at September 30, 2021 compared to $1.7 million at June 30, 2021.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2021 and 2020. There have been no changes to our allowance for loan loss methodology during three months ended September 30, 2021.

Noninterest Income. Noninterest income decreased $190 thousand, or 31.5%, to $413 thousand for the three months ended September 30, 2021 from $603 thousand for the three months ended September 30, 2020. Mortgage servicing income decreased $10 thousand due to a decline in the servicing portfolio balance. Gain on sale of mortgage loans was $106 thousand and $35 thousand for the three months ended September 30, 2021 and 2020, respectively. The change in fair value of equity securities was a loss of $50 thousand for the three months ended September 30, 2021 compared to a loss of $23 thousand for the three months ended September 30, 2020. Gains or losses on the fair value of equity securities are market driven. There were no sales of securities for the three months ended September 30, 2021. There were $62 thousand in gains on the sale of securities for the three months ended September 30, 2020. Gains or losses on the sale of securities are largely market driven. Securities were sold during the quarter ended September 30, 2020 to realize market gains and adjust the investment portfolio so that funds could be more beneficially used to yield higher net earnings going forward. There were no payoffs of purchase credit impaired loans for the three months ended September 30, 2021. The net gain on payoff of purchase credit impaired loans was $195 thousand for the three months ended September 30, 2020 due to the liquidation of two loans. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2021 increased by $148 thousand, or 5.2%, to $3.0 million for three months ended September 30, 2021. Salaries and employee benefits increased $91 thousand due to routine increases. Occupancy and equipment increased $23 thousand due to normal periodic fluctuations. Data processing increased $5 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees decreased $13 thousand due to normal periodic fluctuations. Advertising increased $27 thousand due to normal periodic fluctuations. FDIC deposit insurance increased $2 thousand due to the increased Association asset size. Foreclosed asset expenses decreased $8 thousand due to normal periodic fluctuations. The change in the value of the loan servicing portfolio decreased $14 thousand due to market conditions. For the three months ended September 30, 2021, we recognized an expense for the decrease in value of the loan servicing asset of $14 thousand compared to $43 thousand for the three months ended September 30, 2020. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $133 thousand, or 38.0%, to $217 thousand for the three months ended September 30, 2021 from $350 thousand for the three months ended September 30, 2020. This was primarily due to a decrease in pre-tax income during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Our effective income tax rate was 22.0% and 21.6% for the three months ended September 30, 2021 and 2020, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. Our liquidity monitoring process is designed to contend with changing economic situations, which would include the current COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Treasury and Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets, as of September 30, 2021, or approximately $136.4 million as of that date, with a remaining availability of $131.5 million as of September 30, 2021.

Common Stock Dividends. On July 22, 2021 the Company paid a $0.10 per share cash dividend on its common stock for a total of $559 thousand.

Equity Compensation Plans. During the three months ended September 30, 2021, no shares of restricted stock or common stock were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

Issuer Repurchases. On May 14, 2021, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock, terminating the previous authorization on May 28, 2020 to repurchase 100,000 shares. The repurchase authorization expires on March 31, 2022. In connection with these repurchase authorizations, the Company has purchased a total of 2,865 shares of its common stock during the three months ended September 30, 2021.

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended September 30, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plans
July 1 - July 31, 2021	—	$—	–		83,458
August 1 - August 31, 2021	263	$22.05	263		83,195
September 1 - September 30, 2021	2,602	$23.56	2,602		80,593	(2)
Total	2,865	$23.42	2,865	(1)

(1)	All shares were purchased pursuant to the publicly announced repurchase program that was approved by the Board of Directors on May 14, 2021. The repurchase program expires on March 31, 2022.
(2)	Represents the maximum number of shares available for repurchase under the May 14, 2021 plan at September 30, 2021.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language):

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

Date: November 12, 2021

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Executive Vice President and Chief Financial Officer