Form 10-Q
period 2021-12-31
Oconee Federal Financial Corp.
filed 2022-02-11
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2021

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

As of February 7, 2022, the registrant had 5,580,402 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2021 (unaudited)	June 30, 2021
ASSETS
Cash and due from banks	$3,382	$9,026
Interest-earning deposits	4,193	21,575
Fed funds sold	102	48
Total cash and cash equivalents	7,677	30,649
Securities available-for-sale	155,654	139,061
Loans	338,277	339,089
Allowance for loan losses	(1,339)	(1,339)
Net loans	336,938	337,750
Loans held for sale, at fair value	731	164
Premises and equipment, net	8,761	8,972
Accrued interest receivable
Loans	933	939
Investments	447	437
Restricted equity securities, at cost	1,033	1,408
Bank owned life insurance	20,164	19,937
Goodwill	2,593	2,593
Core deposit intangible	100	134
Loan servicing rights	302	305
Deferred tax assets	1,240	787
Other assets	428	580
Total assets	$537,001	$543,716

LIABILITIES
Deposits
Noninterest - bearing	$52,283	$53,250
Interest - bearing	391,273	386,680
Total deposits	443,556	439,930
Federal Home Loan Bank advances	5,000	15,000
Accrued interest payable and other liabilities	788	686
Total liabilities	449,344	455,616

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,571,464 and 6,563,409 shares outstanding, respectively	66	66
Treasury stock, at par, 978,164 and 970,274 shares, respectively	(10)	(10)
Additional paid-in capital	6,410	6,400
Retained earnings	81,816	80,915
Accumulated other comprehensive (loss)/income	(516)	941
Unearned ESOP shares	(109)	(212)
Total shareholders’ equity	87,657	88,100
Total liabilities and shareholders’ equity	$537,001	$543,716

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest and dividend income:
Loans, including fees	$3,722	$3,822	$7,168	$7,849
Securities, taxable	441	284	793	575
Securities, tax-exempt	86	91	172	182
Other interest-earning assets	16	32	31	59
Total interest income	4,265	4,229	8,164	8,665

Interest expense:
Deposits	269	460	575	1,010
Other borrowings	19	19	42	38
Total interest expense	288	479	617	1,048

Net interest income	3,977	3,750	7,547	7,617

Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	3,977	3,750	7,547	7,617

Noninterest income:
Service charges on deposit accounts	102	93	202	175
Income on bank owned life insurance	114	112	226	224
Mortgage servicing income	28	38	58	78
Gain on sale of mortgage loans	42	66	149	101
ATM & debit card income	112	97	223	195
Change in fair value of equity securities, net	1	32	(49)	9
Gain on sale of securities, net	—	47	—	109
Gain on payoff of purchase credit impaired loans	—	—	—	195
Other	4	2	6	4
Total noninterest income	403	487	815	1,090

Noninterest expense:
Salaries and employee benefits	1,716	1,692	3,412	3,297
Occupancy and equipment	494	410	977	869
Data processing	249	236	501	483
ATM & debit card expense	84	76	170	145
Professional and supervisory fees	129	144	236	265
Office expense	56	69	92	110
Advertising	57	61	134	112
FDIC deposit insurance	36	32	69	63
Foreclosed assets, net	—	24	(1)	32
Change in loan servicing asset	(11)	29	3	72
Other	187	178	398	349
Total noninterest expense	2,997	2,951	5,991	5,797

Income before income taxes	1,383	1,286	2,371	2,910
Income tax expense	147	215	364	566

Net income	$1,236	$1,071	$2,007	$2,344

Other comprehensive (loss)/ income
Unrealized (losses)/gains on securities available-for-sale	$(834)	$63	$(1,844)	$(88)
Tax effect	174	(14)	387	18
Reclassification adjustment for gains realized in net income	—	(47)	—	(109)
Tax effect	—	10	—	23
Total other comprehensive (loss)/income	(660)	12	(1,457)	(156)
Comprehensive income	$576	$1,083	$550	$2,188

Basic net income per share: (Note 3)	$0.22	$0.19	$0.36	$0.42
Diluted net income per share: (Note 3)	$0.22	$0.19	$0.36	$0.42
Dividends declared per share:	$0.10	$0.10	$0.20	$0.20

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share and per share data)

For the three months ended December 31, 2021 and December 31, 2020

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at September 30, 2020	$65	$(9)	$7,371	$79,783	$2,075	$(357)	$88,928
Net income	—	—	—	1,071	—	—	1,071
Other comprehensive income	—	—	—	—	12	—	12
Purchase of 8,591 shares of treasury stock (1)	—	—	(218)	—	—	—	(218)
Stock-based compensation expense	—	—	20	—	—	—	20
Common Stock Issued	—	—	1	—	—	—	1
Dividends (2)	—	—	21	(539)	—	—	(518)
ESOP shares earned	—	—	77	—	—	43	120
Balance at December 31, 2020	$65	$(9)	$7,272	$80,315	$2,087	$(314)	$89,416

Balance at September 30, 2021	$66	$(10)	$6,401	$81,127	$144	$(161)	$87,567
Net income	—	—	—	1,236	—	—	1,236
Other comprehensive loss	—	—	—	—	(660)	—	(660)
Purchase of 5,025 shares of treasury stock (3)	—	—	(121)	—	—	—	(121)
Stock-based compensation expense	—	—	31	—	—	—	31
Dividends (4)	—	—	—	(547)	—	—	(547)
ESOP shares earned	—	—	99	—	—	52	151
Balance at December 31, 2021	$66	$(10)	$6,410	$81,816	$(516)	$(109)	$87,657

(1)	The weighted average cost of treasury shares purchased during the three months ended December 31, 2020 was $23.50 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	Approximately $76 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,100 additional shares. The portion of the dividend paid on allocated shares of approximately $55 and resulting release of approximately 5,000 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $21 and resulting release of approximately 2,100 shares, and was accounted for as additional compensation expense for the three months ended December 31, 2020.

(3)	The weighted average cost of treasury shares purchased during the three months ended December 31, 2021 was $24.11 per share. Treasury stock repurchases were accounted for using the par value method.

(4)	Approximately $75 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,000 additional shares. The portion of the dividend paid on allocated shares of approximately $63 and resulting release of approximately 5,700 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $12 and resulting release of approximately 1,300 shares, and was accounted for as additional compensation expense for the three months ended December 31, 2021.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share and per share data)

For the six months ended December 31, 2021 and December 31, 2020

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total

Balance at June 30, 2020	$65	$(9)	$7,342	$79,071	$2,243	$(407)	$88,305
Net income	—	—	—	2,344	—	—	2,344
Other comprehensive loss	—	—	—	—	(156)	—	(156)
Purchase of 9,867 shares of treasury stock (1)	—	—	(249)	—	—	—	(249)
Stock-based compensation expense	—	—	41	—	—	—	41
Common Stock Issued	—	—	6	—	—	—	6
Dividends (2)	—	—	21	(1,100)	—	—	(1,079)
ESOP shares earned	—	—	111	—	—	93	204
Balance at December 31, 2020	$65	$(9)	$7,272	$80,315	$2,087	$(314)	$89,416

Balance at June 30, 2021	$66	$(10)	$6,400	$80,915	$941	$(212)	$88,100
Net income	—	—	—	2,007	—	—	2,007
Other comprehensive loss	—	—	—	—	(1,457)	—	(1,457)
Purchase of 7,890 shares of treasury stock (3)	—	—	(188)	—	—	—	(188)
Stock-based compensation expense	—	—	61	—	—	—	61
Dividends (4)	—	—	—	(1,106)	—	—	(1,106)
ESOP shares earned	—	—	137	—	—	103	240
Balance at December 31, 2021	$66	$(10)	$6,410	$81,816	$(516)	$(109)	$87,657

(1)	The weighted average cost of treasury shares purchased during the six months ended December 31, 2020 was $23.64 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	Approximately $76 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,100 additional shares. The portion of the dividend paid on allocated shares of approximately $55 and resulting release of approximately 5,000 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $21 and resulting release of approximately 2,100 shares, and was accounted for as additional compensation expense for the six months ended December 31, 2020.

(3)	The weighted average cost of treasury shares purchased during the six months ended December 31, 2021 was $23.86 per share. Treasury stock repurchases were accounted for using the par value method.

(4)	Approximately $75 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,000 additional shares. The portion of the dividend paid on allocated shares of approximately $63 and resulting release of approximately 5,700 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $12 and resulting release of approximately 1,300 shares, and was accounted for as additional compensation expense for the six months ended December 31, 2021.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	December 31, 2021	December 31, 2020
Cash Flows From Operating Activities
Net income	$2,007	$2,344
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for real estate owned	—	21
Depreciation and amortization, net	988	870
Net accretion of purchase accounting adjustments	(118)	(124)
Deferred income tax benefit	(66)	(40)
Change in loan servicing asset	3	72
Net gain on sales of securities	—	(109)
Mortgage loans originated for sale	(7,821)	(6,320)
Mortgage loans sold	7,403	6,281
Gain on sales of mortgage loans	(149)	(101)
Change in fair value of equity securities	49	(9)
Increase in cash surrender value of bank owned life insurance	(227)	(224)
Gain on payoff of purchased credit impaired loans	—	(195)
ESOP compensation expense	240	204
Stock based compensation expense	61	41
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	148	17
Accrued interest payable and other liabilities	102	(617)
Net cash provided by operating activities	2,620	2,111

Cash Flows From Investing Activities
Purchases of premises and equipment	(102)	(175)
Purchases of securities available-for-sale	(36,238)	(35,124)
Proceeds from maturities, paydowns and calls of securities available-for-sale	17,111	11,745
Proceeds from sales of securities available-for-sale	—	7,923
Sales of restricted equity securities	375	—
Loan originations and repayments, net	930	8,254
Net cash used in investing activities	(17,924)	(7,377)

Cash Flows from Financing Activities
Net change in deposits	3,626	8,472
Repayment of notes payable to FHLB	(10,000)	—
Dividends paid	(1,106)	(1,079)
Purchase of treasury stock	(188)	(249)
Proceeds from sale of common stock, net of issuance costs	—	6
Net cash (used in)/provided by financing activities	(7,668)	7,150

Change in cash and cash equivalents	(22,972)	1,884

Cash and cash equivalents, beginning of period	30,649	34,582
Cash and cash equivalents, end of period	$7,677	$36,466

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES

Basis of Presentation:

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (74.45%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2021 and June 30, 2021 and the results of operations and cash flows for the interim periods ended December 31, 2021 and 2020. All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2022 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

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

Risks and Uncertainties:

The COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company, its clients and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including whether the coronavirus can continue to be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; due to a decline in our stock price or other factors, goodwill may become impaired and be required to be written down; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(2)	NEW ACCOUNTING STANDARDS

Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. Issued in November 2021, ASU 2021-10 requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946)”. Issued in August 2021, ASU 2021-06 amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The amendments are effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Earnings per share
Net income	$1,236	$1,071	$2,007	$2,344
Less: distributed earnings allocated to participating securities	(2)	—	(3)	(1)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(1)	(1)	(2)	(1)
Net earnings available to common shareholders	$1,233	$1,070	$2,002	$2,342

Weighted average common shares outstanding including participating securities	5,589,974	5,604,358	5,591,279	5,604,395
Less: participating securities	(14,300)	(5,800)	(14,300)	(5,800)
Less: average unearned ESOP shares	(8,553)	(28,870)	(11,154)	(32,280)
Weighted average common shares outstanding	5,567,121	5,569,688	5,565,825	5,566,315

Basic earnings per share	$0.22	$0.19	$0.36	$0.42

Weighted average common shares outstanding	5,567,121	5,569,688	5,565,825	5,566,315
Add: dilutive effects of assumed exercises of stock options	69,478	69,893	67,814	71,531
Average shares and dilutive potential common shares	5,636,599	5,639,581	5,633,639	5,637,846

Diluted earnings per share	$0.22	$0.19	$0.36	$0.42

For the three and six months ended December 31, 2021, 21,200 options were considered anti-dilutive as the exercise price was in excess of the average market price, and for the three and six months ended December 31, 2020, 11,200 options were considered anti-dilutive as the exercise price was in excess of the average market price.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2021 and June 30, 2021 are as follows:

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
December 31, 2021	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$48	$68
Certificates of deposit	1,995	22	—	—	2,017
Municipal securities	18,678	676	—	—	19,354
CMOs	13,726	127	(133)	—	13,720
U.S. Government agency mortgage-backed securities	109,379	601	(1,619)	—	108,361
U.S. Treasury and Government agency bonds	12,461	—	(327)	—	12,134
Total available-for-sale	$156,259	$1,426	$(2,079)	$48	$155,654

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
June 30, 2021	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$97	$117
Certificates of deposit	2,244	53	—	—	2,297
Municipal securities	18,737	794	—	—	19,531
CMOs	7,468	262	(14)	—	7,716
U.S. Government agency mortgage-backed securities	95,811	916	(614)	—	96,113
U.S. Treasury and Government agency bonds	13,493	32	(238)	—	13,287
Total available-for-sale	$137,773	$2,057	$(866)	$97	$139,061

Securities pledged at December 31, 2021 and June 30, 2021 had fair values of $20,455 and $22,726, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At December 31, 2021 and June 30, 2021, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at December 31, 2021 and June 30, 2021. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
December 31, 2021
Available-for-sale:
CMOs	$7,489	$(100)	2	$970	$(33)	1	$8,459	$(133)	3
U.S. Government agency mortgage-backed securities	81,930	(1,445)	36	7,386	(174)	7	89,316	(1,619)	43
U.S. Treasury and Government agency bonds	6,151	(78)	4	5,983	(249)	3	12,134	(327)	7
	$95,570	$(1,623)	42	$14,339	$(456)	11	$109,909	$(2,079)	53

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2021
Available-for-sale:
CMOs	$990	$(14)	1	$—	$—	—	$990	$(14)	1
U.S. Government agency mortgage-backed securities	51,863	(606)	25	1,101	(8)	1	52,964	(614)	26
U.S. Treasury and Government agency bonds	7,993	(238)	5	—	—	—	7,993	(238)	5
	$60,846	$(858)	31	$1,101	$(8)	1	$61,947	$(866)	32

(1)	Actual amounts.

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

None of the unrealized losses at December 31, 2021 were recognized into net income for the three or six months ended December 31, 2021 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2021 were recognized as having OTTI during the year ended June 30, 2021.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at December 31, 2021 and June 30, 2021 by contractual maturity.

	December 31, 2021		June 30, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$2,986	$3,004	$3,003	$3,034
Due from one to five years	4,953	5,100	5,793	6,008
Due after five years to ten years	22,394	22,457	22,258	22,459
Due after ten years	2,801	2,944	3,420	3,614
Mortgage-backed securities, CMOs and FHLMC stock (1)	123,125	122,149	103,299	103,946
Total available for sale	$156,259	$155,654	$137,773	$139,061

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. Federal Home Loan Mortgage Corporation (“FHLMC”) common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
Available-for-sale:	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Proceeds	$—	$6,051	$—	$7,923
Gross gains	—	47	—	109
Gross losses	—	—	—	—

The tax provision related to the net realized gain for the three and six months ended December 31, 2020 was $10 and $23, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS

The components of loans at December 31, 2021 and June 30, 2021 were as follows:

	December 31, 2021	June 30, 2021
Real estate loans:
One-to-four family	$270,758	$268,889
Multi-family	382	649
Home equity	5,969	6,158
Nonresidential	22,466	21,868
Agricultural	2,629	2,683
Construction and land	25,457	27,002
Total real estate loans	327,661	327,249
Commercial and industrial (1)	5,303	5,871
Consumer and other loans	5,313	5,969
Total loans	$338,277	$339,089

(1)	Includes $1,112 and $2,677 of 100% Small Business Administration (“SBA”) guaranteed Paycheck Protection Program (“PPP”) loans as of December 31, 2021 and June 30, 2021, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS (continued)

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2021 by portfolio segment:

Three months ended December 31, 2021	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$1,002	$(13)	$—	$—	$989
Multi-family	4	—	—	—	4
Home equity	41	—	—	—	41
Nonresidential	135	4	—	—	139
Agricultural	15	—	—	—	15
Construction and land	90	5	—	—	95
Total real estate loans	1,287	(4)	—	—	1,283
Commercial and industrial	23	3	—	—	26
Consumer and other loans	29	1	—	—	30
Total loans	$1,339	$—	$—	$—	$1,339

Six months ended December 31, 2021	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$992	$(3)	$—	$—	$989
Multi-family	4	—	—	—	4
Home equity	41	—	—	—	41
Nonresidential	133	6	—	—	139
Agricultural	15	—	—	—	15
Construction and land	103	(8)	—	—	95
Total real estate loans	1,288	(5)	—	—	1,283
Commercial and industrial	22	4	—	—	26
Consumer and other loans	29	1	—	—	30
Total loans	$1,339	$—	$—	$—	$1,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS (continued)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2021:

	Ending Allowance on Loans:		Loans:
At December 31, 2021	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$989	$978	$269,780
Multi-family	—	4	—	382
Home equity	—	41	—	5,969
Nonresidential	—	139	498	21,968
Agricultural	—	15	—	2,629
Construction and land	—	95	—	25,457
Total real estate loans	—	1,283	1,476	326,185
Commercial and industrial (1)	—	26	—	5,303
Consumer and other loans	—	30	—	5,313
Total loans	$—	$1,339	$1,476	$336,801

(1)	Includes $1,112 of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee.

The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2020 by portfolio segment:

Three months ended December 31, 2020	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$989	$38	$—	$—	$1,027
Multi-family	4	—	—	—	4
Home equity	40	1	(5)	—	36
Nonresidential	108	9	—	—	117
Agricultural	4	—	—	—	4
Construction and land	96	(2)	—	—	94
Total real estate loans	1,241	46	(5)	—	1,282
Commercial and industrial	74	(46)	—	—	28
Consumer and other loans	29	—	—	—	29
Total loans	$1,344	$—	$(5)	$—	$1,339

Six months ended December 31, 2020	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$1,032	$(3)	$(2)	$—	$1,027
Multi-family	4	—	—	—	4
Home equity	34	7	(5)	—	36
Nonresidential	75	42	—	—	117
Agricultural	4	—	—	—	4
Construction and land	105	(11)	—	—	94
Total real estate loans	1,254	35	(7)	—	1,282
Commercial and industrial	65	(37)	—	—	28
Consumer and other loans	27	2	—	—	29
Total loans	$1,346	$—	$(7)	$—	$1,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS (continued)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2021:

	Ending Allowance on Loans:		Loans:
At June 30, 2021	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$992	$1,711	$267,178
Multi-family	—	4	—	649
Home equity	—	41	—	6,158
Nonresidential	—	133	—	21,868
Agricultural	—	15	—	2,683
Construction and land	—	103	—	27,002
Total real estate loans	—	1,288	1,711	325,538
Commercial and industrial (1)	—	22	—	5,871
Consumer and other loans	—	29	—	5,969
Total loans	$—	$1,339	$1,711	$337,378

(1)	Includes $2,677 of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2021 and June 30, 2021, including the average recorded investment balance and interest earned for the six months ended December 31, 2021 and the year ended June 30, 2021:

December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$984	$978	$—	$1,345	$17
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	528	498	—	249	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	1,512	1,476	—	1,594	17
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$1,512	$1,476	$—	$1,594	$17

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$1,512	$1,476	$—	$1,594	$17
Consumer and other loans	—	—	—	—	—
Total	$1,512	$1,476	$—	$1,594	$17

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

Total past due loans and nonaccrual loans at December 31, 2021:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$2,332	$628	$370	$3,330	$267,428	$270,758	$1,249	$—
Multi-family	212	—	—	212	170	382	—	—
Home equity	17	—	—	17	5,952	5,969	—	—
Nonresidential	—	—	—	—	22,466	22,466	498	—
Agricultural	—	—	—	—	2,629	2,629	—	—
Construction and land	—	—	—	—	25,457	25,457	—	—
Total real estate loans	2,561	628	370	3,559	324,102	327,661	1,747	—
Commercial and industrial	—	—	—	—	5,303	5,303	—	—
Consumer and other loans	—	—	—	—	5,313	5,313	—	—
Total	$2,561	$628	$370	$3,559	$334,718	$338,277	$1,747	$—

COVID-19 Loan Modifications:

As a result of disruptions in economic conditions caused by COVID-19, the financial regulators issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance provided that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” which was extended by the Consolidated Appropriations Act for the fiscal year ending September 30, 2021, provided banks the option to temporarily suspend certain requirements under ASC 340-10 troubled debt restructuring classifications for a limited period of time to account for the effects of COVID-19. The Federal Reserve and the other banking agencies and regulators also issued a joint statement encouraging banks to work prudently with borrowers and to describe the agencies’ interpretations of how accounting rules under ASC 310-40 apply to certain COVID-19 related modifications. We have not considered any of the COVID-19 related modifications performed to date to be troubled debt restructurings. Included in the table above are $9,227 in loans still remaining that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $6,488 in one-to-four family loans, $2,357 in non-residential loans and $382 in multi-family loans. As of December 31, 2021, $8,678 of such loans were current and $549 were 30 days or more past due. As of December 31, 2021, all of the COVID-19 related modifications had returned to regular payment status.

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

Troubled Debt Restructurings:

At December 31, 2021 and June 30, 2021, total loans that have been modified as troubled debt restructurings were $910 and $1,661, respectively, which consisted of one non-residential real estate loan and two one-to-four family first lien loans at December 31, 2021 and one non-residential real estate loan and three one-to-four family first lien loans at June 30, 2021. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. No loans have been modified as troubled debt restructurings during the six months ended December 31, 2021. No loans modified as troubled debt restructurings during the twelve months ended December 31, 2021 have defaulted since restructuring. All of these loans are on nonaccrual at December 31, 2021 and June 30, 2021. At December 31, 2021 and June 30, 2021, $879 and $1,107, respectively, were individually evaluated for impairment.

Allowance for Loan Loss:

There have been no changes to our allowance for loan loss methodology during the quarter ended December 31, 2021. We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available. We believe that the recorded allowance is adequate at this time and as a result no additional provision for loan losses has been recorded during the quarter ended December 31, 2021.  However, the fluidity of this pandemic precludes any prediction as to its ultimate impact. We will continue to review and make adjustments as may be necessary. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three and six months ended December 31, 2021 and December 31, 2020.

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

Within this category for the six months ended December 31, 2021 and the year ended June 30, 2021 are PPP loans that were authorized under the CARES Act. PPP loans are originated by the Association, are 100% guaranteed by the SBA and qualify to be forgiven based on certain criteria as determined by the SBA. The Association received a fee, with the percentage depending on the size of the loan, for originating these loans and earns 1% on the outstanding balance for the term of the loans, the maximum of which is five years unless forgiven sooner by the SBA. For the six months ended December 31, 2021 and December 31, 2020, $73 and $118 of PPP loan fees were recognized in income, respectively. As of December 31, 2021 $6,513 of the original $7,654 of PPP loans have been forgiven, with a remaining amount of $29 in deferred fees outstanding.

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

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables.

Total loans by risk grade and portfolio segment at December 31, 2021:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$262,160	$3,210	$2,634	$2,754	$—	$270,758
Multi-family	382	—	—	—	—	382
Home equity	5,753	208	—	8	—	5,969
Nonresidential	21,599	—	195	672	—	22,466
Agricultural	2,629	—	—	—	—	2,629
Construction and land	25,056	365	—	36	—	25,457
Total real estate loans	317,579	3,783	2,829	3,470	—	327,661
Commercial and industrial	5,303	—	—	—	—	5,303
Consumer and other loans	5,313	—	—	—	—	5,313
Total	$328,195	$3,783	$2,829	$3,470	$—	$338,277

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

At December 31, 2021, one loan for $112 was in formal foreclosure proceedings and is included in the one-to-four family loan category.

(6)        BORROWINGS

At December 31, 2021 and June 30, 2021, advances from the Federal Home Loan Bank were as follows:

	December 31, 2021
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59%
Total	$5,000

	June 30, 2021
	Balance	Stated Interest Rate
FHLB advances due September 2021 through January 2025	$15,000	0.16% - 1.59%
Total	$15,000

Payments over the next five years are as follows:

2023	$2,500
2025	$2,500

The average interest rate of all outstanding FHLB advances was 1.50% and 0.61% on December 31, 2021 and June 30, 2021, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by $17,940 and $19,613 of investment securities at December 31, 2021 and June 30, 2021, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $136,254 at December 31, 2021.

There were no overnight borrowings at December 31, 2021 or June 30, 2021.

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

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no impaired loans with specific allocations at December 31, 2021 or June 30, 2021.

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

Assets measured at fair value on a recurring basis at December 31, 2021 and June 30, 2021 are summarized below:

	Fair Value Measurements
	December 31, 2021		June 30, 2021
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$68	$—	$117	$—
Certificates of deposit	2,017	—	2,297	—
Municipal securities	19,354	—	19,531	—
CMOs	13,720	—	7,716	—
U.S. Government agency mortgage-backed securities	108,361	—	96,113	—
U.S. Treasury and Government agency bonds	12,134	—	13,287	—
Total securities available-for-sale	155,654	—	139,061	—
Loan servicing rights	—	302	—	305
Total financial assets	$155,654	$302	$139,061	$305

There are no liabilities measured at fair value on a recurring basis.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)       FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended December 31, 2021 and 2020:

	Fair Value Measurements (Level 3)
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$291	$415	$305	$458
Unrealized net gains/(losses) included in net income	11	(29)	(3)	(72)
Balance at end of period:	$302	$386	$302	$386

There are no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2021 or June 30, 2021.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at December 31, 2021 and June 30, 2021.

	Level 3 Quantitative Information
	December 31, 2021 Fair Value	June 30, 2021 Fair Value	Valuation Technique	Unobservable Inputs	Range
Loan servicing rights	$302	$305	Discounted cash flows	Discount rate, estimated timing of cash flows	8.50% to 8.63%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)       FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2021 and June 30, 2021 are summarized below:

	December 31, 2021
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$155,654	$—	$155,654	$—	$155,654
Loans, net (1)	336,938	—	—	334,817	334,817
Loans held for sale(2)	731	—	—	731	731
Loan servicing rights	302	—	—	302	302
Restricted equity securities	1,033	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$443,556	$—	$441,368	$—	$441,368
FHLB Advances	5,000	—	5,003	—	5,003

	June 30, 2021
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$139,061	$—	$139,061	$—	$139,061
Loans, net (1)	337,750	—	—	339,762	339,762
Loans held for sale(2)	164	—	—	164	164
Loan servicing rights	305	—	—	305	305
Restricted equity securities	1,408	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$439,930	$—	$438,491	$—	$438,491
FHLB Advances	15,000	—	15,087	—	15,087

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2021 and June 30, 2021 was measured using an exit price notion.

(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2021 or 2020. Total ESOP compensation expense for the three and six months ended December 31, 2021 was $101 and $190, respectively, and for the three and six months ended December 31, 2020 was $120 and $204, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(8)       EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Shares held by the ESOP at December 31, 2021 and June 30, 2021 were as follows:

	December 31, 2021	June 30, 2021
Committed to be released to participants	20,403	10,202
Allocated to participants	144,674	161,206
Unearned	10,692	11,616
Total ESOP shares	175,769	183,024

Fair value of unearned shares	$238	$272

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

There have been no stock options or restricted stock issued in fiscal 2022.

The following table summarizes stock option activity for the six months ended December 31, 2021:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2021	131,901	$15.70
Granted	—	—
Exercised	(15,552)	11.58
Forfeited	—	—
Outstanding - December 31, 2021	116,349	$16.25	$694
Fully vested and exercisable at December 31, 2021	98,449	$14.81	$730
Expected to vest in future periods	17,900
Fully vested and expected to vest - December 31, 2021	116,349	$16.25	$694

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $22.22 per share on December 31, 2021.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 2,873 and 3,272 options that were earned during the six months ended December 31, 2021 and 2020, respectively. Stock-based compensation expense for stock options for the three and six months ended December 31, 2021 was $5 and $11, respectively, and for the three and six months ended December 31, 2020 was $5 and $11, respectively. Total unrecognized compensation cost related to stock options was $59 at December 31, 2021 and is expected to be recognized over a weighted-average period of 3.4 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Balance - beginning of year	14,300	5,800
Granted	—	250
Forfeited	—	—
Vested	—	(250)
Balance - end of period	14,300	5,800
Weighted average grant date fair value	$22.50	$19.78

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and six months ended December 31, 2021 was $25 and $50, respectively, and for the three and six months ended December 31, 2020 was $15 and $30, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $251 at December 31, 2021 and is expected to be recognized over a weighted-average period of 3.7 years.

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

The principal balances of those loans at December 31, 2021 and June 30, 2021 are as follows:

	December 31, 2021	June 30, 2021
Mortgage loan portfolio serviced for:
FHLMC	$44,844	$52,199

Custodial escrow balances maintained in connection with serviced loans were $254 and $559 at December 31, 2021 and June 30, 2021.

Activity for loan servicing rights for the three and six months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Loan servicing rights:
Beginning of period:	$291	$415	$305	$458
Change in fair value	11	(29)	(3)	(72)
End of period:	$302	$386	$302	$386

Fair value at December 31, 2021 was determined using a discount rate of 8.63%, prepayment speed assumptions ranging from 9.76% to 19.17% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.07%.  Fair value at December 31, 2020 was determined using a discount rate of 8.25%, prepayment speed assumptions ranging from 12.58% to 26.42% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.18%.

(11)        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Cash paid during the period for:
Interest paid	$615	$1,046
Income taxes paid	$460	$962
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$—	$52
Change in unrealized gain/loss on securities available-for-sale	$(1,844)	$(197)

(12)        SUBSEQUENT EVENTS

Dividend Declared

On January 27, 2022, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of February 10, 2022, and will be paid on or about February 24, 2022.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations in response to changes in economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

●	the social and economic effects of the COVID-19 pandemic or any other pandemic;

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

●	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

●	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	increased competition among depository and other financial institutions;

●	our ability to attract and maintain deposits, including introducing new deposit products;

●	inflation and changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

●	risks related to high concentration of loans secured by real estate located in our market areas;

●	changes in the level of government support of housing finance;

●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

●	changes in the ability of third-party providers to perform their obligations to us;

●	technological changes that may be more difficult or expensive than expected;

●	cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	our reliance on a small executive staff;

●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

●	the effects of actual government shutdowns;

●	the ability of the U.S. government to manage federal debt limits;

●	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Coronavirus Pandemic (COVID-19)

The COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company, its clients and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including whether the coronavirus can continue to be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; due to a decline in our stock price or other factors, goodwill may become impaired and be required to be written down; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.

Critical Accounting Policies

There were no material changes to the critical accounting policies as disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2021, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at December 31, 2021 and June 30, 2021

Our total assets decreased by $6.7 million, or 1.2%, to $537.0 million at December 31, 2021 from $543.7 million at June 30, 2021.

Total cash and cash equivalents decreased $23.0 million, or 75.0%, to $7.7 million at December 31, 2021 from $30.7 million at June 30, 2021. The decrease in cash and cash equivalents was due to funds being used to reduce FHLB advances as well as invest in higher yielding assets during the six month period.

Our available-for-sale securities portfolio increased by $16.6 million from $139.1 million at June 30, 2021 to $155.7 million at December 31, 2021. The increase in securities classified as available-for-sale was primarily a result of our continuing efforts in fiscal 2022 to invest in higher yielding assets.

Gross loans decreased $812 thousand, or 0.2%, to $338.3 million at December 31, 2021 from $339.1 million at June 30, 2021. This decrease was primarily a result of loan originations generally not matching loan repayments during the six months ended December 31, 2021.

Deposits increased $3.6 million, or 0.8%, to $443.6 million at December 31, 2021 from $439.9 million at June 30, 2021. The increase in our deposits reflected an increase of $5.8 million in interest bearing demand deposit accounts, $3.7 million in money market accounts, and $4.4 million in savings deposits, partially offset by a decrease of $9.3 million in certificates of deposit and $1.0 million in non-interest bearing deposits. Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2021.

FHLB advances decreased $10.0 million, or 66.7%, to $5.0 million at December 31, 2021 from $15.0 million at June 30, 2021. The decrease was due to the repayment and non-renewal of short term advances that no longer had advantageous rates. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of December 31, 2021, or approximately $136.3 million. We had no federal funds purchased as of December 31, 2021 or as of June 30, 2021.

Total shareholders’ equity decreased $443 thousand, or 0.5%, to $87.7 million at December 31, 2021 compared to $88.1 million at June 30, 2021. The decrease was primarily the result of net income for the six months ended December 31, 2021 of $2.0 million and the increase of $240 thousand in ESOP shares earned being offset by $1.5 million in other comprehensive loss, $188 thousand of stock repurchases and $1.1 million in dividends distributed. The Association exceeded all regulatory capital requirements at December 31, 2021 and June 30, 2021.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2021	June 30, 2021
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,249	$2,260
Multi-family	—	—
Home equity	—	—
Nonresidential	498	521
Agricultural	—	—
Construction and land	—	—
Total real estate loans	1,747	2,781
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans (1)	$1,747	$2,781
Accruing loans past due 90 days or more:
Real estate loans	$—	$—
Commercial and industrial	—	—
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of nonaccrual and 90 days or more past due loans (2)	$1,747	$2,781
Real estate owned, net:
One-to-four family	$—	$—
Nonresidential	—	—
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$1,747	$2,781

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$1,747	$2,781

Total nonperforming loans to total loans	0.52%	0.82%
Total nonperforming assets to total assets	0.33%	0.51%
Total nonperforming assets to loans and real estate owned	0.52%	0.82%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $910 thousand and $1.7 million, at December 31, 2021 and June 30, 2021, respectively.

(2)	There were no loans past due 90 days or more and still accruing at December 31, 2021 or June 30, 2021.

Nonperforming assets, which are comprised of nonaccrual loans only, decreased $1.03 million from $2.78 million as of June 30, 2021 to $1.75 million as of December 31, 2021. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations combined with payoffs. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.33% and 0.52%, respectively, at December 31, 2021 compared to 0.51% and 0.82%, respectively at June 30, 2021.

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

	For the Three Months Ended
	December 31, 2021				December 31, 2020
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$337,869		$3,722	4.41%	$354,367		$3,822	4.31%
Investment securities	142,827		441	1.24	81,035		284	1.40
Investment securities, tax-free	15,029		86	2.29	16,054		91	2.27
Other interest-earning assets	8,054		16	0.79	31,970		32	0.40
Total interest-earning assets	503,779		4,265	3.39	483,426		4,229	3.50
Noninterest-earning assets	37,401				40,602
Total assets	$541,180				$524,028

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$79,885		$26	0.13%	$71,756		$30	0.17%
Money market deposits	85,365		31	0.14	82,973		40	0.19
Regular savings and other deposits	47,030		9	0.08	36,516		15	0.16
Certificates of deposit	180,299		203	0.45	193,520		375	0.77
Total interest-bearing deposits	392,579		269	0.27	384,765		460	0.47
Other Borrowings	5,000		19	1.51	5,000		19	1.51
Total interest-bearing liabilities	397,579		288	0.29	389,765		479	0.49
Noninterest bearing deposits	54,980				43,586
Other noninterest-bearing liabilities	976				1,639
Total liabilities	453,535				434,990
Equity	87,645				89,038
Total liabilities and equity	$541,180				$524,028

Net interest income			$3,977				$3,750
Interest rate spread				3.10%				3.01%
Net interest margin				3.16%				3.10%
Average interest-earning assets to average interest-bearing liabilities	1.27	x			1.24	x

	For the Six Months Ended
	December 31, 2021				December 31, 2020
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$337,748		$7,168	4.24%	$355,781		$7,849	4.41%
Investment securities	136,556		793	1.16	76,334		575	1.51
Investment securities, tax-free	15,043		172	2.29	16,116		182	2.26
Other interest-earning assets	15,201		31	0.40	32,049		59	0.37
Total interest-earning assets	504,548		8,164	3.24	480,280		8,665	3.61
Noninterest-earning assets	38,367				39,023
Total assets	$542,915				$519,303

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$78,475		$53	0.13%	$69,903		$63	0.18%
Money market deposits	83,862		63	0.15	81,798		86	0.21
Regular savings and other deposits	45,743		19	0.08	35,817		29	0.16
Certificates of deposit	182,338		440	0.48	194,982		832	0.85
Total interest-bearing deposits	390,418		575	0.29	382,500		1,010	0.52
Other Borrowings	9,583		42	0.87	5,000		38	1.51
Total interest-bearing liabilities	400,001		617	0.31	387,500		1,048	0.54
Noninterest bearing deposits	53,886				43,135
Other noninterest-bearing liabilities	909				1,550
Total liabilities	454,796				432,185
Equity	88,119				87,118
Total liabilities and equity	$542,915				$519,303

Net interest income			$7,547				$7,617
Interest rate spread				2.93%				3.07%
Net interest margin				2.99%				3.17%
Average interest-earning assets to average interest-bearing liabilities	1.26	x			1.24	x

Comparison of Operating Results for the Three Months Ended December 31, 2021 and December 31, 2020

General. We reported net income of $1.2 million for the three months ended December 31, 2021 as compared to net income of $1.1 million for the three months ended December 31, 2020. Interest income increased $36 thousand for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 and interest expense decreased $191 thousand, resulting in a net increase to net interest income of $227 thousand. Noninterest income decreased $84 thousand for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Total noninterest expense increased $46 thousand. Tax expense decreased $68 thousand.

Interest Income. Interest income increased by $36 thousand to $4.27 million from $4.23 million for the three months ended December 31, 2021 and December 31, 2020, respectively. The yield on interest-earning assets decreased 11 basis points from 3.50% for the three months ended December 31, 2020 to 3.39% for the three months ended December 31, 2021. Total average interest-earning assets increased by $20.4 million to $503.8 million for the three months ended December 31, 2021 from $483.4 million for the three months ended December 31, 2020.

Interest income on loans decreased by $100 thousand to $3.7 million from $3.8 million for the three months ended December 31, 2021 and December 31, 2020, respectively. The yield on loans increased ten basis points from 4.31% for the three months ended December 31, 2020 to 4.41% for the three months ended December 31, 2021. The increase in yield on our loans was effected by the payoff of a large non-accrual loan. The average balance of loans decreased by $16.5 million, or 4.7%, to $337.9 million for the three months ended December 31, 2021 from $354.4 million for the three months ended December 31, 2020. The decrease in the average balance of our loans is reflective of reduced originations and normal loan repayments.

Interest income on investment securities increased $152 thousand, or 40.5%, to $527 thousand for the three months ended December 31, 2021 from $375 thousand for the three months ended December 31, 2020. This reflected an increase of $60.8 million, or 62.6%, in the average balances of securities to $157.9 million from $97.1 million for the three months ended December 31, 2021 and 2020, respectively, offset by a decrease in the total average yield of our investment securities of 20 basis points to 1.34% from 1.54%. The increase in average balances of our investment securities is reflective of our efforts during the past twelve months to invest in higher yielding assets. Our decreased yields are reflective of a decrease of higher yielding investments due to maturities, paydowns, sales and calls in the past twelve months along with overall lower investment rates that were available on purchases made in during the prior twelve months.

Income on other interest earning assets decreased by $16 thousand, or 50.0%, to $16 thousand for the three months ended December 31, 2021 from $32 thousand for the three months ended December 31, 2020. The average balance of other interest-earning assets decreased $23.9 million to $8.1 million for the three months ended December 31, 2021 from $32.0 million for the three months ended December 31, 2020 and the yield increased 39 basis points over the same period. The decrease in average balance was primarily due to money market funds being used to reduce FHLB advances and purchase higher yielding assets during the prior twelve months. The increase in yield was primarily a result of a shift in composition of earning assets in this category. Money market funds decreased resulting in a higher percentage of restricted equity securities which earned higher rates during the three months ended December 31, 2021.

Interest Expense. Interest expense decreased $191 thousand, or 39.9%, to $288 thousand for the three months ended December 31, 2021 from $479 thousand for the three months ended December 31, 2020. The average rate paid on interest bearing liabilities decreased 20 basis points from 0.49% for the three months ended December 31, 2020 to 0.29% for the three months ended December 31, 2021. This decrease was primarily due to a general decrease in retail and wholesale borrowing rates due to overall market decreases.

Interest expense on deposits decreased $191 thousand, or 41.5%, to $269 thousand for the three months ended December 31, 2021 from $460 thousand for the three months ended December 31, 2020. The average rate paid on interest bearing deposits decreased 20 basis points from 0.47% for the three months ended December 31, 2020 to 0.27% for the three months ended December 31, 2021. The decrease in the average rate paid on deposits was partially offset by an increase in the average balance of interest bearing deposits of $7.8 million, or 2.0%, to $392.6 million for the three months ended December 31, 2021 from $384.8 million for the three months ended December 31, 2020.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased by $172 thousand, or 45.9% to $203 thousand for the three months ended December 31, 2021 from $375 thousand for the three months ended December 31, 2020. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.45% from 0.77%, in addition to a $13.2 million decrease in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The decrease in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on NOW and demand deposits and regular savings and other deposits decreased by $4 thousand to $26 thousand for the three months ended December 31, 2021 from $30 thousand for the three months ended December 31, 2020. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.13% from 0.17% offset by a $8.1 million increase in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on money market deposits decreased by $9 thousand, or 22.5%, to $31 thousand for the three months ended December 31, 2021 from $40 thousand for the three months ended December 31, 2020. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.14% from 0.19% offset by a $2.4 million increase in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense for other borrowings remained stable at $19 thousand for the three months ended December 31, 2021 and December 31, 2020. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. Average other borrowings were $5.0 million for the three months ended December 31, 2021 and December 31, 2020. The average rate remained stable at 1.51 basis points for the three months ended December 31, 2020 and December 31, 2021.

Net Interest Income. Net interest income before the provision for loan losses increased by $227 thousand, or 6.1%, to $4.0 million for the three months ended December 31, 2021. Our interest rate spread and net interest margin increased to 3.10% and 3.16%, from 3.01% and 3.10%, for the three months ended December 31, 2021 and December 31, 2020, respectively. The increase in yield on earning assets combined with the decrease in cost of interest bearing liabilities contributed to the increase in net interest margin for the three months ended December 31, 2021.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended December 31, 2021 or for the three months ended December 31, 2020. There were no charge-offs for the three months ended December 31, 2021. There were $5 thousand in charge-offs for the three months ended December 31, 2020. The lack of provision for the three months ended December 31, 2021 is primarily due to a decrease in the loan portfolio balance.

Our total allowance for loan losses was $1.3 million, or 0.40% of total gross loans as of December 31, 2021 and $1.3 million, or 0.39% of total gross loans as of June 30, 2021. Our total allowance for loan losses was 0.40% of total gross loans, net of PPP loans, as of December 31, 2021 and June 30, 2021. PPP loans are not allocated any allowance due to the 100% SBA guarantee. There were no specifically identified impaired loans at December 31, 2021 or June 30, 2021. Total loans individually evaluated for impairment decreased $235 thousand, or 13.7%, to $1.5 million at December 31, 2021 compared to $1.7 million at June 30, 2021.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2021 and 2020. There have been no changes to our allowance for loan loss methodology during three months ended December 31, 2021.

Noninterest Income. Noninterest income decreased $84 thousand, or 17.2%, to $403 thousand for the three months ended December 31, 2021 from $487 thousand for the three months ended December 31, 2020. Mortgage servicing income decreased $10 thousand due to a decline in the servicing portfolio balance. Gain on sale of mortgage loans was $42 thousand and $66 thousand for the three months ended December 31, 2021 and 2020, respectively. The change in fair value of equity securities was a gain of $1 thousand for the three months ended December 31, 2021 compared to a gain of $32 thousand for the three months ended December 31, 2020. Gains or losses on the fair value of equity securities are market driven. There were no sales of securities for the three months ended December 31, 2021. There were $47 thousand in gains on the sale of securities for the three months ended December 31, 2020. Gains or losses on the sale of securities are largely market driven. Securities were sold during the quarter ended December 31, 2020 to realize market gains and adjust the investment portfolio so that funds could be more beneficially used to yield higher net earnings going forward. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2021 increased by $46 thousand, or 1.6%, to $3.0 million for three months ended December 31, 2021. Salaries and employee benefits increased $24 thousand due to routine increases. Occupancy and equipment increased $84 thousand due to normal periodic fluctuations. Data processing increased $13 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees decreased $15 thousand due to normal periodic fluctuations. Advertising decreased $4 thousand due to normal periodic fluctuations. FDIC deposit insurance increased $4 thousand due to the increased Association asset size. Foreclosed asset expenses decreased $24 thousand due to having no foreclosed assets during the three months ended December 31, 2021. For the three months ended December 31, 2021, we recognized a gain for the increase in value of the loan servicing asset of $11 thousand compared to a $29 thousand expense for the three months ended December 31, 2020. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $68 thousand, or 31.6%, to $147 thousand for the three months ended December 31, 2021 from $215 thousand for the three months ended December 31, 2020. This was primarily due to a larger permanent tax benefit being recognized during the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, which was a result of more nonqualified stock options being exercised during the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. Our effective income tax rate was 10.6% and 16.7% for the three months ended December 31, 2021 and 2020, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2021 and December 31, 2020

General. We reported net income of $2.0 million for the six months ended December 31, 2021 as compared to net income of $2.3 million for the six months ended December 31, 2020. Interest income decreased $501 thousand for the six months ended December 31, 2021 compared to the six months ended December 31, 2020 and interest expense decreased $431 thousand, resulting in a net decrease to net interest income of $70 thousand. Noninterest income decreased $275 thousand for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. Total noninterest expense increased $194 thousand. Tax expense decreased $202 thousand.

Interest Income. Interest income decreased by $501 thousand to $8.2 million from $8.7 million for the six months ended December 31, 2021 and December 31, 2020, respectively. The yield on interest-earning assets decreased 37 basis points from 3.61% for the six months ended December 31, 2020 to 3.24% for the six months ended December 31, 2021. Total average interest-earning assets increased by $24.3 million to $504.55 million for the six months ended December 31, 2021 from $480.28 million for the six months ended December 31, 2020.

Interest income on loans decreased by $681 thousand to $7.17 million from $7.85 million for the six months ended December 31, 2021 and December 31, 2020, respectively. The yield on loans decreased 17 basis points from 4.41% for the six months ended December 31, 2020 to 4.24% for the six months ended December 31, 2021. The average balance of loans decreased by $18.0 million, or 5.1%, to $337.75 million for the six months ended December 31, 2021 from $355.78 million for the six months ended December 31, 2020. The decrease in the average balance of our loans is reflective of reduced originations and normal loan repayments.

Interest income on investment securities increased $208 thousand, or 27.5%, to $965 thousand for the six months ended December 31, 2021 from $757 thousand for the six months ended December 31, 2020, reflecting an increase of $59.1 million, or 64.0%, in the average balances of securities to $151.6 million from $92.5 million for the six months ended December 31, 2021 and 2020, respectively, offset by a decrease in the total average yield of our investment securities of 37 basis points to 1.27% from 1.64%. The increase in average balances of our investment securities is reflective of our efforts during the past twelve months to invest in higher yielding assets. Our decreased yields are reflective of a decrease of higher yielding investments due to maturities, paydowns, sales and calls in the past twelve months along with overall lower investment rates that were available on purchases made in during the prior twelve months.

Income on other interest earning assets decreased by $28 thousand, or 47.5%, to $31 thousand for the six months ended December 31, 2021 from $59 thousand for the six months ended December 31, 2020. The average balance of other interest-earning assets decreased $16.8 million to $15.2 million for the six months ended December 31, 2021 from $32.0 million for the six months ended December 31, 2020 and the yield increased three basis points over the same period. The decrease in average balance was primarily due to money market funds being used to reduce FHLB advances and purchase higher yielding assets during the prior twelve months. The increase in yield was primarily a result of a shift in composition of earning assets in this category. Money market funds decreased resulting in a higher percentage of restricted equity securities which earned higher rates during the six months ended December 31, 2021.

Interest Expense. Interest expense decreased $431 thousand, or 41.1%, to $617 thousand for the six months ended December 31, 2021 from $1.0 million for the six months ended December 31, 2020. The average rate paid on interest bearing liabilities decreased 23 basis points from 0.54% for the six months ended December 31, 2020 to 0.31% for the six months ended December 31, 2021. This decrease was primarily due to a general decrease in retail and wholesale borrowing rates due to overall market decreases.

Interest expense on deposits decreased $435 thousand, or 43.1%, to $575 thousand for the six months ended December 31, 2021 from $1.0 million for the six months ended December 31, 2020. The average rate paid on interest bearing liabilities decreased 23 basis points from 0.52% for the six months ended December 31, 2020 to 0.29% for the six months ended December 31, 2021. The decrease in the average rate paid on deposits was partially offset by an increase in the average balance of interest bearing deposits of $7.9 million, or 2.1%, to $390.4 million for the six months ended December 31, 2021 from $382.5 million for the six months ended December 31, 2020.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased by $392 thousand, or 47.1% to $440 thousand for the six months ended December 31, 2021 from $832 thousand for the six months ended December 31, 2020. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.48% from 0.85%, in addition to a $12.6 million decrease in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The decrease in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on NOW and demand deposits and regular savings and other deposits decreased by $10 thousand, or 15.9%, to $53 thousand for the six months ended December 31, 2021 from $63 thousand for the six months ended December 31, 2020. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.13% from 0.18% offset by a $8.6 million increase in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on money market deposits decreased by $23 thousand, or 26.7%, to $63 thousand for the six months ended December 31, 2021 from $86 thousand for the six months ended December 31, 2020. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.15% from 0.21% offset by a $2.1 million increase in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense for other borrowings increased by $4 thousand, or 10.5%, to $42 thousand for the six months ended December 31, 2021 from $38 thousand for the six months ended December 31, 2020. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. Average other borrowings were $9.6 million for the six months ended December 31, 2021 compared to $5.0 million for the six months ended December 31, 2020. The average rate decreased 64 basis points from 1.51% for the six months ended December 31, 2020 to 0.87% for the six months ended December 31, 2021 due to a decrease in market interest rates and use of shorter term advances in the period ended December 31, 2021.

Net Interest Income. Net interest income before the provision for loan losses decreased by $70 thousand, or 0.9%, to $7.5 million for the six months ended December 31, 2021. Our interest rate spread and net interest margin decreased to 2.93% and 2.99%, from 3.07% and 3.17%, for the six months ended December 31, 2021 and December 31, 2020, respectively. The decrease in yield on earning assets was larger than the decrease in cost of interest bearing liabilities which contributed to the decrease in net interest margin for the six months ended December 31, 2021.

Provision for Loan Losses. We recorded no provision for loan losses for the six months ended December 31, 2021 or for the six months ended December 31, 2020. There were no charge-offs for the six months ended December 31, 2021. There were $7 thousand in charge-offs for the six months ended December 31, 2020. The lack of provision for the six months ended December 31, 2021 is primarily due to a decrease in the loan portfolio balance.

Our total allowance for loan losses was $1.3 million, or 0.40% of total gross loans as of December 31, 2021 and $1.3 million, or 0.39% of total gross loans as of June 30, 2021. Our total allowance for loan losses was 0.40% of total gross loans, net of PPP loans, as of December 31, 2021 and June 30, 2021. PPP loans are not allocated any allowance due to the 100% SBA guarantee. There were no specifically identified impaired loans at December 31, 2021 or June 30, 2021. Total loans individually evaluated for impairment decreased $235 thousand, or 13.7%, to $1.5 million at December 31, 2021 compared to $1.7 million at June 30, 2021.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2021 and 2020. There have been no changes to our allowance for loan loss methodology during six months ended December 31, 2021.

Noninterest Income. Noninterest income decreased $275 thousand, or 25.2%, to $815 thousand for the six months ended December 31, 2021 from $1.1 million for the six months ended December 31, 2020. Mortgage servicing income decreased $20 thousand due to a decline in the servicing portfolio balance. Gain on sale of mortgage loans was $149 thousand and $101 thousand for the six months ended December 31, 2021 and 2020, respectively. The change in fair value of equity securities was a loss of $49 thousand for the six months ended December 31, 2021 compared to a gain of $9 thousand for the six months ended December 31, 2020. Gains or losses on the fair value of equity securities are market driven. There were no sales of securities for the six months ended December 31, 2021. There were $109 thousand in gains on the sale of securities for the six months ended December 31, 2020. Gains or losses on the sale of securities are largely market driven. Securities were sold during the quarter ended December 31, 2020 to realize market gains and adjust the investment portfolio so that funds could be more beneficially used to yield higher net earnings going forward. There were no payoffs of purchase credit impaired loans for the six months ended December 31, 2021. The net gain on payoff of purchase credit impaired loans was $195 thousand for the six months ended December 31, 2020 due to the liquidation of two loans. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2021 increased by $194 thousand, or 3.3%, to $6.0 million for six months ended December 31, 2021. Salaries and employee benefits increased $115 thousand due to routine increases. Occupancy and equipment increased $108 thousand due to normal periodic fluctuations. Data processing increased $18 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees decreased $29 thousand due to normal periodic fluctuations. Advertising increased $22 thousand due to normal periodic fluctuations. FDIC deposit insurance increased $6 thousand due to the increased Association asset size. Foreclosed asset expenses decreased $33 thousand due to having no foreclosed assets during the six months ended December 31, 2021. For the six months ended December 31, 2021, we recognized an expense for the decrease in value of the loan servicing asset of $3 thousand compared to $72 thousand for the six months ended December 31, 2020. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $202 thousand, or 35.7%, to $364 thousand for the six months ended December 31, 2021 from $566 thousand for the six months ended December 31, 2020. This was due to a decrease in pre-tax income during the six months ended December 31, 2021 as compared to the six months ended December 31, 2020 along with a larger permanent tax benefit being recognized during the six months ended December 31, 2021 as compared to the six months ended December 31, 2020, which was a result of more nonqualified stock options being exercised during the six months ended December 31, 2021 as compared to the six months ended December 31, 2020. Our effective income tax rate was 15.4% and 19.5% for the six months ended December 31, 2021 and 2020, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. Our liquidity monitoring process is designed to contend with changing economic situations, which would include the current COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Treasury and Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets, as of December 31, 2021, or approximately $136.3 million as of that date, with a remaining availability of $131.3 million as of December 31, 2021.

Common Stock Dividends. On August 19, 2021 and November 24, 2021, the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.1 million.

Equity Compensation Plans. During the three months ended December 31, 2021, no shares of restricted stock or common stock were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2021, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required of smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer Repurchases. On May 14, 2021, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock, terminating the previous authorization on May 28, 2020 to repurchase 100,000 shares. The repurchase authorization expires on March 31, 2022. In connection with the current repurchase authorization, the Company purchased a total of 5,025 shares of its common stock during the three months ended December 31, 2021.

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended December 31, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plans
October 1 - October 31, 2021	—	$—	—		80,593
November 1 - November 30, 2021	1,326	$24.60	1,326		79,267
December 1 - December 31, 2021	3,699	$23.93	3,699		75,568	(2)
Total	5,025	$24.11	5,025	(1)

(1)	All shares were purchased pursuant to the publicly announced repurchase program that was approved by the Board of Directors on May 14, 2021. The repurchase program expires on March 31, 2022.

(2)	Represents the maximum number of shares available for repurchase under the May 14, 2021 plan at December 31, 2021.

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

101

 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language):

(i)             Consolidated Balance Sheets

(ii)            Consolidated Statements of Income and Comprehensive Income

(iii)           Consolidated Statements of Changes In Shareholders’ Equity

(iv)           Consolidated Statements of Cash Flows, and

(v)            Notes to The Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oconee Federal Financial Corp.

Date: February 11, 2022	/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Executive Vice President and Chief Financial Officer