Form 10-Q
period 2022-03-31
Oconee Federal Financial Corp.
filed 2022-05-13
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

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

As of May 9, 2022, the registrant had 5,609,444 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1. FINANCIAL STATEMENTS

	March 31, 2022 (unaudited)	June 30, 2021
ASSETS
Cash and due from banks	$4,567	$9,026
Interest-earning deposits	6,897	21,575
Fed funds sold	6	48
Total cash and cash equivalents	11,470	30,649
Securities available-for-sale	155,935	139,061
Loans	336,122	339,089
Allowance for loan losses	(1,339)	(1,339)
Net loans	334,783	337,750
Loans held for sale, at fair value	—	164
Premises and equipment, net	8,657	8,972
Accrued interest receivable
Loans	905	939
Investments	417	437
Restricted equity securities, at cost	1,039	1,408
Bank owned life insurance	20,285	19,937
Goodwill	2,593	2,593
Core deposit intangible	87	134
Loan servicing rights	344	305
Deferred tax assets	3,297	787
Other assets	456	580
Total assets	$540,268	$543,716

LIABILITIES
Deposits
Noninterest - bearing	$55,870	$53,250
Interest - bearing	398,578	386,680
Total deposits	454,448	439,930
Federal Home Loan Bank advances	5,000	15,000
Accrued interest payable and other liabilities	800	686
Total liabilities	460,248	455,616

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,605,109 and 6,563,409 shares outstanding, respectively	66	66
Treasury stock, at par, 994,746 and 970,274 shares, respectively	(10)	(10)
Additional paid-in capital	6,058	6,400
Retained earnings	82,303	80,915
Accumulated other comprehensive (loss)/income	(8,314)	941
Unearned ESOP shares	(83)	(212)
Total shareholders’ equity	80,020	88,100
Total liabilities and shareholders’ equity	$540,268	$543,716

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest and dividend income:
Loans, including fees	$3,392	$3,612	$10,560	$11,456
Securities, taxable	543	294	1,336	868
Securities, tax-exempt	86	86	257	268
Other interest-earning assets	7	25	38	84
Total interest income	4,028	4,017	12,191	12,676
Interest expense:
Deposits	228	399	802	1,408
Other borrowings	19	19	61	57
Total interest expense	247	418	863	1,465

Net interest income	3,781	3,599	11,328	11,211

Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	3,781	3,599	11,328	11,211

Noninterest income:
Service charges on deposit accounts	101	85	304	260
Income on bank owned life insurance	121	120	347	344
Mortgage servicing income	27	36	85	114
Gain on sale of mortgage loans	33	76	182	177
ATM & debit card income	106	107	329	303
Change in fair value of equity securities, net	—	(20)	(49)	(11)
Gain on sale of securities, net	—	—	—	109
Gain on payoff of purchase credit impaired loans	70	—	70	195
Other	6	3	12	7
Total noninterest income	464	407	1,280	1,498

Noninterest expense:
Salaries and employee benefits	1,689	1,706	5,101	4,999
Occupancy and equipment	468	444	1,443	1,313
Data processing	266	244	768	728
ATM & debit card expense	86	82	256	227
Professional and supervisory fees	113	124	349	388
Office expense	39	55	131	165
Advertising	61	48	196	160
FDIC deposit insurance	36	30	105	93
Foreclosed assets, net	—	(26)	(1)	5
Change in loan servicing asset	(42)	—	(39)	72
Other	181	174	579	524
Total noninterest expense	2,897	2,881	8,888	8,674

Income before income taxes	1,348	1,125	3,720	4,035
Income tax expense	304	255	669	821

Net income	$1,044	$870	$3,051	$3,214

Other comprehensive (loss)/income
Unrealized losses on securities available-for-sale	$(9,871)	$(2,064)	$(11,715)	$(2,152)
Tax effect	2,073	435	2,460	453
Reclassification adjustment for gains realized in net income	—	—	—	(109)
Tax effect	—	—	—	23
Total other comprehensive loss	(7,798)	(1,629)	(9,255)	(1,785)
Comprehensive (loss)/income	$(6,754)	$(759)	$(6,204)	$1,429

Basic net income per share: (Note 3)	$0.19	$0.16	$0.55	$0.58
Diluted net income per share: (Note 3)	$0.18	$0.15	$0.54	$0.57
Dividends declared per share:	$0.10	$0.10	$0.30	$0.30

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the three months ended March 31, 2022 and March 31, 2021

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total
Balance at December 31, 2020	$65	$(9)	$7,272	$80,315	$2,087	$(314)	$89,416
Net income	—	—	—	870	—	—	870
Other comprehensive loss	—	—	—	—	(1,629)	—	(1,629)
Purchase of 17,447 shares of treasury stock(1)	—	(1)	(523)	—	—	—	(524)
Stock-based compensation expense	—	—	17	—	—	—	17
Common Stock Issued	1	—	—	—	—	—	1
Dividends	—	—	—	(561)	—	—	(561)
ESOP shares earned	—	—	37	—	—	52	89
Balance at March 31, 2021	$66	$(10)	$6,803	$80,624	$458	$(262)	$87,679

Balance at December 31, 2021	$66	$(10)	$6,410	$81,816	$(516)	$(109)	$87,657
Net income	—	—	—	1,044	—	—	1,044
Other comprehensive loss	—	—	—	—	(7,798)	—	(7,798)
Purchase of 16,582 shares of treasury stock(2)	—	—	(410)	—	—	—	(410)
Stock-based compensation expense	—	—	22	—	—	—	22
Dividends	—	—	12	(557)	—	—	(545)
ESOP shares earned	—	—	24	—	—	26	50
Balance at March 31, 2022	$66	$(10)	$6,058	$82,303	$(8,314)	$(83)	$80,020

(1)	The weighted average cost of treasury shares purchased during the three months ended March 31, 2021 was $26.69 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	The weighted average cost of treasury shares purchased during the three months ended March 31, 2022 was $23.17 per share. Treasury stock repurchases were accounted for using the par value method.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the nine months ended March 31, 2022 and March 31, 2021

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total
Balance at June 30, 2020	$65	$(9)	$7,342	$79,071	$2,243	$(407)	$88,305
Net income	—	—	—	3,214	—	—	3,214
Other comprehensive loss	—	—	—	—	(1,785)	—	(1,785)
Purchase of 27,314 shares of treasury stock(1)	—	(1)	(771)	—	—	—	(772)
Stock-based compensation expense	—	—	58	—	—	—	58
Common Stock Issued	1	—	5	—	—	—	6
Dividends(2)	—	—	21	(1,661)	—	—	(1,640)
ESOP shares earned	—	—	148	—	—	145	293
Balance at March 31, 2021	$66	$(10)	$6,803	$80,624	$458	$(262)	$87,679

Balance at June 30, 2021	$66	$(10)	$6,400	$80,915	$941	$(212)	$88,100
Net income	—	—	—	3,051	—	—	3,051
Other comprehensive loss	—	—	—	—	(9,255)	—	(9,255)
Purchase of 24,472 shares of treasury stock(3)	—	—	(598)	—	—	—	(598)
Stock-based compensation expense	—	—	83	—	—	—	83
Dividends(4)	—	—	12	(1,663)	—	—	(1,651)
ESOP shares earned	—	—	161	—	—	129	290
Balance at March 31, 2022	$66	$(10)	$6,058	$82,303	$(8,314)	$(83)	$80,020

(1)	The weighted average cost of treasury shares purchased during the nine months ended March 31, 2021 was $25.59 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	Approximately $77 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,000 additional shares. The portion of the dividend paid on allocated shares of approximately $56 and resulting release of approximately 5,300 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $21 and resulting release of approximately 1,700 shares was accounted for as additional compensation expense for the nine months ended March 31, 2021.

(3)	The weighted average cost of treasury shares purchased during the nine months ended March 31, 2022 was $23.39 per share. Treasury stock repurchases were accounted for using the par value method.

(4)	Approximately $75 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 6,900 additional shares. The portion of the dividend paid on allocated shares of approximately $63 and resulting release of approximately 6,400 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $12 and resulting release of approximately 500 shares was accounted for as additional compensation expense for the nine months ended March 31, 2022.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities
Net income	$3,051	$3,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for real estate owned	—	21
Depreciation and amortization, net	1,345	1,367
Net accretion of purchase accounting adjustments	(83)	(160)
Deferred income tax benefit	(51)	(54)
Net gain on sale of real estate owned	—	(26)
Change in loan servicing asset	(39)	72
Net gain on sales of securities	—	(109)
Mortgage loans originated for sale	(8,770)	(11,431)
Mortgage loans sold	9,116	11,348
Gain on sales of mortgage loans	(182)	(177)
Change in fair value of equity securities	49	11
Increase in cash surrender value of bank owned life insurance	(348)	(344)
Gain on payoff of purchased credit impaired loans	(70)	(195)
ESOP compensation expense	290	293
Stock based compensation expense	83	58
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	178	111
Accrued interest payable and other liabilities	114	(583)
Net cash provided by operating activities	4,683	3,416

Cash Flows From Investing Activities
Purchases of premises and equipment	(145)	(217)
Purchases of securities available-for-sale	(53,282)	(64,054)
Proceeds from maturities, paydowns and calls of securities available-for-sale	23,807	18,706
Proceeds from sales of securities available-for-sale	—	7,923
Sales of restricted equity securities	375	191
Purchases of restricted equity securities	(6)	—
Proceeds from sale of real estate owned	—	216
Loan originations and repayments, net	3,120	16,425
Net cash used in investing activities	(26,131)	(20,810)

Cash Flows from Financing Activities
Net change in deposits	14,518	20,099
Repayment of notes payable to FHLB	(10,000)	—
Dividends paid	(1,651)	(1,640)
Purchase of treasury stock	(598)	(772)
Proceeds from sale of common stock, net of issuance costs	—	6
Net cash provided by financing activities	2,269	17,693

Change in cash and cash equivalents	(19,179)	299

Cash and cash equivalents, beginning of period	30,649	34,582
Cash and cash equivalents, end of period	$11,470	$34,881

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES

Basis of Presentation:

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (74.23%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2022 and June 30, 2021 and the results of operations and cash flows for the interim periods ended March 31, 2022 and 2021. All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2022 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

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

Risks and Uncertainties:

The COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company, its clients and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including whether the coronavirus can continue to be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; due to a decline in our stock price or other factors, goodwill may become impaired and be required to be written down.

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

There have been no accounting standards that have been issued or proposed by the FASB or other standards-setting bodies during the quarter ended March 31, 2022 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of standards previously issued and not yet effective, and has no changes in its assessment since filing the Annual Report on Form 10-K.

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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Earnings per share
Net income	$1,044	$870	$3,051	$3,214
Less: distributed earnings allocated to participating securities	(1)	—	(4)	(1)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(1)	—	(3)	(1)
Net earnings available to common shareholders	$1,042	$870	$3,044	$3,212

Weighted average common shares outstanding including participating securities	5,590,270	5,603,199	5,590,947	5,604,002
Less: participating securities	(12,000)	(2,800)	(12,000)	(2,800)
Less: average unearned ESOP shares	(9,362)	(25,927)	(9,824)	(32,181)
Weighted average common shares outstanding	5,568,908	5,574,472	5,569,123	5,569,021

Basic earnings per share	$0.19	$0.16	$0.55	$0.58

Weighted average common shares outstanding	5,568,908	5,574,472	5,569,123	5,569,021
Add: dilutive effects of assumed exercises of stock options	68,413	71,769	68,002	71,593
Average shares and dilutive potential common shares	5,637,321	5,646,241	5,637,125	5,640,614

Diluted earnings per share	$0.18	$0.15	$0.54	$0.57

For the three and nine months ended March 31, 2022, 21,200 options were considered anti-dilutive as the exercise price was in excess of the average market price, and for the three and nine months ended March 31, 2021, 11,200 options were considered anti-dilutive as the exercise price was in excess of the average market price.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)       SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at March 31, 2022 and June 30, 2021 are as follows:

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
March 31, 2022	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$48	$68
Certificates of deposit	1,247	10	—	—	1,257
Municipal securities	18,148	54	(108)	—	18,094
CMOs	14,800	2	(728)	—	14,074
U.S. Government agency mortgage-backed securities	119,750	28	(8,629)	—	111,149
U.S. Treasury and Government agency bonds	12,446	—	(1,153)	—	11,293
Total available-for-sale	$166,411	$94	$(10,618)	$48	$155,935

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
June 30, 2021	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$97	$117
Certificates of deposit	2,244	53	—	—	2,297
Municipal securities	18,737	794	—	—	19,531
CMOs	7,468	262	(14)	—	7,716
U.S. Government agency mortgage-backed securities	95,811	916	(614)	—	96,113
U.S. Treasury and Government agency bonds	13,493	32	(238)	—	13,287
Total available-for-sale	$137,773	$2,057	$(866)	$97	$139,061

Securities pledged at March 31, 2022 and June 30, 2021 had fair values of $21,042 and $22,726, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At March 31, 2022 and June 30, 2021, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at March 31, 2022 and June 30, 2021. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
March 31, 2022
Available-for-sale:
Municipal securities	$9,032	$(108)	23	$—	$—	—	$9,032	$(108)	23
CMOs	12,161	(642)	15	912	(86)	1	13,073	(728)	16
U.S. Government agency mortgage-backed securities	85,033	(6,411)	60	21,968	(2,218)	17	107,001	(8,629)	77
U.S. Treasury and Government agency bonds	3,963	(269)	2	7,331	(884)	5	11,294	(1,153)	7
	$110,189	$(7,430)	100	$30,211	$(3,188)	23	$140,400	$(10,618)	123

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2021
Available-for-sale:
CMOs	$990	$(14)	1	$—	$—	—	$990	$(14)	1
U.S. Government agency mortgage-backed securities	51,863	(606)	25	1,101	(8)	1	52,964	(614)	26
U.S. Treasury and Government agency bonds	7,993	(238)	5	—	—	—	7,993	(238)	5
	$60,846	$(858)	31	$1,101	$(8)	1	$61,947	$(866)	32

(1)	Actual amounts.

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

None of the unrealized losses at March 31, 2022 were recognized into net income for the three or nine months ended March 31, 2022 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2021 were recognized as having OTTI during the year ended June 30, 2021.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2022 and June 30, 2021 by contractual maturity.

	March 31, 2022		June 30, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$1,987	$1,997	$3,003	$3,034
Due from one to five years	5,151	5,154	5,793	6,008
Due after five years to ten years	22,278	21,123	22,258	22,459
Due after ten years	2,425	2,370	3,420	3,614
Mortgage-backed securities, CMOs and FHLMC stock (1)	134,570	125,291	103,299	103,946
Total available for sale	$166,411	$155,935	$137,773	$139,061

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. Federal Home Loan Mortgage Corporation (“FHLMC”) common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
Available-for-sale:	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Proceeds	$—	$—	$—	$7,923
Gross gains	—	—	—	109
Gross losses	—	—	—	—

The tax provision related to the net realized gain for the nine months ended March 31, 2021 was $23.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS

The components of loans at March 31, 2022 and June 30, 2021 were as follows:

	March 31, 2022	June 30, 2021
Real estate loans:
One-to-four family	$272,924	$268,889
Multi-family	375	649
Home equity	5,714	6,158
Nonresidential	25,100	21,868
Agricultural	2,601	2,683
Construction and land	24,741	27,002
Total real estate loans	331,455	327,249
Commercial and industrial(1)	3,436	5,871
Consumer and other loans	1,231	5,969
Total loans	$336,122	$339,089

(1)	Includes $954 and $2,677 of 100% Small Business Administration (“SBA”) guaranteed Paycheck Protection Program (“PPP”) loans as of March 31, 2022 and June 30, 2021, respectively.

The table above includes net deferred loan fees of $2,036 and $1,819 at March 31, 2022 and June 30, 2021, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2022 by portfolio segment:

Three months ended March 31, 2022	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$989	$14	$—	$—	$1,003
Multi-family	4	—	—	—	4
Home equity	41	(2)	—	—	39
Nonresidential	139	18	—	—	157
Agricultural	15	—	—	—	15
Construction and land	95	(2)	—	—	93
Total real estate loans	1,283	28	—	—	1,311
Commercial and industrial	26	—	—	—	26
Consumer and other loans	30	(28)	—	—	2
Total loans	$1,339	$—	$—	$—	$1,339

Nine months ended March 31, 2022	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$992	$11	$—	$—	$1,003
Multi-family	4	—	—	—	4
Home equity	41	(2)	—	—	39
Nonresidential	133	24	—	—	157
Agricultural	15	—	—	—	15
Construction and land	103	(10)	—	—	93
Total real estate loans	1,288	23	—	—	1,311
Commercial and industrial	22	4	—	—	26
Consumer and other loans	29	(27)	—	—	2
Total loans	$1,339	$—	$—	$—	$1,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS (continued)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2022:

	Ending Allowance on Loans:		Loans:
At March 31, 2022	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$1,003	$964	$271,960
Multi-family	—	4	—	375
Home equity	—	39	—	5,714
Nonresidential	—	157	488	24,612
Agricultural	—	15	—	2,601
Construction and land	—	93	—	24,741
Total real estate loans	—	1,311	1,452	330,003
Commercial and industrial (1)	—	26	—	3,436
Consumer and other loans	—	2	—	1,231
Total loans	$—	$1,339	$1,452	$334,670

(1)	Includes $954 of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee.

The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2021 by portfolio segment:

Three months ended March 31, 2021	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$1,027	$(3)	$—	$—	$1,024
Multi-family	4	—	—	—	4
Home equity	36	5	—	—	41
Nonresidential	117	6	—	—	123
Agricultural	4	—	—	—	4
Construction and land	94	(3)	—	—	91
Total real estate loans	1,282	5	—	—	1,287
Commercial and industrial	28	(5)	—	—	23
Consumer and other loans	29	—	—	—	29
Total loans	$1,339	$—	$—	$—	$1,339

Nine months ended March 31, 2021	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$1,032	$(6)	$(2)	$—	$1,024
Multi-family	4	—	—	—	4
Home equity	34	12	(5)	—	41
Nonresidential	75	48	—	—	123
Agricultural	4	—	—	—	4
Construction and land	105	(14)	—	—	91
Total real estate loans	1,254	40	(7)	—	1,287
Commercial and industrial	65	(42)	—	—	23
Consumer and other loans	27	2	—	—	29
Total loans	$1,346	$—	$(7)	$—	$1,339

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2022 and June 30, 2021, including the average recorded investment balance and interest earned for the nine months ended March 31, 2022 and the year ended June 30, 2021:

March 31, 2022
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$969	$964	$—	$1,338	$26
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	518	488	—	244	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	1,487	1,452	—	1,582	26
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$1,487	$1,452	$—	$1,582	$26

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$1,487	$1,452	$—	$1,582	$26
Consumer and other loans	—	—	—	—	—
Total	$1,487	$1,452	$—	$1,582	$26

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

Total past due loans and nonaccrual loans at March 31, 2022:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$1,964	$530	$143	$2,637	$270,287	$272,924	$941	$—
Multi-family	—	210	—	210	165	375	—	—
Home equity	—	—	—	—	5,714	5,714	—	—
Nonresidential	241	—	—	241	24,859	25,100	488	—
Agricultural	—	—	—	—	2,601	2,601	—	—
Construction and land	—	—	—	—	24,741	24,741	—	—
Total real estate loans	2,205	740	143	3,088	328,367	331,455	1,429	—
Commercial and industrial	—	—	—	—	3,436	3,436	—	—
Consumer and other loans	—	—	—	—	1,231	1,231	—	—
Total	$2,205	$740	$143	$3,088	$333,034	$336,122	$1,429	$—

COVID-19 Loan Modifications:

As a result of disruptions in economic conditions caused by COVID-19, the financial regulators issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance provided that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” which was extended by the Consolidated Appropriations Act for the fiscal year ending September 30, 2021, provided banks the option to temporarily suspend certain requirements under ASC 340-10 troubled debt restructuring classifications for a limited period of time to account for the effects of COVID-19. The Federal Reserve and the other banking agencies and regulators also issued a joint statement encouraging banks to work prudently with borrowers and to describe the agencies’ interpretations of how accounting rules under ASC 310-40 apply to certain COVID-19 related modifications. We have not considered any of the COVID-19 related modifications we performed to be troubled debt restructurings. Included in the table above are $8,751 in loans still remaining that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $6,074 in one-to-four family loans, $2,302 in non-residential loans and $375 in multi-family loans. As of March 31, 2022, $8,318 of such loans were current and $433 were 30 days or more past due. As of March 31, 2022, all of the COVID-19 related modifications had returned to regular payment status.

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

Troubled Debt Restructurings:

At March 31, 2022 and June 30, 2021, total loans that have been modified as troubled debt restructurings were $890 and $1,661, respectively, which consisted of one non-residential real estate loan and two one-to-four family first lien loans at March 31, 2022 and one non-residential real estate loan and three one-to-four family first lien loans at June 30, 2021. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. No loans have been modified as troubled debt restructurings during the nine months ended March 31, 2022. No loans modified as troubled debt restructurings have defaulted since restructuring. All of these loans are on nonaccrual at March 31, 2022 and June 30, 2021. At March 31, 2022 and June 30, 2021, $859 and $1,107, respectively, were individually evaluated for impairment.

Allowance for Loan Loss:

There have been no changes to our allowance for loan loss methodology during the quarter ended March 31, 2022. We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available. We believe that the recorded allowance is adequate at this time and as a result no additional provision for loan losses has been recorded during the quarter ended March 31, 2022. However, the fluidity of this pandemic precludes any prediction as to its ultimate impact. We will continue to review and make adjustments as may be necessary. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three and nine months ended March 31, 2022 and March 31, 2021.

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

Within this category for the nine months ended March 31, 2022 and the year ended June 30, 2021 are PPP loans that were authorized under the CARES Act. PPP loans are originated by the Association, are 100% guaranteed by the SBA and qualify to be forgiven based on certain criteria as determined by the SBA. The Association received a fee, with the percentage depending on the size of the loan, for originating these loans and earns 1% on the outstanding balance for the term of the loans, the maximum of which is five years unless forgiven sooner by the SBA. For the nine months ended March 31, 2022 and March 31, 2021, $84 and $168 of PPP loan fees were recognized in income, respectively. As of March 31, 2022, $6,682 of the original $7,654 of PPP loans have been forgiven, with a remaining amount of $18 in deferred fees outstanding.

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

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables.

Total loans by risk grade and portfolio segment at March 31, 2022:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$264,907	$2,975	$2,710	$2,332	$—	$272,924
Multi-family	375	—	—	—	—	375
Home equity	5,506	201	—	7	—	5,714
Nonresidential	24,233	—	192	675	—	25,100
Agricultural	2,601	—	—	—	—	2,601
Construction and land	24,350	356	—	35	—	24,741
Total real estate loans	321,972	3,532	2,902	3,049	—	331,455
Commercial and industrial	3,436	—	—	—	—	3,436
Consumer and other loans	1,231	—	—	—	—	1,231
Total	$326,639	$3,532	$2,902	$3,049	$—	$336,122

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

At March 31, 2022, one loan for $45 was in formal foreclosure proceedings and is included in the one-to-four family loan category.

(6)	BORROWINGS

At March 31, 2022 and June 30, 2021, advances from the Federal Home Loan Bank were as follows:

	March 31, 2022
	Balance	Stated Interest Rate
FHLB advances due February 2023 through January 2025	$5,000	1.40% - 1.59%
Total	$5,000

	June 30, 2021
	Balance	Stated Interest Rate
FHLB advances due September 2021 through January 2025	$15,000	0.16% - 1.59%
Total	$15,000

Payments over the next five years are as follows:

2023	$2,500
2025	$2,500

The average interest rate of all outstanding FHLB advances was 1.50% and 0.61% on March 31, 2022 and June 30, 2021, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by $16,099 and $19,613 of investment securities at March 31, 2022 and June 30, 2021, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $134,561 at March 31, 2022.

There were no overnight borrowings at March 31, 2022 or June 30, 2021.

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

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no impaired loans with specific allocations at March 31, 2022 or June 30, 2021.

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

Assets measured at fair value on a recurring basis at March 31, 2022 and June 30, 2021 are summarized below:

	Fair Value Measurements
	March 31, 2022		June 30, 2021
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$68	$—	$117	$—
Certificates of deposit	1,257	—	2,297	—
Municipal securities	18,094	—	19,531	—
CMOs	14,074	—	7,716	—
U.S. Government agency mortgage-backed securities	111,149	—	96,113	—
U.S. Treasury and Government agency bonds	11,293	—	13,287	—
Total securities available-for-sale	155,935	—	139,061	—
Loan servicing rights	—	344	—	305
Total financial assets	$155,935	$344	$139,061	$305

There are no liabilities measured at fair value on a recurring basis.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)       FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended March 31, 2022 and 2021:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$302	$386	$305	$458
Unrealized net gains/(losses) included in net income	42	—	39	(72)
Balance at end of period:	$344	$386	$344	$386

There are no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2022 or June 30, 2021.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at March 31, 2022 and June 30, 2021.

	Level 3 Quantitative Information
	March 31, 2022	June 30, 2021	Valuation
	Fair Value	Fair Value	Technique	Unobservable Inputs	Range
Loan servicing rights	$344	$305	Discounted cash flows	Discount rate, estimated timing of cash flows	8.50% to 9.75%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)       FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2022 and June 30, 2021 are summarized below:

	March 31, 2022
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$155,935	$—	$155,935	$—	$155,935
Loans, net(1)	334,783	—	—	325,598	325,598
Loans held for sale(2)	—	—	—	—	—
Loan servicing rights	344	—	—	344	344
Restricted equity securities	1,039	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$454,448	$—	$451,007	$—	$451,007
FHLB Advances	5,000	—	4,919	—	4,919

	June 30, 2021
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$139,061	$—	$139,061	$—	$139,061
Loans, net(1)	337,750	—	—	339,762	339,762
Loans held for sale(2)	164	—	—	164	164
Loan servicing rights	305	—	—	305	305
Restricted equity securities	1,408	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$439,930	$—	$438,491	$—	$438,491
FHLB Advances	15,000	—	15,087	—	15,087

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2022 and June 30, 2021 was measured using an exit price notion.

(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2022 or 2021. Total ESOP compensation expense for the three and nine months ended March 31, 2022 was $62 and $252, respectively, and for the three and nine months ended March 31, 2021 was $88 and $256, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(8)       EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Shares held by the ESOP at March 31, 2022 and June 30, 2021 were as follows:

	March 31, 2022	June 30, 2021
Committed to be released to participants	2,677	10,202
Allocated to participants	165,060	161,206
Unearned	8,032	11,616
Total ESOP shares	175,769	183,024

Fair value of unearned shares	$201	$272

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

There have been no stock options or restricted stock issued in fiscal 2022.

The following table summarizes stock option activity for the nine months ended March 31, 2022:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding - June 30, 2021	131,901	$15.70
Granted	—	—
Exercised	(82,001)	11.58
Forfeited	—	—
Outstanding - March 31, 2022	49,900	$22.48	$126
Fully vested and exercisable at March 31, 2022	34,100	$21.40	$123
Expected to vest in future periods	15,800
Fully vested and expected to vest - March 31, 2022	49,900	$22.48	$126

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $25.00 per share on March 31, 2022.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 4,071 and 4,453 options that were earned during the nine months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense for stock options for the three and nine months ended March 31, 2022 was $5 and $15, respectively, and for the three and nine months ended March 31, 2021 was $5 and $16, respectively. Total unrecognized compensation cost related to stock options was $54 at March 31, 2022 and is expected to be recognized over a weighted-average period of 3.6 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021
Balance - beginning of year	14,300	5,800
Granted	—	250
Forfeited	—	—
Vested	(2,300)	(3,250)
Balance - end of period	12,000	2,800
Weighted average grant date fair value	$23.00	$19.79

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended March 31, 2022 was $18 and $67, respectively, and for the three and nine months ended March 31, 2021 was $12 and $42, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $233 at March 31, 2022 and is expected to be recognized over a weighted-average period of 4.1 years.

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

The principal balances of those loans at March 31, 2022 and June 30, 2021 are as follows:

	March 31, 2022	June 30, 2021
Mortgage loan portfolio serviced for:
FHLMC	$42,145	$52,199

Custodial escrow balances maintained in connection with serviced loans were $373 and $559 at March 31, 2022 and June 30, 2021.

Activity for loan servicing rights for the three and nine months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Loan servicing rights:
Beginning of period:	$302	$386	$305	$458
Change in fair value	42	—	39	(72)
End of period:	$344	$386	$344	$386

Fair value at March 31, 2022 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 7.09% to 11.30% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.04%.  Fair value at March 31, 2021 was determined using a discount rate of 8.75%, prepayment speed assumptions ranging from 10.45% to 16.95% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 0.15%.

(11)        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended March 31, 2022 and 2021 is as follows:

	March 31, 2022	March 31, 2021
Cash paid during the period for:
Interest paid	$861	$1,463
Income taxes paid	$580	$1,082
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$—	$52
Change in unrealized gain/loss on securities available-for-sale	$(11,715)	$(2,261)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(12)        SUBSEQUENT EVENTS

Dividend Declared

On April 28, 2022, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of May 12, 2022, and will be paid on or about May 26, 2022.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations in response to changes in economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;
●	the social and economic effects of the COVID-19 pandemic or any other pandemic;
●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
●	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;
●	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	increased competition among depository and other financial institutions;
●	our ability to attract and maintain deposits, including introducing new deposit products;
●	inflation and changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;
●	declines in the yield on our assets resulting from the current low interest rate environment;
●	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;
●	risks related to high concentration of loans secured by real estate located in our market areas;
●	changes in the level of government support of housing finance;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;
●	changes in the ability of third-party providers to perform their obligations to us;
●	technological changes that may be more difficult or expensive than expected;
●	cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;
●	our reliance on a small executive staff;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;
●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;
●	the effects of actual government shutdowns;
●	the ability of the U.S. government to manage federal debt limits;
●	other changes in our financial condition or results of operations that reduce capital available to pay dividends;
●	the effects of global or national war, conflict or acts of terrorism;
●	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Coronavirus Pandemic (COVID-19)

The COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company, its clients and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including whether the coronavirus can continue to be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; due to a decline in our stock price or other factors, goodwill may become impaired and be required to be written down.

Critical Accounting Policies

There were no material changes to the critical accounting policies as disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2021, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at March 31, 2022 and June 30, 2021

Our total assets decreased by $3.4 million, or 0.6%, to $540.3 million at March 31, 2022 from $543.7 million at June 30, 2021.

Total cash and cash equivalents decreased $19.2 million, or 62.6%, to $11.5 million at March 31, 2022 from $30.7 million at June 30, 2021. The decrease in cash and cash equivalents was due to funds being used during the nine month period to reduce FHLB advances as well as invest in higher yielding assets.

Our available-for-sale securities portfolio increased by $16.9 million from $139.1 million at June 30, 2021 to $155.9 million at March 31, 2022. The increase in securities classified as available-for-sale was primarily a result of our continuing efforts in fiscal 2022 to invest in higher yielding assets.

Gross loans decreased $3.0 million, or 0.9%, to $336.1 million at March 31, 2022 from $339.1 million at June 30, 2021. This decrease was primarily a result of loan originations generally not matching loan repayments during the nine months ended March 31, 2022.

Deposits increased $14.5 million, or 3.3%, to $454.4 million at March 31, 2022 from $439.9 million at June 30, 2021. The increase in our deposits reflected increases of $10.8 million in interest bearing demand deposit accounts, $12.8 million in money market accounts, $5.8 million in savings deposits and $2.6 million in non-interest bearing deposits, offset by a decrease of $17.5 million in certificates of deposit. Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2022.

FHLB advances decreased $10.0 million, or 66.7%, to $5.0 million at March 31, 2022 from $15.0 million at June 30, 2021. The decrease was due to the repayment and non-renewal of short-term advances that no longer had advantageous rates. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of March 31, 2022, or approximately $134.6 million. We had no federal funds purchased as of March 31, 2022 or as of June 30, 2021.

Total shareholders’ equity decreased $8.1 million, or 9.2%, to $80.0 million at March 31, 2022 compared to $88.1 million at June 30, 2021. The decrease was primarily the result of net income for the nine months ended March 31, 2022 of $3.1 million and the increase of $290 thousand in ESOP shares earned being more than offset by $9.3 million in other comprehensive loss, $598 thousand of stock repurchases and $1.7 million in dividends distributed. The other comprehensive loss is attributed unrecognized losses in the investment portfolio due to rising market rates. The Association exceeded all regulatory capital requirements at March 31, 2022 and June 30, 2021.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2022	June 30, 2021
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$941	$2,260
Multi-family	—	—
Home equity	—	—
Nonresidential	488	521
Agricultural	—	—
Construction and land	—	—
Total real estate loans	1,429	2,781
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans(1)	$1,429	$2,781
Accruing loans past due 90 days or more:
Real estate loans	$—	$—
Commercial and industrial	—	—
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of nonaccrual and 90 days or more past due loans(2)	$1,429	$2,781
Real estate owned, net:
One-to-four family	$—	$—
Nonresidential	—	—
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$1,429	$2,781

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$1,429	$2,781

Total nonperforming loans to total loans	0.43%	0.82%
Total nonperforming assets to total assets	0.26%	0.51%
Total nonperforming assets to loans and real estate owned	0.43%	0.82%

(1)	Nonaccrual troubled debt restructurings included in the totals above were $890 thousand and $1.7 million, at March 31, 2022 and June 30, 2021, respectively.
(2)	There were no loans past due 90 days or more and still accruing at March 31, 2022 or June 30, 2021.

Nonperforming assets, which are comprised of nonaccrual loans only, decreased $1.35 million from $2.78 million as of June 30, 2021 to $1.43 million as of March 31, 2022. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations combined with payoffs. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.26% and 0.43%, respectively, at March 31, 2022 compared to 0.51% and 0.82%, respectively at June 30, 2021.

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

	For the Three Months Ended
	March 31, 2022				March 31, 2021
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$336,536		$3,392	4.03%	$344,551		$3,612	4.19%
Investment securities	145,151		543	1.50	96,824		294	1.21
Investment securities, tax-free	15,000		86	2.29	15,189		86	2.26
Other interest-earning assets	7,270		7	0.39	34,619		25	0.29
Total interest-earning assets	503,957		4,028	3.20	491,183		4,017	3.27
Noninterest-earning assets	35,946				40,712
Total assets	$539,903				$531,895

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$83,264		$26	0.13%	$72,015		$27	0.15%
Money market deposits	89,241		29	0.13	86,465		38	0.18
Regular savings and other deposits	47,689		7	0.06	38,865		12	0.13
Certificates of deposit	174,026		166	0.39	193,300		322	0.68
Total interest-bearing deposits	394,220		228	0.23	390,645		399	0.41
Other Borrowings	5,002		19	1.54	5,000		19	1.54
Total interest-bearing liabilities	399,222		247	0.25	395,645		418	0.43
Noninterest bearing deposits	54,258				45,454
Other noninterest-bearing liabilities	854				990
Total liabilities	454,334				442,089
Equity	85,569				89,806
Total liabilities and equity	$539,903				$531,895

Net interest income			$3,781				$3,599
Interest rate spread				2.95%				2.84%
Net interest margin				3.00%				2.93%
Average interest-earning assets to average interest-bearing liabilities	1.26	x			1.24	x

	For the Nine Months Ended
	March 31, 2022				March 31, 2021
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$337,344		$10,560	4.17%	$352,037		$11,456	4.34%
Investment securities	139,421		1,336	1.28	83,164		868	1.39
Investment securities, tax-free	15,029		257	2.28	15,807		268	2.26
Other interest-earning assets	12,556		38	0.40	32,905		84	0.34
Total interest-earning assets	504,350		12,191	3.22	483,913		12,676	3.49
Noninterest-earning assets	37,560				38,943
Total assets	$541,910				$522,856

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$80,072		$78	0.13%	$70,607		$89	0.17%
Money market deposits	85,655		92	0.14	83,354		123	0.20
Regular savings and other deposits	46,392		27	0.08	36,833		40	0.14
Certificates of deposit	179,568		605	0.45	194,421		1,156	0.79
Total interest-bearing deposits	391,687		802	0.27	385,215		1,408	0.49
Other Borrowings	8,057		61	1.01	5,000		57	1.52
Total interest-bearing liabilities	399,744		863	0.29	390,215		1,465	0.50
Noninterest bearing deposits	54,010				43,909
Other noninterest-bearing liabilities	891				1,364
Total liabilities	454,645				435,488
Equity	87,265				87,368
Total liabilities and equity	$541,910				$522,856

Net interest income			$11,328				$11,211
Interest rate spread				2.93%				2.99%
Net interest margin				2.99%				3.09%
Average interest-earning assets to average interest-bearing liabilities	1.26	x			1.24	x

Comparison of Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021

General. We reported net income of $1.0 million for the three months ended March 31, 2022 as compared to net income of $870 thousand for the three months ended March 31, 2021. Interest income increased $11 thousand for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and interest expense decreased $171 thousand, resulting in a net increase to net interest income of $182 thousand. Noninterest income increased $57 thousand for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Total noninterest expense increased $16 thousand. Tax expense increased $49 thousand.

Interest Income. Interest income increased by $11 thousand to $4.0 million for the three months ended March 31, 2022. The yield on interest-earning assets decreased seven basis points from 3.27% for the three months ended March 31, 2021 to 3.20% for the three months ended March 31, 2022. Total average interest-earning assets increased by $12.8 million to $504.0 million for the three months ended March 31, 2022 from $491.2 million for the three months ended March 31, 2021.

Interest income on loans decreased by $220 thousand to $3.4 million from $3.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The yield on loans decreased 16 basis points from 4.19% for the three months ended March 31, 2021 to 4.03% for the three months ended March 31, 2022. The average balance of loans decreased by $8.0 million, or 2.3%, to $336.5 million for the three months ended March 31, 2022 from $344.6 million for the three months ended March 31, 2021. The decrease in the average balance of our loans is reflective of reduced originations and normal loan repayments.

Interest income on investment securities increased $249 thousand, or 65.5%, to $629 thousand for the three months ended March 31, 2022 from $380 thousand for the three months ended March 31, 2021. This reflected an increase of $48.1 million, or 43.0%, in the average balances of securities to $160.2 million from $112.0 million for the three months ended March 31, 2022 and 2021, respectively, combined with an increase in the total average yield of our investment securities of 21 basis points to 1.57% from 1.36%. The increase in average balances of our investment securities is reflective of our efforts during the past twelve months to invest in higher yielding assets. Our increased yields are reflective of overall higher investment rates that were available on purchases made in during the prior twelve months.

Income on other interest earning assets decreased by $18 thousand, or 72.0%, to $7 thousand for the three months ended March 31, 2022 from $25 thousand for the three months ended March 31, 2021. The average balance of other interest-earning assets decreased $27.3 million to $7.3 million for the three months ended March 31, 2022 from $34.6 million for the three months ended March 31, 2021 and the yield increased ten basis points over the same period. The decrease in average balance was primarily due to money market funds being used to reduce FHLB advances and purchase higher yielding assets during the prior twelve months. The increase in yield was primarily a result of a shift in composition of earning assets in this category. Money market funds decreased resulting in a higher percentage of restricted equity securities which earned higher rates during the three months ended March 31, 2022.

Interest Expense. Interest expense decreased $171 thousand, or 40.9%, to $247 thousand for the three months ended March 31, 2022 from $418 thousand for the three months ended March 31, 2021. The average rate paid on interest bearing liabilities decreased 18 basis points from 0.43% for the three months ended March 31, 2021 to 0.25% for the three months ended March 31, 2022. This decrease was primarily due to a general decrease in retail and wholesale borrowing rates due to overall market decreases.

Interest expense on deposits decreased $171 thousand, or 42.9%, to $228 thousand for the three months ended March 31, 2022 from $399 thousand for the three months ended March 31, 2021. The average rate paid on interest bearing deposits decreased 18 basis points from 0.41% for the three months ended March 31, 2021 to 0.23% for the three months ended March 31, 2022. The decrease in the average rate paid on deposits was partially offset by an increase in the average balance of interest bearing deposits of $3.6 million, or 0.9%, to $394.2 million for the three months ended March 31, 2022 from $390.6 million for the three months ended March 31, 2021.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased by $156 thousand, or 48.4% to $166 thousand for the three months ended March 31, 2022 from $322 thousand for the three months ended March 31, 2021. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.39% from 0.68%, in addition to a $19.3 million decrease in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The decrease in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on NOW, demand deposits, regular savings and other deposits decreased by $6 thousand to $33 thousand for the three months ended March 31, 2022 from $39 thousand for the three months ended March 31, 2021. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.10% from 0.14% offset by a $20.1 million increase in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on money market deposits decreased by $9 thousand, or 23.7%, to $29 thousand for the three months ended March 31, 2022 from $38 thousand for the three months ended March 31, 2021. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.13% from 0.18% offset by a $2.8 million increase in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense for other borrowings was stable at $19 thousand for the three months ended March 31, 2022 and March 31, 2021. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. Average other borrowings were $5.0 million for the three months ended March 31, 2022 and March 31, 2021. The average rate remained stable at 1.54% for the three months ended March 31, 2021 and March 31, 2022.

Net Interest Income. Net interest income before the provision for loan losses increased by $182 thousand, or 5.1%, to $3.8 million for the three months ended March 31, 2022. Our interest rate spread and net interest margin increased to 2.95% and 3.00%, from 2.84% and 2.93%, for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in income on earning assets combined with the decrease in cost of interest bearing liabilities contributed to the increase in net interest margin for the three months ended March 31, 2022.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2022 or for the three months ended March 31, 2021. There were no charge-offs for the three months ended March 31, 2022 or for the three months ended March 31, 2021. The lack of provision for the three months ended March 31, 2022 is primarily due to a decrease in the loan portfolio balance.

Our total allowance for loan losses was $1.3 million, or 0.40% of total gross loans as of March 31, 2022 and $1.3 million, or 0.39% of total gross loans as of June 30, 2021. Our total allowance for loan losses was 0.40% of total gross loans, net of PPP loans, as of March 31, 2022 and June 30, 2021. PPP loans are not allocated any allowance due to the 100% SBA guarantee. There were no specifically identified impaired loans at March 31, 2022 or June 30, 2021. Total loans individually evaluated for impairment decreased $249 thousand, or 14.3%, to $1.5 million at March 31, 2022 compared to $1.7 million at June 30, 2021.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2022 and 2021. There have been no changes to our allowance for loan loss methodology during three months ended March 31, 2022.

Noninterest Income. Noninterest income increased $57 thousand, or 14.0%, to $464 thousand for the three months ended March 31, 2022 from $407 thousand for the three months ended March 31, 2021. Gain on sale of mortgage loans was $33 thousand and $76 thousand for the three months ended March 31, 2022 and 2021, respectively. There was no change in the fair value of equity securities for the three months ended March 31, 2022 compared to a loss of $20 thousand for the three months ended March 31, 2021. Gains or losses on the fair value of equity securities are market driven. There were no sales of securities for the three months ended March 31, 2022 and March 31, 2021. The net gain on payoff of purchase credit impaired loans was $70 thousand for the three months ended March 31, 2022 due to the liquidation of one loan. There were no payoffs of purchase credit impaired loans for the three months ended March 31, 2021. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2022 increased by $16 thousand, or 0.6%, to $2.9 million for three months ended March 31, 2022. Salaries and employee benefits decreased $17 thousand due to reduced ESOP costs and higher deferred loan costs. Occupancy and equipment increased $24 thousand due to normal periodic fluctuations. Data processing increased $22 thousand due to routine upgrades and volume increases in the current period. Foreclosed asset expenses increased $26 thousand. This is reflective of the three months ended March 31, 2022 having no expenses whereas the three months ended March 31, 2021 had $25 thousand in gains on the sale of REO. For the three months ended March 31, 2022, we recognized a gain for the increase in value of the loan servicing asset of $42 thousand. There was no change in value of the loan servicing asset for the three months ended March 31, 2021. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $49 thousand, or 19.2%, to $304 thousand for the three months ended March 31, 2022 from $255 thousand for the three months ended March 31, 2021. This was due to an increase in pre-tax income during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Our effective income tax rate was 22.6% and 22.7% for the three months ended March 31, 2022 and 2021, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2022 and March 31, 2021

General. We reported net income of $3.1 million for the nine months ended March 31, 2022 as compared to net income of $3.2 million for the nine months ended March 31, 2021. Interest income decreased $485 thousand for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 and interest expense decreased $602 thousand, resulting in a net increase to net interest income of $117 thousand. Noninterest income decreased $218 thousand for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. Total noninterest expense increased $214 thousand. Tax expense decreased $152 thousand.

Interest Income. Interest income decreased by $485 thousand to $12.2 million from $12.7 million for the nine months ended March 31, 2022 and March 31, 2021, respectively. The yield on interest-earning assets decreased 27 basis points from 3.49% for the nine months ended March 31, 2021 to 3.22% for the nine months ended March 31, 2022. Total average interest-earning assets increased by $20.4 million to $504.4 million for the nine months ended March 31, 2022 from $483.9 million for the nine months ended March 31, 2021.

Interest income on loans decreased by $896 thousand to $10.6 million from $11.5 million for the nine months ended March 31, 2022 and March 31, 2021, respectively. The yield on loans decreased 17 basis points from 4.34% for the nine months ended March 31, 2021 to 4.17% for the nine months ended March 31, 2022. The average balance of loans decreased by $14.7 million, or 4.2%, to $337.3 million for the nine months ended March 31, 2022 from $352.0 million for the nine months ended March 31, 2021. The decrease in the average balance of our loans is reflective of reduced originations and normal loan repayments.

Interest income on investment securities increased $457 thousand, or 40.2%, to $1.6 million for the nine months ended March 31, 2022 from $1.1 million for the nine months ended March 31, 2021, reflecting an increase of $55.5 million, or 56.1%, in the average balances of securities to $154.5 million from $99.0 million for the nine months ended March 31, 2022 and 2021, respectively, offset by a decrease in the total average yield of our investment securities of 15 basis points to 1.38% from 1.53%. The increase in average balances of our investment securities is reflective of our efforts during the past twelve months to invest in higher yielding assets. Our decreased yields are reflective of a decrease of higher yielding investments due to maturities, paydowns, sales and calls in the past twelve months along with overall lower investment rates that were available on purchases made in during the prior twelve months.

Income on other interest earning assets decreased by $46 thousand, or 54.8%, to $38 thousand for the nine months ended March 31, 2022 from $84 thousand for the nine months ended March 31, 2021. The average balance of other interest-earning assets decreased $20.3 million to $12.6 million for the nine months ended March 31, 2022 from $32.9 million for the nine months ended March 31, 2021 and the yield increased six basis points over the same period. The decrease in average balance was primarily due to money market funds being used to reduce FHLB advances and purchase higher yielding assets during the prior twelve months. The increase in yield was primarily a result of a shift in composition of earning assets in this category. Money market funds decreased resulting in a higher percentage of restricted equity securities which earned higher rates during the nine months ended March 31, 2022.

Interest Expense. Interest expense decreased $602 thousand, or 41.1%, to $863 thousand for the nine months ended March 31, 2022 from $1.5 million for the nine months ended March 31, 2021. The average rate paid on interest bearing liabilities decreased 21 basis points from 0.50% for the nine months ended March 31, 2021 to 0.29% for the nine months ended March 31, 2022. This decrease was primarily due to a general decrease in retail and wholesale borrowing rates due to overall market decreases.

Interest expense on deposits decreased $606 thousand, or 43.0%, to $802 thousand for the nine months ended March 31, 2022 from $1.4 million for the nine months ended March 31, 2021. The average rate paid on interest bearing liabilities decreased 22 basis points from 0.49% for the nine months ended March 31, 2021 to 0.27% for the nine months ended March 31, 2022. The decrease in the average rate paid on deposits was partially offset by an increase in the average balance of interest bearing deposits of $6.5 million, or 1.7%, to $391.7 million for the nine months ended March 31, 2022 from $385.2 million for the nine months ended March 31, 2021.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased by $551 thousand, or 47.7% to $605 thousand for the nine months ended March 31, 2022 from $1.2 million for the nine months ended March 31, 2021. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.45% from 0.79%, in addition to a $14.9 million decrease in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The decrease in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on NOW, demand deposits, regular savings and other deposits decreased by $24 thousand, or 18.6%, to $105 thousand for the nine months ended March 31, 2022 from $129 thousand for the nine months ended March 31, 2021. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.11% from 0.16% offset by a $19.0 million increase in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on money market deposits decreased by $31 thousand, or 25.2%, to $92 thousand for the nine months ended March 31, 2022 from $123 thousand for the nine months ended March 31, 2021. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.14% from 0.20% offset by a $2.3 million increase in average balances. The decrease in interest expense on these deposits is reflective of an overall decline in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense for other borrowings increased by $4 thousand, or 7.0%, to $61 thousand for the nine months ended March 31, 2022 from $57 thousand for the nine months ended March 31, 2021. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. Average other borrowings were $8.1 million for the nine months ended March 31, 2022 compared to $5.0 million for the nine months ended March 31, 2021. The average rate decreased 51 basis points from 1.52% for the nine months ended March 31, 2021 to 1.01% for the nine months ended March 31, 2022 due to a decrease in market interest rates and use of shorter term advances in the period ended March 31, 2022.

Net Interest Income. Net interest income before the provision for loan losses increased by $117 thousand, or 1.0%, to $11.3 million for the nine months ended March 31, 2022. Our interest rate spread and net interest margin decreased to 2.93% and 2.99%, from 2.99% and 3.09%, for the nine months ended March 31, 2022 and March 31, 2021, respectively. The decrease in income on earning assets was smaller than the decrease in cost of interest bearing liabilities which contributed to the increase in net interest margin for the nine months ended March 31, 2022.

Provision for Loan Losses. We recorded no provision for loan losses for the nine months ended March 31, 2022 or for the nine months ended March 31, 2021. There were no charge-offs for the nine months ended March 31, 2022. There were $7 thousand in charge-offs for the nine months ended March 31, 2021. The lack of provision for the nine months ended March 31, 2022 is primarily due to a decrease in the loan portfolio balance.

Our total allowance for loan losses was $1.3 million, or 0.40% of total gross loans as of March 31, 2022 and $1.3 million, or 0.39% of total gross loans as of June 30, 2021. Our total allowance for loan losses was 0.40% of total gross loans, net of PPP loans, as of March 31, 2022 and June 30, 2021. PPP loans are not allocated any allowance due to the 100% SBA guarantee. There were no specifically identified impaired loans at March 31, 2022 or June 30, 2021. Total loans individually evaluated for impairment decreased $249 thousand, or 14.3%, to $1.5 million at March 31, 2022 compared to $1.7 million at June 30, 2021.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2022 and 2021. There have been no changes to our allowance for loan loss methodology during nine months ended March 31, 2022.

Noninterest Income. Noninterest income decreased $218 thousand, or 14.6%, to $1.3 million for the nine months ended March 31, 2022 from $1.5 million for the nine months ended March 31, 2021. Mortgage servicing income decreased $29 thousand due to a decline in the servicing portfolio balance. Gain on sale of mortgage loans was $182 thousand and $177 thousand for the nine months ended March 31, 2022 and 2021, respectively. The change in fair value of equity securities was a loss of $49 thousand for the nine months ended March 31, 2022 compared to a loss of $11 thousand for the nine months ended March 31, 2021. Gains or losses on the fair value of equity securities are market driven. There were no sales of securities for the nine months ended March 31, 2022. There were $109 thousand in gains on the sale of securities for the nine months ended March 31, 2021. Gains or losses on the sale of securities are largely market driven. Securities were sold during the nine months ended March 31, 2021 to realize market gains and adjust the investment portfolio so that funds could be more beneficially used to yield higher net earnings going forward. The net gain on payoff of purchase credit impaired loans was $70 thousand for the nine months ended March 31, 2022 due to the liquidation of one loan. The net gain on payoff of purchase credit impaired loans was $195 thousand for the nine months ended March 31, 2021 due to the liquidation of two loans. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2022 increased by $214 thousand, or 2.5%, to $8.9 million for nine months ended March 31, 2022. Salaries and employee benefits increased $102 thousand due to routine increases. Occupancy and equipment increased $130 thousand due to normal periodic fluctuations. Data processing increased $40 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees decreased $39 thousand due to normal periodic fluctuations. Advertising increased $36 thousand due to normal periodic fluctuations. FDIC deposit insurance increased $12 thousand due to the increased Association asset size. For the nine months ended March 31, 2022, we recognized a gain for the increase in value of the loan servicing asset of $39 thousand. For the nine months ended March 31, 2021, we recognized an expense for the decrease in value of the loan servicing asset of $72 thousand. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $152 thousand, or 18.5%, to $669 thousand for the nine months ended March 31, 2022 from $821 thousand for the nine months ended March 31, 2021. This was due to a decrease in pre-tax income during the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021 along with a larger permanent tax benefit being recognized during the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021, which was a result of more nonqualified stock options being exercised during the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021. Our effective income tax rate was 18.0% and 20.3% for the nine months ended March 31, 2022 and 2021, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. Our liquidity monitoring process is designed to contend with changing economic situations, which would include the current COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Treasury and Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets, as of March 31, 2022, or approximately $134.6 million as of that date, with a remaining availability of $129.6 million as of March 31, 2022.

Common Stock Dividends. On August 19, 2021, November 24, 2021 and February 24, 2022 the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.7 million.

Equity Compensation Plans. During the three months ended March 31, 2022, no shares of restricted stock or common stock were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required of smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer Repurchases. On May 14, 2021, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock, terminating the previous authorization on May 28, 2020 to repurchase 100,000 shares. The repurchase authorization expires on June 30, 2022. In connection with the current repurchase authorization, the Company purchased a total of 16,582 shares of its common stock during the three months ended March 31, 2022.

The following table sets forth information in connection with repurchases of the Company’s common stock for the quarter ended March 31, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plans
January 1 - January 31, 2022	1,898	$22.28	1,898		73,670
February 1 - February 28, 2022	12,884	$22.86	12,884		60,786
March 1 - March 31, 2022	1,800	$26.30	1,800		58,986	(2)
Total	16,582	$23.17	16,582	(1)

(1)	All shares were purchased pursuant to the publicly announced repurchase program that was approved by the Board of Directors on May 14, 2021. The repurchase program expires on June 30, 2022.
(2)	Represents the maximum number of shares available for repurchase under the May 14, 2021 plan at March 31, 2022.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language):

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

Date: May 13, 2022

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Executive Vice President and Chief Financial Officer