Form 10-K
period 2022-06-30
Oconee Federal Financial Corp.
filed 2022-09-20
CIK 1501078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ________

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

As of September 8, 2022 there were 5,609,268 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2021 was $31.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders. (Part III)

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations in response to changes in economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

●	the social and economic effects of the COVID-19 pandemic or any other pandemic;

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

●	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

●	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	increased competition among depository and other financial institutions;

●	our ability to attract and maintain deposits, including introducing new deposit products;

●	inflation and changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

●	risks related to high concentration of loans secured by real estate located in our market areas;

●	changes in the level of government support of housing finance;

●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

●	changes in the ability of third-party providers to perform their obligations to us;

●	technological changes that may be more difficult or expensive than expected;

●	cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	the effect of any global or national war, conflict or act of terrorism;

●	our reliance on a small executive staff;

●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

●	the effects of actual government shutdowns;

●	the ability of the U.S. government to manage federal debt limits;

●	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	the effects of global or national war, conflict or acts of terrorism;

●	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Novel Coronavirus Pandemic (COVID-19)

The COVID-19 pandemic has adversely impacted the global and nation economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

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

As of June 30, 2022, Oconee Federal Financial Corp. had 5,607,729 shares outstanding and a market capitalization of approximately $121.5 million.

The executive offices of Oconee Federal Financial Corp. are located at 201 East North Second Street, Seneca, South Carolina 29678, and the telephone number is (864) 882-2765. Our website address is www.oconeefederal.com. Information on our website should not be considered a part of this annual report. Oconee Federal Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At June 30, 2022, we had total assets of $544.8 million, total deposits of $459.7 million and total equity of $75.3 million. We recorded net income of $4.1 million for the year ended June 30, 2022.

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

Oconee Federal, MHC

Oconee Federal, MHC is a federally-chartered mutual holding company formed in 2011 to become the mutual holding company of Oconee Federal Financial Corp. in connection with the mutual holding company reorganization of Oconee Federal Savings and Loan Association. As a mutual non-stock holding company, Oconee Federal, MHC has as its members all current holders of deposit accounts at Oconee Federal Savings and Loan Association. As a mutual holding company, Oconee Federal, MHC is required by law to own a majority of the voting stock of Oconee Federal Financial Corp. Oconee Federal, MHC is not currently, and at no time has been, an operating company.

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

Competition

Competition for making loans and attracting deposits in our primary market area is intense, particularly in light of the relatively modest population base of our primary markets and the relatively large number of institutions that maintain a presence in the area. Financial institution competitors in our primary market area include other locally-based commercial banks, thrifts and credit unions, as well as regional and super-regional banks. We also compete with depository and lending institutions not physically located in our primary market area but capable of doing business remotely, mortgage loan originators and mortgage brokers and other companies in the financial services industry, such as investment firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as investment services, trust services and private banking. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2021 the most recent date of available data, our market share of deposits represented 19.2%, 0.3%, 8.1%, and 20.5% of FDIC-insured deposits in Oconee County, South Carolina, Pickens County, South Carolina, Rabun County, Georgia, and Stephens County, Georgia, respectively.

Lending Activities

The principal lending activity of Oconee Federal Savings and Loan Association is originating one-to-four family residential mortgage loans and, to a lesser extent, home equity loans and lines of credit, nonresidential real estate loans, construction and land loans, commercial loans, agricultural loans, and other loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At June 30,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family	$276,410	80.09%	$268,889	79.30%
Multi-family	368	0.11	649	0.19
Home equity	4,803	1.39	6,158	1.82
Nonresidential	24,629	7.14	21,868	6.45
Agricultural	2,573	0.75	2,683	0.79
Construction and land	32,836	9.51	27,002	7.96
Total real estate loans	341,619	98.99	327,249	96.51
Commercial and industrial(1)	2,313	0.67	5,871	1.73
Consumer and other loans	1,180	0.34	5,969	1.76
Total loans	$345,112	100.00%	$339,089	100.00%
Allowance for loan losses	(1,339)		(1,339)
Loans, net	$343,773		$337,750

(1)	Includes $2.7 million of 100% SBA-guaranteed PPP loans as of June 30, 2021. As of June 30, 2022 all PPP loans we originated had been forgiven.

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	Real Estate Loans
	One-to-Four Family	Multi-family	Home Equity	Non-Residential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$2,477	$—	$13	$1,652	$497	$2,221	$282	$646	$7,788
More than one to five years	9,343	—	317	7,930	1,569	8,785	1,931	363	30,238
More than five to fifteen years	44,792	160	4,473	14,979	507	844	100	109	65,964
More than fifteen years	219,798	208	—	68	—	20,986	—	62	241,122
Total	$276,410	$368	$4,803	$24,629	$2,573	$32,836	$2,313	$1,180	$345,112

For loans with maturities greater than one year from June 30, 2022, $62.5 million have variable rates and $274.8 million have fixed rates.

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Oconee Federal Savings and Loan Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Oconee Federal Savings and Loan Association’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2022, based on the 15% limitation, Oconee Federal Savings and Loan Association’s loans-to-one-borrower limit was approximately $13.0 million. At June 30, 2022, our largest loan relationship with one borrower was for approximately $4.3 million with loans secured by consumer and commercial property, all of which were performing in accordance with their terms on that date.

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

One-to-four Family Residential Real Estate. The cornerstone of our lending program has long been the origination of long-term loans secured by mortgages on owner-occupied one-to-four family residences. These loans are made in amounts generally with loan-to-value ratios of up to 80% for traditional owner-occupied homes. For traditional homes, we may originate loans with loan-to-value ratios in excess of 80% if the borrower obtains mortgage insurance or provides readily marketable collateral. We may make exceptions for special loan programs that we offer. At June 30, 2022, $276.4 million, or 80.1% of our total loan portfolio, consisted of one-to-four family residential mortgage loans. Virtually all of the residential mortgage loans we originate are secured by properties located in our market area.

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

Home Equity. We offer home equity loans and lines of credit secured by first or second deeds of trust on primary residences in our market area. Our home equity loans and lines of credit are generally limited to an 80% loan-to-value ratio (including all prior liens). Standard residential mortgage underwriting requirements are used to evaluate these loans. We offer adjustable-rate and fixed-rate options for these loans with a maximum term of 10 years. The repayment terms on lines of credit are interest only monthly with principle due at maturity. Home equity loans have a more traditional repayment structure with principal and interest due monthly. The maximum term on home equity loans is 10 years with an amortization schedule not to exceed 20 years.

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

Within this category for the years ending June 30, 2021 and June 30, 2022 are PPP loans that were authorized under the 2020 Coronavirus, Aid, Relief, and Economic Security (“CARES”) Act. PPP loans were originated by the Association, 100% guaranteed by the SBA and qualified to be forgiven based on certain criteria as determined by the SBA. The Association received a fee, with the percentage depending on the size of the loan, for originating these loans and earned 1% on the outstanding balance for the term of the loans, the maximum of which was five years unless forgiven sooner by the SBA. As of June 30, 2022 all PPP loans we originated had been forgiven.

Consumer. We offer installment loans for various consumer purposes, including the purchase of automobiles, boats, and for other legitimate personal purposes. The maximum terms of consumer loans is generally 18 months for unsecured loans, 12 months for loans secured by marketable securities and 18 to 60 months for loans secured by a vehicle, depending on the age of the vehicle. We generally only extend consumer loans to existing customers or their immediate family members, and these loans generally have relatively low balances. To date, our consumer lending, apart from home equity loans, has been quite limited.

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

Secondary Mortgage Lending

We have access to secondary mortgage lending programs. As such we originated and sold $10.3 million of conforming one-to-four residential real estate mortgage loans for the year ended June 30, 2022 as compared to $17.0 million for the year ended June 30, 2021.

Delinquencies and Nonperforming Assets

Delinquency Procedures. It is the policy of the Association to promptly identify all delinquent loan accounts and use all reasonable and legal means either to cure the delinquencies or to take prompt legal action to foreclose, repossess or liquidate the collateral. We count loans with partial payments due as delinquent.

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

COVID-19 Loan Modifications. Among the loans the Association has identified as delinquent are loans that were modified to defer principal payments or principal and interest payments from three to six months based on our affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. These loans are not considered troubled debt restructurings (“TDRs”). As of June 30, 2022, $475 thousand were 30 days or more past due.

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

On the basis of this review of our assets, our classified or special mention assets at the dates indicated were as set forth below. Special mention and substandard assets are presented gross of allowance.

	At June 30,
	2022	2021
	(Dollars in thousands)
Special mention assets	$2,600	$3,716
Substandard assets	3,487	3,819
Real estate owned	—	—
Total Special mention and Classified assets	$6,087	$7,535

Our substandard assets decreased by $332 thousand, or 8.7%, to $3.5 million at June 30, 2022 from $3.8 million at June 30, 2021.  Our overall special mention and classified asset totals decreased by $1.4 million, or 19.2%, to $6.1 million at June 30, 2022 from $7.5 million at June 30, 2021. Special mention assets at June 30, 2022 consisted primarily of one-to-four family real estate loans of $2.4 million and $188 thousand of nonresidential real estate loans as compared to the June 30, 2021 balances which consisted primarily of one-to-four family real estate loans of $3.0 million and $727 thousand of nonresidential real estate loans. Substandard assets at June 30, 2022 consisted primarily of $2.6 million in one-to-four family residential real estate loans, $678 thousand of nonresidential real estate loans, $208 thousand of multi-family loans and $40 thousand of other loans as compared to the June 30, 2021 balances which consisted primarily of $3.6 million in one-to-four family residential real estate loans, $150 thousand of nonresidential real estate loans and $47 thousand of other loans.

Loans classified as substandard and doubtful are considered to be impaired loans. Impaired loans are loans that we do not reasonably believe that we will collect all contractual principal and interest payments due on the loans. Those $250 thousand and over are individually evaluated to determine if a specific loss reserve is required. All others are collectively evaluated. The recorded investment of substandard and doubtful loans at June 30, 2022 was $3.5 million, a decrease of $332 thousand from $3.8 million at June 30, 2021. There were no specific allowances reserved for these loans at June 30, 2022 or June 30, 2021.

Nonperforming Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection.  Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not received for loans placed on nonaccrual are reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual.  Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured.  Loans are moved to nonaccrual status in accordance with our policy, which is typically upon 90 days of non-payment.  Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered TDRs. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended June 30, 2022, there were no defaults on any loans that were considered TDRs.  At June 30, 2022, all TDRs were on nonaccrual status.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:

	At June 30,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,401	$2,260
Multi-family	208	—
Home equity	—	—
Nonresidential	478	521
Agricultural	—	—
Construction and land	—	—
Total real estate loans	2,087	2,781
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans	$2,087	$2,781
Accruing loans past due 90 days or more:
Real estate loans	$—	$—
Commercial and industrial	—	—
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	$—	$—
Total of nonaccrual and 90 days or more past due loans	$2,087	$2,781
Real estate owned:
One-to-four family	$—	$—
Nonresidential	—	—
Construction and land	—	—
Total real estate owned	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$2,087	$2,781

Accruing troubled debt restructurings	$—	$—
Accruing troubled debt restructurings and total nonperforming assets	$2,087	$2,781

Total non-accrual loans to total loans	0.60%	0.82%
Total nonperforming loans to total loans	0.60%	0.82%
Total nonperforming assets to total assets	0.38%	0.51%
Total nonperforming assets to loans and real estate owned	0.60%	0.82%

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

We have assessed the impact of the COVID-19 pandemic and the recent inflationary issues on the allowance for loan loss using the information that is available and have made an adjustment to the qualitative factor related to the economy in our model in response to the additional risks that we believe have become present. However, the fluidity of this pandemic and inflationary issues precludes any prediction as to the ultimate impact of the COVID-19 outbreak or the duration of the inflationary issues. We will continue to review and make adjustments as may be necessary.

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

Overall Allowance. Our allowance at June 30, 2022 reflects a general valuation component of $1.3 million and no specific component of specific loans determined to be impaired. Our allowance at June 30, 2021 also consisted of a general valuation component of $1.3 million and no specific component of specific loans determined to be impaired. The percentage to total loans outstanding remained stable at 0.39% as of June 30, 2022 compared to June 30, 2021.

At June 30, 2022, all individually evaluated impaired loans were within our acquired loan portfolio and totaled $1.4 million, all of which were purchased credit impaired. There was no impairment measured on these loans. At June 30, 2021, within our acquired loan portfolio, we had a total of $1.7 million in individually evaluated impaired loans, all of which were purchased credit impaired. There was no impairment measured on these loans.

Within our originated portfolio, there were no loans specifically identified as impaired at June 30, 2022 or June 30, 2021. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2022 and 2021. Net charge-offs for the year ended June 30, 2022 were zero compared to $7 thousand for the year ended June 30, 2021.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated:

	Year Ended June 30,
	2022	2021
	(Dollars in thousands)

Allowance at beginning of year	$1,339	$1,346
Provision for loan losses	—	—
Charge-offs:
Real estate loans
One-to-four family	—	(2)
Multi-family	—	—
Home equity	—	(5)
Nonresidential	—	—
Agricultural	—	—
Construction and land	—	—
Commercial and industrial	—	—
Consumer and other loans	—	—
Total charge-offs	—	(7)

Recoveries:
Real estate loans
One-to-four family	—	—
Multi-family	—	—
Home equity	—	—
Nonresidential	—	—
Agricultural	—	—
Construction and land	—	—
Commercial and industrial	—	—
Consumer and other loans	—	—
Total recoveries	—	—
Net charge-offs	—	(7)
Allowance at end of year	$1,339	$1,339

Allowance to nonperforming loans	64.16%	48.15%
Allowance to nonperforming assets	64.16%	48.15%
Allowance to total loans outstanding at the end of the year	0.39%	0.39%
Net charge-offs to average loans outstanding during the year	0.00%	0.00%

The following table sets forth net charge-offs/recoveries by category for the years indicated:

Year Ended June 30,
	2022	2021
Net (charge-offs)/recoveries to average
loans oustanding during the year:
Real estate loans:
One-to-four family	—%	—%
Multi-family	—%	—%
Home equity	—%	—%
Nonresidential	—%	—%
Agricultural	—%	—%
Construction and land	—%	—%
Commercial and industrial	—%	—%
Consumer and other loans	—%	—%

There were no material changes in the ratios above in that net charge-offs were immaterial in both 2022 and 2021.

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

	At June 30,
	2022			2021
	(Dollars in thousands)

	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to-four family	$965	72.07%	80.09%	$992	74.09%	79.30%
Multi-family	9	0.67	0.11	4	0.30	0.19
Home equity	34	2.54	1.39	41	3.06	1.82
Nonresidential	158	11.80	7.14	133	9.93	6.45
Agricultural	15	1.12	0.75	15	1.12	0.79
Construction and land	132	9.86	9.51	103	7.69	7.96
Total real estate loans	1,313	98.06	98.99	1,288	96.19	96.51
Commercial and industrial	24	1.79	0.67	22	1.64	1.73
Consumer and other loans	2	0.15	0.34	29	2.17	1.76
Total allowance for loan losses	$1,339	100.00%	100.00%	$1,339	100.00%	100.00%

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

Our investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of June 30, 2022, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. At June 30, 2022, none of the collateral underlying our securities portfolio was considered subprime or Alt-A (generally defined as loan collateral having less than full documentation).

Current accounting principles require that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at fair value and securities held-to-maturity are reported at amortized cost. All securities were classified as available-for-sale at June 30, 2022 and 2021. A periodic review and evaluation of our securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. At June 30, 2022, the fair values of our securities are based on published or securities dealers’ market values. At June 30, 2022, the amortized cost of our securities classified as available-for-sale was $168.5 million compared to $137.8 million at June 30, 2021. The fair value of securities classified as available-for-sale was $151.3 million compared to $139.1 million at June 30, 2021. The increase in securities classified as available-for-sale is primarily a result of our efforts in fiscal 2022 to invest in higher yielding assets.

U.S. Government and Federal Agency Obligations. We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At June 30, 2022, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $123.7 million and $109.6 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. GNMA, a United States Government agency, and government sponsored enterprises, such as FNMA and FHLMC, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for deferred compensation agreements. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2022 and 2021, we had $20.4 million and $19.9 million, respectively, invested in bank-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated:

	At June 30,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	$34	$20	$117
Certificates of deposit	1,247	1,249	2,244	2,297
Municipal securities	16,991	16,597	18,737	19,531
CMOs	14,145	13,064	7,468	7,716
U.S. Government agency mortgage-backed securities	123,652	109,604	95,811	96,113
U.S. Government agencies	12,431	10,751	13,493	13,287
Total available-for-sale	$168,486	$151,299	$137,773	$139,061

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2022. The weighted average yield is calculated based on the yield to maturity weighted for the size of each debt security over the entire portfolio of debt securities. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at June 30, 2022 was 7.2 years.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$—	—%	$—	—%	$—	—%
Certificates of deposit	1,247	2.51	—	—	—	—
Municipal securities	—	—	4,756	2.36	9,813	2.42
CMOs	85	1.98	3,451	2.58	10,609	1.62
U.S. Government agency mortgage-backed securities	3	2.50	13,152	2.69	95,548	1.84
U.S. Government agency bonds	—	—	—	—	12,431	1.17
Total available-for-sale	$1,335	2.48%	$21,359	2.60%	$128,401	1.80%

	More than Ten Years		Total
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLMC common stock	$20	—%	$20	—%
Certificates of deposit	—	—	1,247	2.51
Municipal securities	2,422	2.62	16,991	2.43
CMOs	—	—	14,145	1.86
U.S. Government agency mortgage-backed securities	14,949	1.92	123,652	1.94
U.S. Government agency bonds	—	—	12,431	1.17
Total available-for-sale	$17,391	2.02%	$168,486	1.93%

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated:

	At June 30,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest bearing demand	$60,697	13.20%	$53,250	12.10%
NOW and interest bearing demand	94,025	20.45	75,456	17.15
Money Market	90,040	19.59	81,158	18.45
Savings	51,880	11.29	43,135	9.80
Time and Other	163,040	35.47	186,931	42.50
Total	$459,682	100.00%	$439,930	100.00%

The estimated amount of uninsured deposits was $123.0 million and $103.1 million at June 30, 2022 and June 30, 2021, respectively. We have no deposits that are uninsured other than those in excess of FDIC insurance coverage.

As of June 30, 2022, the aggregate amount of our outstanding certificates of deposit in amounts greater than $250 thousand was approximately $15.2 million. The following table sets forth the maturity of these certificates of deposit as of June 30, 2022:

June 30, 2022
Certificates of Deposit
Greater than $250 Thousand
(Dollars in thousands)
Maturity Period:
Three months or less	$3,066
Over three through six months	3,643
Over six through twelve months	5,642
Over twelve months	2,883
Total	$15,234

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

At June 30, 2022, we had FHLB advances of $9.0 million at a weighted average stated rate of 1.74%, of which $4.0 million mature in 2022, $2.5 million mature in 2023 and $2.5 million mature in 2025. At June 30, 2021, we had FHLB advances of $15.0 million at a weighted average stated rate of 0.61%, of which $10.0 million matured in 2021, $2.5 million mature in 2023 and $2.5 million mature in 2025. Our remaining available credit with the FHLB was $126.3 million as of June 30, 2022. There were no overnight borrowings at June 30, 2022 or June 30, 2021.

Subsidiary and Other Activities

Oconee Federal Financial Corp. has no subsidiaries other than Oconee Federal Savings and Loan Association, and Oconee Federal Savings and Loan Association has no subsidiaries.

Personnel

As of June 30, 2022, we had 79 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

At June 30, 2022, our total federal and South Carolina pre-1988 base year tax bad debt reserve was approximately $5.3 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, certain repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses created before January 1, 2018 to the preceding two taxable years and forward to the succeeding 20 taxable years. Net operating losses created after December 31, 2017 may be carried forward indefinitely. A net operating loss carryforward of $403 thousand was acquired as part of a previous acquisition. At June 30, 2022 and 2021, $246 thousand and $267 thousand, respectively, of this carryforward remained.

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

Federal Banking Regulation

Business Activities.    A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the federal regulations thereunder. Under these laws and regulations, Oconee Federal Savings and Loan Association may generally invest in mortgage loans secured by residential real estate without limit, may also invest in commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Oconee Federal Savings and Loan Association also may establish subsidiaries, including those that may engage in certain activities not otherwise permissible for Oconee Federal Savings and Loan Association, including real estate investment and securities and insurance brokerage.

Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. The Association did not exercise covered savings association election.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio and elects the alternative regulatory capital scheme will be deemed to be in compliance with all other capital and leverage requirements, including being categorized as “well capitalized” for Prompt Corrective Action purposes, as described later. The “Community Bank Leverage Ratio” is currently 9%. Oconee Federal Savings and Loan did not elect to use this alternative.

Loans-to-One Borrower.    Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by specified readily marketable collateral, which does not include real estate. As of June 30, 2022, Oconee Federal Savings and Loan Association’s largest lending relationship with a single or related group of borrowers totaled $4.3 million, which represented 4.9% of unimpaired capital and surplus; therefore, Oconee Federal Savings and Loan Association was in compliance with the loans-to-one borrower limitations.

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

A savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. In addition, non-compliance with the QTL test is subject to agency enforcement action for a violation of law. At June 30, 2022, Oconee Federal Savings and Loan Association maintained approximately 77.9% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

Liquidity.    A federal savings and loan association is required to identify, measure, monitor and control its funding and liquidity risk and maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 4.0% or greater of highly liquid assets. At June 30, 2022, this ratio was 30.2%. Total cash and cash equivalents was 2.1% of total deposits at June 30, 2022.

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

On May 5, 2022, the Office of the Comptroller of the Currency released a notice of proposed rulemaking with other bank regulatory agencies to “strengthen and modernize” Community Reinvestment Act regulations and the related regulatory framework.

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

Enforcement.    The OCC has primary enforcement responsibility over federal savings and loan associations, including the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If the OCC does not take action, the FDIC has authority to take action under specified circumstances.

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

The previously referenced elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At June 30, 2022, Oconee Federal Savings and Loan Association met the criteria for being considered “well-capitalized.”

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. The current assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 1.5 basis points.

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

Federal Home Loan Bank System.    Oconee Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Oconee Federal Savings and Loan Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2022, Oconee Federal Savings and Loan Association was in compliance with this requirement.

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

Permitted Activities.    The business activities of savings and loan holding companies are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations, unless the holding company has elected “financial holding company” status. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. Oconee Federal Financial Corp. has not elected financial holding company status.

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

Dividends.    The Federal Reserve Board has issued policy statements regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a company’s common stock dividend. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. A savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Oconee Federal Financial Corp. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

The level of any dividends that may be paid by Oconee Federal Financial Corp. may also be affected by the ability of Oconee Federal, MHC to waive the receipt of dividends.

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

Change in Control.    Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Oconee Federal Financial Corp., unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Oconee Federal Financial Corp., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of June 30, 2022, the net book value of our properties was $8.2 million. We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

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

At June 30, 2022, we were not involved in any legal proceedings the outcome of which management believes would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market. Our common stock is listed on the Nasdaq Capital Market under the symbol “OFED.” The approximate number of holders of record of our common stock as of September 8, 2022 was 267. Certain shares of our common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Equity Compensation Plans. At June 30, 2022, there were no compensation plans under which equity securities of Oconee Federal Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases. On May 14, 2021, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock. The repurchase authorization expired on June 30, 2022.  In connection with this repurchase authorization, the Company purchased a total of 27,106 shares of its common stock during the year ended June 30, 2022. During the three months ended June 30, 2022, the Company repurchased 2,634 shares of its common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plan
April 1 - April 30, 2022	919	$24.50	919		58,067
May 1 - May 31, 2022	1,316	$21.72	1,316		56,751
June 1 - June 30, 2022	399	$23.17	399		—	(2)
Total	2,634	$22.91	2,634	(1)

(1)	All shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on May 14, 2021.
(2)	The repurchase program approved by the Board of Directors on May 14, 2021 expired June 30, 2022.

Sales of Unregistered Securities. During the year ended June 30, 2022, we did not offer or sell any unregistered securities.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Oconee Federal Savings and Loan Association has historically operated as a traditional thrift institution headquartered in Seneca, South Carolina. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans and, to a much lesser extent, nonresidential mortgage, construction and land and other loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities and municipal securities. Our revenues are derived principally from the interest on loans and securities and loan fees and service charges. Our primary sources of funds are deposits and principal and interest payments on loans and securities. At June 30, 2022, we had total assets of $544.8 million, total deposits of $459.7 million and total equity of $75.3 million.

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

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. Additional discussions of these estimates are discussed in Note 1 “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements contained in Item 8. We consider the following to be our critical accounting estimates:

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

We have assessed the impact of the COVID-19 pandemic and the recent inflationary issues on the allowance for loan loss using the information that is available and have made adjustments to certain qualitative factors in our model in response to the additional risks that we believe have become present. However, the fluidity of this pandemic and inflationary issues precludes any prediction as to the ultimate impact of the COVID-19 outbreak or the duration of the inflationary issues. We will continue to review and make adjustments as may be necessary.

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

See Note 1 “Summary of Significant Accounting Policies” and Note 6 “Goodwill and Intangible Assets” to the accompanying Consolidated Financial Statements contained in Item 8 for additional discussion on intangible assets.

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

See Note 1 “Summary of Significant Accounting Policies” and Note 6 “Goodwill and Intangible Assets” to the accompanying Consolidated Financial Statements contained in Item 8 for additional discussion on goodwill.

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

See Note 1 “Summary of Significant Accounting Policies” and Note 9 “Income Taxes” to the accompanying Consolidated Financial Statements contained in Item 8 for additional discussion on deferred income taxes.

Business Strategy

We have continued our primarily focus on the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

●	Continue to Focus on Residential Lending. We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area. As of June 30, 2022, $281.2 million, or 81.5%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (including home equity loans). In the future, we may gradually increase our residential construction and home equity loan portfolios.

●	Maintain a Modest Portfolio of Nonresidential Real Estate Loans. We have historically maintained a small portfolio of nonresidential real estate loans. Our nonresidential real estate loans were $24.6 million, or 7.1% of our total loan portfolio at June 30, 2022.

●	Manage Interest Rate Risk While Maintaining or Enhancing, to the Extent Practicable, our Net Interest Margin. Subject to market conditions, we have sought to enhance net interest income by emphasizing controls on the cost of funds, particularly on the deposit products that we offer, rather than attempting to maximize asset yields, as loans with high yields often involve greater credit risk and may be repaid during periods of decreasing market interest rates. In addition, in view of our strong capital position, from time to time, we place more emphasis on enhancing our net interest income than on limiting our interest rate risk.

●	Rely on Community Orientation and High Quality Service to Maintain and Build a Loyal Local Customer Base and Maintain our Status as an Independent Community-Based Institution. We were established in 1924 and have been operating continuously in Oconee County since that time. By using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services, we have been able to attract a solid base of local retail customers on which to continue to build our banking business. We have historically focused on promoting relationships within our community rather than specific banking products, and we expect to continue to build our customer base by relying on customer referrals and referrals from local builders and realtors. We extend this strategy to Rabun, Stephens and Pickens Counties as well.

●	Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our nonperforming assets totaled $2.1 million, or 0.38% of total assets at June 30, 2022. Our total nonperforming loans to total loans ratio was 0.60% at June 30, 2022. Total loan delinquencies, 30 days or more past due, as of June 30, 2022, were $5.1 million, or 1.5% of total loans. Total loan delinquencies, 30 days or more past due, as of June 30, 2021, were $4.0 million, or 1.2% of total loans.

Comparison of Financial Condition at June 30, 2022 and June 30, 2021

Our total assets increased by $1.1 million, or 0.2%, to $544.8 million at June 30, 2022 from $543.7 million at June 30, 2021.

Our total cash decreased by $20.9 million, or 68.2%, to $9.7 million at June 30, 2022 from $30.6 million at June 30, 2021. The decrease in cash and cash equivalents was due to funds being used during the year to reduce FHLB advances as well as invest in higher yielding assets. Our total cash and deposit balance includes the deposits of Oconee Federal, MHC.

Securities available-for-sale increased $12.2 million to $151.3 million at June 30, 2022 from $139.1 million at June 30, 2021. The increase in securities classified as available-for-sale was primarily a result of our continuing efforts in fiscal 2022 to invest in higher yielding assets.

Total gross loans increased $6.0 million to $345.1 million at June 30, 2022 from $339.1 million at June 30, 2021. The majority of the increase was in our one-to-four family loans, which increased by $7.5 million from June 30, 2021 to June 30, 2022 and our construction and land loans, which increased by $5.8 million from June 30, 2021 to June 30, 2022. This increase was primarily a result of loan originations exceeding loan repayments during the year ended June 30, 2022.

Our total deposits increased to $459.7 million at June 30, 2022 from $439.9 million at June 30, 2021. This increase was primarily due to normal fluctuations. We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2022.

FHLB advances decreased $6.0 million, or 40.0% to $9.0 million at June 30, 2022 from $15.0 million at June 30, 2021. The decrease was due to the repayment and non-renewal of short-term advances that no longer had advantageous rates. We had credit available under a loan agreement with the FHLB in the amount of 25% of total assets, or approximately $135.3 million and $134.0 million at June 30, 2022 and June 30, 2021, respectively. FHLB advances were increased due to advantageous funding rates.

Our total shareholders’ equity decreased $12.8 million to $75.3 million at June 30, 2022 from $88.1 million at June 30, 2021. The decrease was primarily the result of net income for the year ended June 30, 2022 of $4.1 million and the increase of $354 thousand in ESOP shares earned being more than offset by $14.5 million in other comprehensive loss, $658 thousand of stock repurchases and $2.2 million in dividends distributed. The other comprehensive loss is attributed unrecognized losses in the investment portfolio due to rising market rates.

Comparison of Operating Results for the Years Ended June 30, 2022 and June 30, 2021

General. Net income increased by $34 thousand, or 0.8%, to $4.1 million for the year ended June 30, 2022. There was an increase in net interest income before the provision for loan losses of $491 thousand, or 3.3%. There was no loan loss provision for the year ended June 30, 2022 or June 30, 2021. There was a decrease in noninterest income of $378 thousand, or 18.9%, and an increase in noninterest expense of $170 thousand, or 1.5%. Tax expense decreased $91 thousand, or 8.6%.

Interest Income. Interest income decreased by $243 thousand, or 1.5%, to $16.4 million for the year ended June 30, 2022 from $16.7 million for the year ended June 30, 2021. The decrease was primarily the result of a decrease in our average yield on interest-earning assets. The average yield on interest-earning assets decreased to 3.24% for the year ended June 30, 2022 from 3.41% for the year ended June 30, 2021. The average balance of interest-earning assets increased to $507.0 million for the year ended June 30, 2022 from $488.2 million for the year ended June 30, 2021.

Interest income on loans decreased $1.0 million, or 6.7%, to $14.0 million for the year ended June 30, 2022 from $15.0 million for the year ended June 30, 2021. The average balance of our loans decreased to $338.5 million for the year ended June 30, 2022 from $349.1 million for the year ended June 30, 2021. The decrease in the average balance of our loans is due to normal repayments and a decrease in loan originations during the year ended June 30, 2022. The average yield was 4.14% for the year ended June 30, 2022 compared to 4.30% for the year ended June 30, 2021, as result of a generally decreased loan rate environment during the year ended June 30, 2022.

Interest income on investment securities increased $812 thousand, or 52.8%, to $2.4 million for the year ended June 30, 2022 from $1.5 million for the year ended June 30, 2021, reflecting an increase of $50.5 million, or 46.8%, in the average balances of securities to $158.4 million from $107.9 million for the years ended June 30, 2022 and 2021, respectively, combined with an increase in the total average yield of our investment securities of five basis points to 1.48% from 1.43%. The increase in average balances of our investment securities is reflective of our efforts in fiscal 2022 to invest in higher yielding assets. Our increased yields are reflective of overall higher investment rates that were available on purchases made during the prior twelve months.

Income on interest bearing deposits in other banks decreased by $54 thousand, or 75.0%, to $18 thousand for the year ended June 30, 2022 from $72 thousand for the year ended June 30, 2021. The average balance of interest bearing deposits in other banks decreased $20.9 million to $9.0 million for the year ended June 30, 2022 from $29.9 million for the year ended June 30, 2021 and the yield decreased four basis points over the same period. The decrease in average balance was primarily due to money market funds being used to reduce FHLB advances and purchase higher yielding assets during the prior twelve months. The decrease in yield was primarily a result of decreased rates on money market accounts and our Federal Reserve excess balance account.

Income on other interest earning assets decreased by $1 thousand, or 2.6%, to $38 thousand for the year ended June 30, 2022 from $39 thousand for the year ended June 30, 2021. The average balance of other interest-earning assets decreased $106 thousand to $1.1 million for the year ended June 30, 2022 from $1.2 million for the year ended June 30, 2021 while the yield increased 21 basis points over the same period. The decrease in average balance was primarily due to normal periodic fluctuations. The increase in yield was primarily a result of increased dividend rates on restricted equity securities during the year ended June 30, 2022.

Interest Expense. Interest expense decreased $734 thousand, or 40.3%, to $1.1 million for the year ended June 30, 2022 from $1.8 million for the year ended June 30, 2021. The average rate paid on interest bearing liabilities decreased 19 basis points in fiscal year 2022 to 0.27% from 0.46% for fiscal year 2021. This decrease was primarily due to a general decrease in retail borrowing rates due to overall market decreases. The decrease in the average rate paid on deposits was offset by an increase in the average balance of interest bearing deposits of $6.4 million, or 1.7%, to $393.6 million for the year ended June 30, 2022 from $387.2 million for the year ended June 30, 2021.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased by $681 thousand, or 48.0%, to $738 thousand for the year ended June 30, 2022 from $1.4 million for the year ended June 30, 2021. The average cost on these deposits decreased from 0.74% for the year ended June 30, 2021 to 0.42% for the year ended June 30, 2022. The decrease in interest expense on these deposits was reflective of an overall decline in market rates. The average balance on these deposits decreased $16.8 million, from $192.9 million for the year ended June 30, 2021 to $176.2 million for the year ended June 30, 2022. The decrease in the average balance of certificates of deposit was reflective of normal deposit fluctuation.

Interest expense on NOW and demand deposits decreased by $9 thousand to $107 thousand for the year ended June 30, 2022 from $116 thousand for the year ended June 30, 2021. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.13% from 0.16% offset by a $11.0 million increase in average balances. The decrease in interest expense on these deposits was reflective of an overall decline in market rates. The increase in the average balance of these deposits was reflective of normal deposit fluctuation.

Interest expense on money market deposits decreased $36 thousand as the cost of these deposits decreased five basis points from 0.19% for the year ended June 30, 2021 to 0.14% for the year ended June 30, 2022. The average balance of money market deposits increased from $84.2 million to $87.1 million for the same period. The decrease in interest expense on these deposits was reflective of an overall decline in market rates. The increase in the average balance of these deposits was reflective of normal deposit fluctuation.

Interest expense on regular savings decreased by $15 thousand to $35 thousand for the year ended June 30, 2022 from $50 thousand for the year ended June 30, 2021. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.07% from 0.13% offset by a $9.3 million increase in average balances. The decrease in interest expense on these deposits was reflective of an overall decline in market rates. The increase in the average balance of these deposits was reflective of normal deposit fluctuation.

Interest expense for other borrowings increased by $7 thousand, or 9.0%, to $85 thousand for the year ended June 30, 2022 from $78 thousand for the year ended June 30, 2021. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. Average other borrowings were $7.6 million for the year ended June 30, 2022 compared to $6.1 million for the year ended June 30, 2021. The average rate decreased 17 basis points, to 1.11% from 1.28% for the years ended June 30, 2022 and 2021, respectively, primarily due to a shift in the average duration of the borrowings portfolio.

Net Interest Income. Net interest income increased by $491 thousand, or 3.3%, to $15.3 million for the year ended June 30, 2022 compared to $14.8 million for fiscal 2021. Net interest margin for the year ended June 30, 2022 was 3.03%, down one basis point from 3.04% for the year ended June 30, 2021. The decrease in cost of interest bearing liabilities was more significant than the decrease in the yield on earning assets to contribute to the increase in the net interest margin for the year ended June 30, 2022.

Provision for Loan Losses. We did not record a provision for loan losses for the year ended June 30, 2022 or for the year ended June 30, 2021. There were no charge-offs for the year ended June 30, 2022. Net charge-offs for the year ended June 30, 2021 were $7 thousand. The lack of provision is primarily due to a modest increase in the loan portfolio balance offset by improved loss factors for the year ended June 30, 2022.

Our total allowance for loan losses was $1.3 million, or 0.39%, of total gross loans as of June 30, 2022 and as of June 30, 2021. There were no specifically identified impaired loans at June 30, 2022 or June 30, 2021. Total loans individually evaluated for impairment decreased $285 thousand, or 16.7%, to $1.4 million at June 30, 2022 compared to $1.7 million at June 30, 2021.

We used the same overall methodology in assessing the allowances for both periods. Our allowance reflects a general valuation component of $1.3 million as of June 30, 2022 and June 30, 2021, with no specific component for loans determined to be impaired based upon analysis of certain individual loans determined to be impaired for the periods ended June 30, 2022 and June 30, 2021. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended June 30, 2022 and 2021.

Noninterest Income. For the year ended June 30, 2022, noninterest income decreased $378 thousand, or 18.9%, to $1.6 million. Gains on the sale of mortgage loans, which totaled $203 thousand for the year ended June 30, 2022, decreased $68 thousand compared to $271 thousand for the year ended June 30, 2021. The decrease is primarily due to reduced demand for our secondary market loan products in the later part of fiscal 2022. The change in fair value of equity securities totaled a negative $83 thousand for the year ended June 30, 2022 compared to a negative $61 thousand for the year ended June 30, 2021. Mortgage servicing income totaled $113 thousand for the year ended June 30, 2022 compared to $148 thousand for the year ended June 30, 2021. The mortgage servicing income is reducing due to the decreasing size of the loan servicing portfolio. Gains on the sale of securities totaled $222 thousand for the year ended June 30, 2021. There were no sales for the year ended June 30, 2022. Gains or losses on the sale of securities are largely market driven. Securities were sold in the prior the year to realize market gains and adjust the investment portfolio so that funds could be more beneficially used to yield higher net earnings going forward. Gains on the disposition of purchase credit impaired loans, which totaled $70 thousand for the year ended June 30, 2022, decreased $125 thousand compared to $195 thousand for the year ended June 30, 2021. We did not have the same opportunities for gains on the disposition of purchase credit impaired loans in the year ending June 30, 2022 as we did in the year ending June 30, 2021. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense increased $170 thousand, or 1.5%, to $11.9 million for the year ended June 30, 2022 from $11.7 million for the year ended June 30, 2021. Salaries and employee benefits increased by $108 thousand, or 1.6%, to $6.8 million for the year ended June 30, 2022 from $6.7 million for the year ended June 30, 2021 due to routine increases. Occupancy and equipment expenses increased by $151 thousand, or 8.5% to $1.9 million for the year ended June 30, 2022 from $1.8 million for the year ended June 30, 2021 due to normal periodic fluctuations. Data processing increased $55 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fee expenses decreased by $49 thousand, or 9.3% to $478 thousand for the year ended June 30, 2022 from $527 thousand for the year ended June 30, 2021 primarily due to reduced audit and legal expenses. For the year ended June 30, 2022, we recognized income for the increase in value of the loan servicing asset of $40 thousand compared to an expense of $153 thousand for the year ended June 30, 2021. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. These servicing rights are then measured at each reporting date and changes are recorded as “change in loan servicing asset” on the consolidated statements of income and comprehensive income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Income tax expense decreased $91 thousand, or 8.6%, to $973 thousand for the year ended June 30, 2022 from $1.1 million for the year ended June 30, 2021. The decrease was primarily due to a decrease of pre-tax net income. Our effective income tax rate was 19.2% and 20.7% for the years ended June 30, 2022 and 2021, respectively.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income. Yields and costs set forth below have not been adjusted to reflect a tax-equivalent basis, as such adjustment would be immaterial. Loan fees included in the calculations below are $969 thousand and $947 thousand for the years ended June 30, 2022 and June 30, 2021, respectively.

	For the Year Ended June 30,
	2022				2021
	Average Balance		Interest and Dividends (1)	Yield/ Cost	Average Balance		Interest and Dividends (1)	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$338,452		$14,019	4.14%	$349,085		$15,019	4.30%
Investment securities	143,588		2,011	1.40	92,294		1,184	1.28
Investment securities, tax-free	14,793		339	2.29	15,627		354	2.27
Interest bearing deposits in other banks	9,012		18	0.20	29,903		72	0.24
Federal Funds Sold	43		0	0.20	48		0	0.07
Other interest-earning assets	1,127		38	3.37	1,233		39	3.16
Total interest-earning assets	507,015		16,425	3.24	488,190		16,668	3.41
Noninterest-earning assets	34,983				38,636
Total assets	$541,998				$526,826

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$82,872		$107	0.13%	$71,825		$116	0.16%
Money market deposits	87,052		122	0.14	84,192		158	0.19
Regular savings	47,501		35	0.07	38,207		50	0.13
Certificates of deposit	176,150		738	0.42	192,942		1,419	0.74
Total interest-bearing deposits	393,575		1,002	0.25	387,166		1,743	0.45
Federal Funds Purchased	183		2	1.02	2		0	0.21
Short Term FHLB Borrowings	3,311		19	0.57	1,096		2	0.16
Long Term FHLB Borrowings	4,136		64	1.55	5,006		76	1.28
Total interest-bearing liabilities	401,205		1,087	0.27	393,270		1,821	0.46
Noninterest bearing deposits	55,077				45,232
Other noninterest-bearing liabilities	918				1,286
Total liabilities	457,200				439,788
Equity	84,798				87,038
Total liabilities and equity	$541,998				$526,826

Net interest income			$15,338				$14,847
Interest rate spread				2.97%				2.95%
Net interest margin				3.03%				3.04%
Average interest-earning assets to average interest-bearing liabilities	1.26	x			1.24	x

(1) - Categories that show zero are below $1 thousand.

Rate/Volume Analysis

The following tables present the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate. There are no out-of-period items or adjustments to exclude from these tables.

	Year Ended
	June 30, 2022 Compared to 2021
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$(450)	$(550)	$(1,000)
Investment securities	746	66	812
Interest bearing deposits in other banks	(44)	(10)	(54)
Federal Funds Sold	—	—	—
Other interest-earning assets	(5)	4	(1)
Total	247	(490)	(243)

Interest expense:
Deposits	29	(770)	(741)
Federal Funds Purchased	2	—	2
Short Term FHLB Borrowings	7	10	17
Long Term FHLB Borrowings	53	(65)	(12)
Total	91	(825)	(734)
Increase (decrease) in net interest income	$156	$335	$491

Selected Financial Data

	At or For the Year Ended June 30,
	2022	2021
	(Dollars in thousands)
Financial condition data:
Total assets	$544,792	$543,716
Investment securities	151,299	139,061
Loans receivable, net	343,773	337,750
Deposits	459,682	439,930
Total equity	75,257	88,100

Operating data:
Interest and dividend income	$16,425	$16,668
Interest expense	1,087	1,821
Net interest income	15,338	14,847
Provision for loan losses	—	—
Noninterest income	1,625	2,003
Noninterest expenses	11,891	11,721
Income before income taxes	5,072	5,129
Income taxes	973	1,064
Net income	$4,099	$4,065

Basic net income per share	$0.73	$0.73
Diluted net income per share	$0.72	$0.72

	For the Years Ended June 30,
	2022		2021
Performance ratios:
Return on average assets	0.76%		0.77%
Return on average equity	4.83		4.67
Interest rate spread(1)	2.97		2.95
Net interest margin(2)	3.03		3.04
Noninterest expense to average assets	2.19		2.22
Efficiency ratio(3)	70.10		70.49
Average interest-earning assets to average interest-bearing liabilities	1.26	x	1.24	x
End of year equity to average assets	13.89%		16.72%
Average equity to average assets	15.65		16.52

Capital ratios:
Total capital to risk weighted assets	30.95%		30.55%
Common equity tier 1 capital to risk weighted assets	30.47		30.05
Tier I capital to risk weighted assets	30.47		30.05
Tier I capital to adjusted total assets	15.40		14.98

Asset quality ratios:
Allowance for loan losses as a percentage of total loans	0.39%		0.39%
Allowance for loan losses as a percentage of nonperforming loans	64.16		48.15
Allowance for loan losses as a percentage of nonperforming assets	64.16		48.15
Net charge-offs to average outstanding loans during the period	0.00		0.00
Nonperforming loans as a percentage of total loans	0.60		0.82
Nonperforming assets as a percentage of total assets	0.38		0.51
Nonperforming assets as a percentage of loans and real estate owned	0.60		0.82

Other:
Number of full-service branch offices	8		8

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.

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

An important measure of interest rate risk is the amount by which the net present value (“NPV”) of an institution’s cash flows from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have prepared an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes to the economic value of our equity as of June 30, 2022 in the event of designated changes in the United States treasury yield curve. At June 30, 2022, our NPV exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage Total of Market Value of Assets
	(Dollars in thousands)
Up 300 basis points	$83,022	$(22,458)	(21.29)%	(4.25)%
Up 200 basis points	93,704	(11,776)	(11.16)	(2.23)
Up 100 basis points	101,201	(4,279)	(4.06)	(0.81)
Base	105,480	—	—	—
Down 100 basis points	104,541	(939)	(0.89)	(0.18)
Down 200 basis points	98,603	(6,877)	(6.52)	(1.30)

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

Our cash flows are derived from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $5.7 million for the year ended June 30, 2022 and $4.9 million for the year ended June 30, 2021. Net cash flows used in investing activities were $37.5 million for the year ended June 30, 2022 and $34.3 million for the year ended June 30, 2021. Net cash flows provided by financing activities were $10.9 million for the year ended June 30, 2022 and $25.4 million for the year ended June 30, 2021.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2022 and 2021, cash and short-term investments totaled $9.7 million and $30.6 million, respectively. We may also utilize as sources of funds the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings.

At June 30, 2022 and 2021, we had outstanding commitments to originate loans of $10.0 million and $13.8 million, respectively. We had $80.1 million in unfunded commitments under lines of credit at June 30, 2022 and $45.3 million in unfunded commitments under lines of credit at June 30, 2021. We anticipate that we will have sufficient funds available to meet our current loan commitments. In recent periods, loan commitments have been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2022 totaled $139.7 million. Management believes based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs. Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and federal funds sold. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB. At June 30, 2022, we had a remaining available borrowing limit of $126.3 million in advances from the FHLB.

Our liquidity monitoring process is designed to contend with changing economic situations, which would include the current COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures as a result of COVID-19.

We are subject to various regulatory capital requirements and at June 30, 2022, we were in compliance with all applicable capital requirements. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 11 of the Notes to our Consolidated Financial Statements.

Common Stock Dividend Policy. The Company paid a quarterly $0.10 per share dividend on August 19, 2021, November 24, 2021, February 24, 2022, and May 26, 2022 for a total of $2.2 million in dividends paid during the year ended June 30, 2022. On July 28, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock payable to stockholders of record as of August 11, 2022, which was paid on August 25, 2022.

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

For the fiscal year ended June 30, 2022, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Oconee Federal Financial Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oconee Federal Financial Corp. and Subsidiary (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Note 4 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $345.1 million and related allowance for loan losses of $1.3 million as of June 30, 2022. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

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

Greenville, South Carolina

September 20, 2022

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2022 AND 2021

(Amounts in thousands, except share and per share data)

	June 30, 2022	June 30, 2021
ASSETS
Cash and due from banks	$2,327	$9,026
Interest-earning deposits	7,406	21,575
Fed funds sold	—	48
Total cash and cash equivalents	9,733	30,649
Securities available-for-sale	151,299	139,061
Loans	345,112	339,089
Allowance for loan losses	(1,339)	(1,339)
Net loans	343,773	337,750
Loans held for sale, at fair value	152	164
Premises and equipment, net	8,579	8,972
Accrued interest receivable
Loans	944	939
Investments	468	437
Restricted equity securities, at cost	1,189	1,408
Bank owned life insurance	20,398	19,937
Goodwill	2,593	2,593
Core deposit intangible	74	134
Loan servicing rights	345	305
Deferred tax assets	4,678	787
Other assets	567	580
Total assets	$544,792	$543,716

LIABILITIES
Deposits
Noninterest - bearing	$60,697	$53,250
Interest - bearing	398,985	386,680
Total deposits	459,682	439,930
Federal Home Loan Bank advances	9,000	15,000
Accrued interest payable and other liabilities	853	686
Total liabilities	469,535	455,616

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,605,109 and 6,563,409 shares outstanding, respectively	66	66
Treasury stock, at par, 997,380 and 970,274 shares, respectively	(10)	(10)
Additional paid-in capital	6,055	6,400
Retained earnings	82,790	80,915
Accumulated other comprehensive (loss)/income	(13,588)	941
Unearned ESOP shares	(56)	(212)
Total shareholders’ equity	75,257	88,100
Total liabilities and shareholders’ equity	$544,792	$543,716

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS)/INCOME

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Amounts in thousands, except share and per share data)

	Years Ended
	June 30, 2022	June 30, 2021
Interest and dividend income:
Loans, including fees	$14,019	$15,019
Securities, taxable	2,011	1,184
Securities, tax-exempt	339	354
Other interest-earning assets	56	111
Total interest income	16,425	16,668

Interest expense:
Deposits	1,002	1,743
Other borrowings	85	78
Total interest expense	1,087	1,821

Net interest income	15,338	14,847

Provision for loan losses	—	—

Net interest income after provision for loan losses	15,338	14,847

Noninterest income:
Service charges on deposit accounts	402	342
Income on bank owned life insurance	461	456
Mortgage servicing income	113	148
Gain on sale of mortgage loans	203	271
ATM & debit card income	443	419
Change in fair value of equity securities, net	(83)	(61)
Gain on sale of securities, net	—	222
Gain on payoff of purchase credit impaired loans	70	195
Other	16	11
Total noninterest income	1,625	2,003

Noninterest expense:
Salaries and employee benefits	6,775	6,667
Occupancy and equipment	1,929	1,778
Data processing	1,033	978
ATM & debit card expense	350	313
Professional and supervisory fees	478	527
Office expense	171	219
Advertising	262	210
FDIC deposit insurance	141	123
Foreclosed assets, net	(1)	6
Change in loan servicing asset	(40)	153
Other	793	747
Total noninterest expense	11,891	11,721

Income before income taxes	5,072	5,129
Income tax expense	973	1,064

Net income	$4,099	$4,065

Other comprehensive (loss)/income
Unrealized losses on securities available-for-sale	$(18,392)	$(1,427)
Tax effect	3,863	300
Reclassification adjustment for gains realized in net income	—	(222)
Tax effect	—	47
Total other comprehensive loss	(14,529)	(1,302)
Comprehensive (loss)/income	$(10,430)	$2,763

Basic net income per share: (Note 3)	$0.73	$0.73
Diluted net income per share: (Note 3)	$0.73	$0.72
Dividends declared per share:	$0.40	$0.40

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Amounts in thousands, except share and per share data)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total

Balance at June 30, 2020	$65	$(9)	$7,342	$79,071	$2,243	$(407)	$88,305
Net income	—	—	—	4,065	—	—	4,065
Other comprehensive loss	—	—	—	—	(1,302)	—	(1,302)
Purchase of 45,656 shares of treasury stock(1)	—	(1)	(1,231)	—	—	—	(1,232)
Stock-based compensation expense	—	—	75	—	—	—	75
Common Stock Issued	1	—	5	—	—	—	6
Dividends (2)	—	—	21	(2,221)	—	—	(2,200)
ESOP shares earned	—	—	188	—	—	195	383
Balance at June 30, 2021	$66	$(10)	$6,400	$80,915	$941	$(212)	$88,100

Balance at June 30, 2021	$66	$(10)	$6,400	$80,915	$941	$(212)	$88,100
Net income	—	—	—	4,099	—	—	4,099
Other comprehensive loss	—	—	—	—	(14,529)	—	(14,529)
Purchase of 27,106 shares of treasury stock(3)	—	—	(658)	—	—	—	(658)
Stock-based compensation expense	—	—	103	—	—	—	103
Dividends (4)	—	—	12	(2,224)	—	—	(2,212)
ESOP shares earned	—	—	198	—	—	156	354
Balance at June 30, 2022	$66	$(10)	$6,055	$82,790	$(13,588)	$(56)	$75,257

(1)	The weighted average cost of treasury shares purchased during the year was $25.36 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	Approximately $77 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,000 additional shares. The portion of the dividend paid on allocated shares of approximately $56 and resulting release of approximately 5,100 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $21 and resulting release of approximately 1,900 shares was accounted for as additional compensation expense for the year ended June 30, 2021.

(3)	The weighted average cost of treasury shares purchased during the year was $23.35 per share. Treasury stock repurchases were accounted for using the par value method.

(4)	Approximately $75 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 6,900 additional shares. The portion of the dividend paid on allocated shares of approximately $63 and resulting release of approximately 5,800 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $12 and resulting release of approximately 1,100 shares was accounted for as additional compensation expense for the year ended June 30, 2022.

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Amounts in thousands, except share and per share data)

	Years Ended
	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities
Net income	$4,099	$4,065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for real estate owned	—	21
Depreciation and amortization, net	1,645	1,913
Net accretion of purchase accounting adjustments	(132)	(211)
Deferred income tax benefit	(29)	(85)
Net gain on sale of real estate owned	—	(26)
Change in loan servicing asset	(40)	153
Net gain on sales of securities	—	(222)
Mortgage loans originated for sale	(10,244)	(16,964)
Mortgage loans sold	10,459	17,163
Gain on sales of mortgage loans	(203)	(271)
Change in fair value of equity securities	83	61
Increase in cash surrender value of bank owned life insurance	(461)	(455)
Gain on payoff of purchased credit impaired loans	(70)	(195)
ESOP shares earned	354	383
Stock based compensation expense	103	75
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	(23)	21
Accrued interest payable and other liabilities	167	(499)
Net cash provided by operating activities	5,708	4,927

Cash Flows From Investing Activities
Purchases of premises and equipment	(214)	(258)
Purchases of securities available-for-sale	(61,160)	(89,175)
Proceeds from maturities, paydowns and calls of securities available-for-sale	29,470	27,247
Proceeds from sales of securities available-for-sale	—	10,932
Sales of restricted equity securities	375	191
Purchases of restricted equity securities	(156)	(350)
Proceeds from sale of real estate owned	—	216
Loan originations and repayments, net	(5,821)	16,925
Net cash used in investing activities	(37,506)	(34,272)

Cash Flows from Financing Activities
Net change in deposits	19,752	18,838
Proceeds from notes payable to FHLB	4,000	10,000
Repayment of notes payable to FHLB	(10,000)	—
Dividends paid	(2,212)	(2,200)
Purchase of treasury stock	(658)	(1,232)
Proceeds from sale of common stock, net of issuance costs	—	6
Net cash provided by financing activities	10,882	25,412

Change in cash and cash equivalents	(20,916)	(3,933)
Cash and cash equivalents, beginning of period	30,649	34,582
Cash and cash equivalents, end of period	$9,733	$30,649

See accompanying notes to consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principle of Consolidation:  The consolidated financial statements of Oconee Federal Financial Corp. include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (74.26%) by Oconee Federal, MHC. These consolidated financial statements do not include the transactions and balances of Oconee Federal, MHC. The Association is a federally chartered stock savings and loan association engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans. Primarily, the Association’s business is in the Oconee County and Pickens County areas of northwestern South Carolina, and the northeast area of Georgia in Stephens County and Rabun County. The following is a description of the significant accounting policies the Company follows in preparing and presenting its consolidated financial statements.

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

As of and for the Years Ended June 30, 2022 and 2021

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

As of and for the Years Ended June 30, 2022 and 2021

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

Home Equity: The Company offers home equity loans and lines of credit secured by first or second deeds of trust on primary residences in our market area. The Company’s home equity loans and lines of credit are generally limited to an 80% loan-to-value ratio (including all prior liens). Standard residential mortgage underwriting requirements are used to evaluate these loans. The Company offers adjustable-rate and fixed-rate options for these loans with a maximum term of 10 years. The repayment terms on lines of credit are interest only monthly with principle due at maturity. Home equity loans have a more traditional repayment structure with principal and interest due monthly. The maximum term on home equity loans is 10 years with an amortization schedule not to exceed 20 years.

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

As of and for the Years Ended June 30, 2022 and 2021

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

As of and for the Years Ended June 30, 2022 and 2021

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

Within this category for the years ended June 30, 2022 and June 30, 2021 are Paycheck Protection Program (“PPP”) loans that were authorized under the CARES Act. PPP loans are originated by the Association, are 100% guaranteed by the Small Business Administration (“SBA”) and qualify to be forgiven based on certain criteria as determined by the SBA. The Association received a fee, with the percentage depending on the size of the loan, for originating these loans and earns 1% on the outstanding balance for the term of the loans, the maximum of which is five years unless forgiven sooner by the SBA. For the years ended June 30, 2022 and June 30, 2021, $102 and $219 of PPP loan fees were recognized in income, respectively. As of June 30, 2022 all of the original $7,654 of PPP loans have been forgiven.

Consumer and Other Loans: The Company offers installment loans for various consumer purposes, including the purchase of automobiles, boats, and for other legitimate personal purposes. The maximum terms of consumer loans is generally 18 months for unsecured loans and 18 to 60 months for loans secured by a vehicle, depending on the age of the vehicle. The Company generally only extends consumer loans to existing customers or their immediate family members, and these loans generally have relatively low balances.

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

As of and for the Years Ended June 30, 2022 and 2021

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

As of and for the Years Ended June 30, 2022 and 2021

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

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards:

Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. Issued in March 2022, ASU 2022-02 provides amendments which are intended to improve the decision usefulness of information provided to investors about certain loan re-financings, restructurings, and write-offs. For the Company, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. Issued in November 2021, ASU 2021-10 requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company does not expect these amendments to have a material effect on its financial statements.

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

As of and for the Years Ended June 30, 2022 and 2021

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

As of and for the Years Ended June 30, 2022 and 2021

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

		s
	Years Ended
	June 30, 2022	June 30, 2021
Earnings per share
Net income	$4,099	$4,065
Less: distributed earnings allocated to participating securities	(4)	(6)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(3)	(4)
Net earnings available to common shareholders	$4,092	$4,055

Weighted average common shares outstanding including participating securities	5,595,451	5,601,384
Less: participating securities	(9,700)	(14,300)
Less: average unearned ESOP shares	(7,565)	(25,075)
Weighted average common shares outstanding	5,578,186	5,562,009

Basic earnings per share	$0.73	$0.73

Weighted average common shares outstanding	5,578,186	5,562,009
Add: dilutive effects of assumed exercises of stock options	4,745	49,086
Average shares and dilutive potential common shares	5,582,931	5,611,095

Diluted earnings per share	$0.73	$0.72

During the years ended June 30, 2022 and 2021, there were 21,200 shares that were considered anti-dilutive as the weighted average exercise prices of outstanding stock options were in excess of the weighted average market value for the periods presented.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at June 30, 2022 and 2021 are as follows:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$14	$34
Certificates of deposit	1,247	2	—	—	1,249
Municipal securities	16,991	3	(397)	—	16,597
CMOs	14,145	—	(1,081)	—	13,064
U.S. Government agency mortgage-backed securities	123,652	—	(14,048)	—	109,604
U.S. Treasury and Government agency bonds	12,431	—	(1,680)	—	10,751
Total available-for-sale	$168,486	$5	$(17,206)	$14	$151,299

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$97	$117
Certificates of deposit	2,244	53	—	—	2,297
Municipal securities	18,737	794	—	—	19,531
CMOs	7,468	262	(14)	—	7,716
U.S. Government agency mortgage-backed securities	95,811	916	(614)	—	96,113
U.S. Treasury and Government agency bonds	13,493	32	(238)	—	13,287
Total available-for-sale	$137,773	$2,057	$(866)	$97	$139,061

Securities pledged at June 30, 2022 and 2021 had a fair value amount of $19,322 and $22,726, respectively, and were pledged to secure public deposits and FHLB advances.

At June 30, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE (Continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and twelve months or more at June 30, 2022 and 2021. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2022
Available-for-sale:
Municipal securities	$15,027	$(397)	41	$—	$—	—	$15,027	$(397)	41
CMOs	12,174	(972)	17	889	(109)	1	13,063	(1,081)	18
U.S. Government agency mortgage-backed securities	80,288	(9,197)	69	29,188	(4,851)	22	109,476	(14,048)	91
U.S. Treasury and Government agency bonds	3,822	(403)	2	6,930	(1,277)	5	10,752	(1,680)	7
	$111,311	$(10,969)	129	$37,007	$(6,237)	28	$148,318	$(17,206)	157

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2021
Available-for-sale:
CMOs	$990	$(14)	1	$—	$—	—	$990	$(14)	1
U.S. Government agency mortgage-backed securities	51,863	(606)	25	1,101	(8)	1	52,964	(614)	26
U.S. Treasury and Government agency bonds	7,993	(238)	5	—	—	—	7,993	(238)	5
	$60,846	$(858)	31	$1,101	$(8)	1	$61,947	$(866)	32

(1)	Actual amounts.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES AVAILABLE-FOR-SALE (Continued)

None of the unrealized losses at June 30, 2022 were recognized into net income for the year ended June 30, 2022 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2021 were recognized as having OTTI during the year ended June 30, 2021.

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2022 and 2021 by contractual maturity are summarized in the following table. Mortgage-backed securities are not scheduled since expected maturities will differ from contractual maturities because borrowers have the right to prepay the obligations. FHLMC common stock is not scheduled because it has no contractual maturity date.

	June 30, 2022		June 30, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$1,247	$1,249	$3,003	$3,034
Due from one to five years	4,756	4,727	5,793	6,008
Due after five years to ten years	22,244	20,391	22,258	22,459
Due after ten years	2,422	2,230	3,420	3,614
Mortgage-backed securities, CMOs and FHLMC stock	137,817	122,702	103,299	103,946
Total available for sale	$168,486	$151,299	$137,773	$139,061

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the years ended June 30, 2022 and 2021:

	Year Ended
Available-for-sale:	June 30, 2022	June 30, 2021
Proceeds	$—	$10,932
Gross gains	—	222
Gross losses	—	—

The tax provision related to the net realized gain for the year ended June 30, 2021 was $47.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS

The components of loans at June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Real estate loans:
One-to-four family	$276,410	$268,889
Multi-family	368	649
Home equity	4,803	6,158
Nonresidential	24,629	21,868
Agricultural	2,573	2,683
Construction and land	32,836	27,002
Total real estate loans	341,619	327,249
Commercial and industrial(1)	2,313	5,871
Consumer and other loans	1,180	5,969
Total loans	$345,112	$339,089

(1)	Includes $2,677 of 100% SBA guaranteed PPP loans as of June 30, 2021. As of June 30, 2022, all PPP loans were forgiven.

The table above includes net deferred loan fees of $2,157 and $1,819 at June 30, 2022 and June 30, 2021, respectively.

The following table presents the activity in the allowance for loan losses for the year ended June 30, 2022 by portfolio segment:

Year ended June 30, 2022	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$992	$(27)	$—	$—	$965
Multi-family	4	5	—	—	9
Home equity	41	(7)	—	—	34
Nonresidential	133	25	—	—	158
Agricultural	15	—	—	—	15
Construction and land	103	29	—	—	132
Total real estate loans	1,288	25	—	—	1,313
Commercial and industrial	22	2	—	—	24
Consumer and other loans	29	(27)	—	—	2
Total loans	$1,339	$—	$—	$—	$1,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2022:

	Ending Allowance on Loans:		Loans:
At June 30, 2022	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$965	$948	$275,462
Multi-family	—	9	—	368
Home equity	—	34	—	4,803
Nonresidential	—	158	478	24,151
Agricultural	—	15	—	2,573
Construction and land	—	132	—	32,836
Total real estate loans	—	1,313	1,426	340,193
Commercial and industrial	—	24	—	2,313
Consumer and other loans	—	2	—	1,180
Total loans	$—	$1,339	$1,426	$343,686

The following table presents the activity in the allowance for loan losses for the year ended June 30, 2021 by portfolio segment:

Year ended June 30, 2021	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$1,032	$(38)	$(2)	$—	$992
Multi-family	4	—	—	—	4
Home equity	34	12	(5)	—	41
Nonresidential	75	58	—	—	133
Agricultural	4	11	—	—	15
Construction and land	105	(2)	—	—	103
Total real estate loans	1,254	41	(7)	—	1,288
Commercial and industrial	65	(43)	—	—	22
Consumer and other loans	27	2	—	—	29
Total loans	$1,346	$—	$(7)	$—	$1,339

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

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

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2022 and 2021, including the average recorded investment balance and interest earned for the years ended June 30, 2022 and 2021:

June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$952	$948	$—	$1,330	$38
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	507	478	—	239	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	1,459	1,426	—	1,569	38
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$1,459	$1,426	$—	$1,569	$38

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$1,459	$1,426	$—	$1,569	$38
Consumer and other loans	—	—	—	—	—
Total	$1,459	$1,426	$—	$1,569	$38

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

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

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS (Continued)

The following tables present the aging of past due loans as well as nonaccrual loans. Nonaccrual loans and accruing loans past due 90 days or more include both smaller balance homogenous loans and larger balance loans that are evaluated either collectively or individually for impairment.

Total past due and nonaccrual loans by portfolio segment at June 30, 2022:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$2,632	$891	$696	$4,219	$272,191	$276,410	$1,401	$—
Multi-family	—	—	208	208	160	368	208	—
Home equity	17	—	—	17	4,786	4,803	—	—
Nonresidential	82	156	—	238	24,391	24,629	478	—
Agricultural	—	—	—	—	2,573	2,573	—	—
Construction and land	436	—	—	436	32,400	32,836	—	—
Total real estate loans	3,167	1,047	904	5,118	336,501	341,619	2,087	—
Commercial and industrial	—	—	—	—	2,313	2,313	—	—
Consumer and other loans	—	—	—	—	1,180	1,180	—	—
Total	$3,167	$1,047	$904	$5,118	$339,994	$345,112	$2,087	$—

COVID-19 Loan Modifications:

As a result of disruptions in economic conditions caused by COVID-19, the financial regulators issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance provided that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” which was extended by the Consolidated Appropriations Act for the fiscal year ending September 30, 2021, provided banks the option to temporarily suspend certain requirements under ASC 340-10 troubled debt restructuring classifications for a limited period of time to account for the effects of COVID-19. The Federal Reserve and the other banking agencies and regulators also issued a joint statement encouraging banks to work prudently with borrowers and to describe the agencies’ interpretations of how accounting rules under ASC 310-40 apply to certain COVID-19 related modifications. We have not considered any of the COVID-19 related modifications we performed to be troubled debt restructurings. Included in the table above are $7,459 in loans still remaining that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there are $4,846 in one-to-four family loans, $2,246 in non-residential loans and $367 in multi-family loans. As of June 30, 2022, $6,984 of such loans were current and $475 were 30 days or more past due. As of June 30, 2022, all of the COVID-19 related modifications had returned to regular payment status.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

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

Included in the table above are $10,362 in loans that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $7,084 in one-to-four family loans, $2,881 in non-residential loans and $397 in multi-family loans. As of June 30, 2021, $9,578 were current and $784 were 30 days or more past due.

Troubled Debt Restructurings:

At June 30, 2022 and June 30, 2021, total loans that have been modified as troubled debt restructurings were $869 and $1,661, respectively, which consisted of one nonresidential real estate and two one-to-four family first lien loans at June 30, 2022 and two nonresidential real estate and three one-to-four family first lien loans at June 30, 2021. There was no specific allowance for loss established for these loans at June 30, 2022 or June 30, 2021. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. There have been no loans modified as troubled debt restructurings during the twelve months ended June 30, 2022 or the twelve months ended June 30, 2021. No loans identified as troubled debt restructurings have defaulted since restructuring. All of these loans are on nonaccrual at June 30, 2022 and June 30, 2021. At June 30, 2022 and June 30, 2021, $839 and $1,107, respectively, were individually evaluated for impairment.

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

As of and for the Years Ended June 30, 2022 and 2021

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

Total loans by risk grade and portfolio segment at June 30, 2022:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$268,631	$2,806	$2,412	$2,561	$—	$276,410
Multi-family	160	—	—	208	—	368
Home equity	4,603	193	—	7	—	4,803
Nonresidential	23,763	—	188	678	—	24,629
Agricultural	2,573	—	—	—	—	2,573
Construction and land	32,637	166	—	33	—	32,836
Total real estate loans	332,367	3,165	2,600	3,487	—	341,619
Commercial and industrial	2,313	—	—	—	—	2,313
Consumer and other loans	1,180	—	—	—	—	1,180
Total	$335,860	$3,165	$2,600	$3,487	$—	$345,112

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

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

At June 30, 2022 and 2021, consumer mortgage loans secured by residential real estate properties totaling $137 and $157 respectively, were in formal foreclosure proceedings and are included in one-to-four family loans.

Loans to principal officers, directors, and their affiliates during the years ended June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Beginning balance	$376	$2,005
New loans	—	2,441
Sales and repayments	(8)	(4,070)
Ending balance	$368	$376

Directors and officers of the Company are customers of the institution in the ordinary course of business. In the opinion of management, these loans do not involve more than normal risk of collectability nor do they present other unfavorable features.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Land	$2,438	$2,438
Buildings and improvements	9,982	9,928
Furniture, fixtures and equipment	2,282	2,204
Computer software	227	216
	14,929	14,786
Less: accumulated depreciation	(6,350)	(5,814)
	$8,579	$8,972

Depreciation expense was $607 and $653 for the years ended June 30, 2022 and 2021, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $2,593 at June 30, 2022 and 2021, respectively. The carrying value of the core deposit intangible was $74 and $134 at June 30, 2022 and 2021, respectively.

	June 30, 2022	June 30, 2021
Core deposit intangible gross	$959	$959
Accumulated amortization	(885)	(825)
Core deposit intangible net	$74	$134

Amortization expense for the core deposit intangible for the years ended June 30, 2022 and 2021 was $60 and $77, respectively.

Estimated amortization expense for each of the next five years is as follows:

2023	$42
2024	25
2025	7
2026	—
2027	—
Total	$74

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 7—DEPOSITS

At June 30, 2022 and 2021, certificate of deposit accounts with balances over $250 totaled approximately $15,234 and $19,519, respectively.

Scheduled maturities of certificates of deposit at June 30, 2022 are as follows for each fiscal year:

2023	$139,736
2024	15,887
2025	1,839
2026	2,840
2027	2,738
$163,040

There are no certificates of deposit scheduled to mature after 2027. The Company does not accept brokered certificates of deposit.

Directors and executive officers were customers of, and had transactions with, the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $2,872 and $2,660 at June 30, 2022 and 2021, respectively.

NOTE 8 – BORROWINGS

At June 30, 2022 and 2021, advances from the Federal Home Loan Bank were as follows:

	June 30, 2022
	Balance	Stated Interest Rate
FHLB advances due September 2022 through January 2025	$9,000	1.40% - 2.05%
Total	$9,000

	June 30, 2021
	Balance	Stated Interest Rate
FHLB advances due September 2021 through January 2025	$15,000	0.16% - 1.59%
Total	$15,000

The weighted average interest rate of all outstanding FHLB advances was 1.74% and 0.61% on June 30, 2022 and June 30, 2021, respectively. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $14,779 of investment securities at June 30, 2022. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $135,287 at June 30, 2022.

Payments over the next five years are as follows:

2022	$4,000
2023	$2,500
2025	$2,500

There were no overnight borrowings at June 30, 2022 or June 30, 2021.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES

Income tax expense for the years ended June 30, 2022 and 2021 was as follows:

	June 30, 2022	June 30, 2021
Current federal expense	$723	$724
Current state expense	222	264
Deferred federal expense	21	54
Deferred state expense	7	22
Total	$973	$1,064

Temporary differences between tax and financial reporting that result in net deferred tax assets are as follows at June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Deferred tax assets:
Fair value adjustments from acquisition	$47	$82
Allowance for loan losses	345	345
Deferred loan fees, net	533	442
Deferred compensation	76	91
Acquired net operating loss (“NOL”)	52	56
Equity compensation plans	33	35
Prepaid expenses	54	55
Accrued compensation	79	89
Securities available-for-sale	3,613	—
Other	3	—
Total deferred tax assets	4,835	1,195

Deferred tax liabilities:
Securities available-for-sale	—	(249)
Fixed assets	(109)	(85)
FHLB stock dividends	(48)	(48)
Other	—	(26)
Total deferred tax liabilities	(157)	(408)
Net deferred tax asset	$4,678	$787

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES (Continued)

A net operating loss (“NOL”) of $403 was acquired in the Stephens Federal Bank acquisition in 2014. At June 30, 2022 and 2021, the NOL remaining totaled $246 and $267, respectively, with a deferred tax asset of $52 and $56, respectively. The NOL will expire on June 30, 2034. The realization of the deferred tax asset resulting from the NOL is dependent upon generating sufficient taxable income prior to the NOL’s expiration. In assessing the realizability of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax asset would not be realized. Based on the Company’s current and expected future financial performance as well as strong asset quality, management determined that no valuation allowance was necessary at June 30, 2022.

Retained earnings as of June 30, 2022 and 2021 includes approximately $5,284 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

A reconciliation of the amount computed by applying the federal statutory rate to pretax income with income tax expense for the years ended June 30, 2022 and 2021 is as follows:

	June 30, 2022		June 30, 2021
	Amount	%	Amount	%
Tax at statutory federal income tax rate	$1,065	21.00%	$1,077	21.00%
Increase (decrease) resulting from:
State income tax expense	222	4.37	264	5.14
Life insurance benefits	(97)	(1.91)	(96)	(1.87)
Tax exempt interest income	(71)	(1.40)	(74)	(1.44)
Other—net	(146)	(2.88)	(107)	(2.09)
Total	$973	19.18%	$1,064	20.74%

The Company has no current uncertain tax positions in place. No amounts were accrued for penalties or interest as of June 30, 2022 and 2021. The Company is subject to U.S. federal income tax as well as income tax of the states of South Carolina and Georgia. The Company is no longer subject to examination by taxing authorities for tax years ending before 2019.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 10—COMMITMENTS (Continued)

The contractual amount of financial instruments with off-balance-sheet risk at June 30, 2022 and 2021 was as follows:

	June 30, 2022		June 30, 2021
	Fixed	Variable	Fixed	Variable
Loan commitments	$8,861	$1,168	$11,408	$2,383
Unused lines of credit	$46,169	$33,937	$13,555	$31,758

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are primarily for the purpose of financing the purchase, the refinance, or the construction of residential real estate. At June 30, 2022, these commitments have interest rates ranging from 2.00% to 18.00% and maturities ranging from one to 30 years.

Financial instruments with off-balance-sheet risk: The Company has no additional financial instruments with off-balance-sheet risk.

NOTE 11—REGULATORY CAPITAL REQUIREMENTS

Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of June 30, 2022, the Association met all capital adequacy requirements to which it is subject. Savings and loan holding companies of a certain size became subject to capital requirements on January 1, 2015.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022 and 2021, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association’s category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Association to maintain minimum amounts and ratios of total, Tier 1 capital and Common Equity Tier 1 capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net realized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that, as of June 30, 2022 and 2021, the Company and the Association met all capital adequacy requirements to which they are subject.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 11—REGULATORY CAPITAL REQUIREMENTS (Continued)

The Association’s actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets	$86,705	30.95%	$29,418	10.50%	$28,017	10.00%
Common equity tier 1 capital to risk weighted assets	85,366	30.47	19,612	7.00	18,211	6.50
Tier 1 (core) capital to risk weighted assets	85,366	30.47	23,815	8.50	22,414	8.00
Tier 1 (core) capital to average assets	85,366	15.40	22,178	4.00	27,723	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets	$81,886	30.55%	$28,142	10.50%	$26,802	10.00%
Common equity tier 1 capital to risk weighted assets	80,547	30.05	18,761	7.00	17,421	6.50
Tier 1 (core) capital to risk weighted assets	80,547	30.05	22,781	8.50	21,441	8.00
Tier 1 (core) capital to average assets	80,547	14.98	21,504	4.00	26,880	5.00

The June 30, 2022 and 2021 Total Risk Weighted Assets Capital Ratios, Common Equity Tier 1 Ratios, and the Tier 1 to Risk Weighted Assets Capital Ratios displayed above under the heading “For Capital Adequacy Purposes” include conservation buffers of 2.50%.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes this test is met.

Dividend Restrictions—The Company’s principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year without prior approval is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. The Association has paid no dividends during 2022 and, as of June 30, 2022 could, without prior approval, but with regulatory notice, declare dividends of approximately $1,858 (based on calendar year net income through June 30, 2022).

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

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

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no impaired loans with specific allocations at June 30, 2022 or 2021.

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

As of and for the Years Ended June 30, 2022 and 2021

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

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and 2021 are summarized below:

	Fair Value Measurements
	June 30, 2022		June 30, 2021
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$34	$—	$117	$—
Certificates of deposit	1,249	—	2,297	—
Municipal securities	16,597	—	19,531	—
CMOs	13,064	—	7,716	—
U.S. Government agency mortgage-backed securities	109,604	—	96,113	—
U.S. Treasury and Government agency bonds	10,751	—	13,287	—
Total securities available-for-sale	151,299	—	139,061	—
Loan servicing rights	—	345	—	305
Total financial assets	$151,299	$345	$139,061	$305

There are no liabilities measured at fair value on a recurring basis.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs Level 3 for the years ended June 30, 2022 and 2021:

	Fair Value Measurements
	(Level 3)
	Year Ended
	June 30, 2022	June 30, 2021
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$305	$458
Unrealized net gains/(losses) included in net income	40	(153)
Balance at end of period:	$345	$305

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

There are no assets measured at fair value on a non-recurring basis at June 30, 2022 and 2021.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at June 30, 2022 and 2021:

	Level 3 Quantitative Information
	June 30, 2022 Fair Value	June 30, 2021 Fair Value	Valuation Technique	Unobservable Inputs	Range
Loan servicing rights	$345	$305	Discounted cash flows	Discount rate, estimated timing of cash flows	8.50% to 10.88%

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at June 30, 2022 and 2021 are summarized below:

	June 30, 2022
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$151,299	$—	$151,299	$—	$151,299
Loans, net(1)	343,773	—	—	325,859	325,859
Loans held for sale(2)	152	—	—	152	152
Loan servicing rights	345	—	—	345	345
Restricted equity securities	1,189	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$459,682	$—	$454,970	$—	$454,970
Fed Funds Purchased	—	—	—	—	—
FHLB Advances	9,000	—	8,868	—	8,868

	June 30, 2021
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$139,061	$—	$139,061	$—	$139,061
Loans, net(1)	337,750	—	—	339,762	339,762
Loans held for sale(2)	164	—	—	164	164
Loan servicing rights	305	—	—	305	305
Restricted equity securities	1,408	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$439,930	$—	$438,491	$—	$438,491
Fed Funds Purchased	—	—	—	—	—
FHLB Advances	15,000	—	15,087	—	15,087

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2022 and 2021 was measured using an exit price notion.

(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company has deferred compensation agreements with certain of its directors whereby director fees are withheld to fund insurance contracts from which the funds will ultimately be disbursed. These agreements require the Company to make payments to such directors beginning at the age set forth in the agreement or upon death of the director if prior to the minimum age requirement. The directors vest ratably over periods established in the agreements. Interest on the liabilities is charged to earnings based on imputed interest rates established at the beginning of each agreement, which range from 6.69% to 8.50% at both June 30, 2022 and 2021, respectively. The total expense incurred under these plans for the years ended June 30, 2022 and 2021 was $34 and $39, respectively. The recorded liability for these agreements was $294 and $354 at June 30, 2022 and 2021, respectively, and is included in other accrued liabilities in the consolidated balance sheet.

To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

The Company has the option of making an annual contribution to a profit-sharing plan for all full-time employees over the age of 21 having completed one year of service. The Company has exercised this option in 2022 and 2021, and as such, total expense under the profit sharing plan for each of the years ended June 30, 2022 and 2021 was $168 and $159, respectively.

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

Participants receive the shares at the end of employment. Each participant vests at a rate of 20% per year. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2022 or 2021. ESOP compensation expense recognized for the years ended June 30, 2022 and 2021 was $316 and $347, respectively.

Shares held by the ESOP at June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Committed to be released to participants	5,355	10,202
Allocated to participants	165,060	161,206
Unearned	3,514	11,616
Total ESOP shares	173,929	183,024

Fair value of unearned shares	$76	$272

NOTE 15—STOCK BASED COMPENSATION

On April 5, 2012, the shareholders of Oconee Federal Financial Corp. approved the Oconee Federal Financial Corp. 2012 Equity Incentive Plan (the “Plan”) for employees and directors of the Company. The Plan authorizes the issuance of up to 435,472 shares of the Company’s common stock, with no more than 124,420 of shares as restricted stock awards and 311,052 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted. The Plan shall remain in effect as long as any awards or options are outstanding. However, the ability to grant awards or options ceased as of April 5, 2022.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

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

The following table summarizes stock option activity for the year ended June 30, 2022:

	Options	Weighted-Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding - June 30, 2021	131,901	$15.70
Granted	—	—
Exercised	(82,001)	11.58
Forfeited	—	—
Outstanding - June 30, 2022	49,900	$22.48	$—
Fully vested and exercisable at June 30, 2022	36,100	$21.50	$6
Expected to vest in future periods	13,800
Fully vested and expected to vest - June 30, 2022	49,900	$22.48	$—

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $21.66 per share on June 30, 2022.

The following table summarizes stock option activity for the year ended June 30, 2021:

	Options	Weighted-Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding - June 30, 2020	164,319	$14.18
Granted	10,000	23.16
Exercised	(42,418)	11.58
Forfeited	—	—
Outstanding - June 30, 2021	131,901	$15.70	$1,013
Fully vested and exercisable at June 30, 2021	112,401	$14.15	$1,037
Expected to vest in future periods	19,500
Fully vested and expected to vest - June 30, 2021	131,901	$15.70	$1,013

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $23.38 per share on June 30, 2021.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 15—STOCK BASED COMPENSATION (Continued)

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 5,218 and 5,429 options that were earned during the years ended June 30, 2022 and 2021, respectively. Stock-based compensation expense for stock options for the years ended June 30, 2022 and 2021 was $20 and $19, respectively. Total unrecognized compensation cost related to stock options was $50 at June 30, 2022 and is expected to be recognized over a weighted-average period of 3.2 years.

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

Fiscal Years Granted
2021
Risk-free interest rate	1.33%
Expected dividend yield	1.73%
Expected stock volatility	15.92%
Expected life (years)	8
Fair value	$3.34

The following table summarizes non-vested restricted stock activity for the years ended June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021
Balance - beginning of year	14,300	5,800
Granted	—	11,750
Forfeited	—	—
Vested	(4,600)	(3,250)
Balance - end of period	9,700	14,300
Weighted average grant date fair value	$22.97	$22.50

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted on June 21, 2021 was $23.16 per share or $266. There was no restricted stock granted during fiscal 2022. Total shares of restricted stock granted under the Plan is 131,044 of which 9,700 remain unvested at June 30, 2022. The weighted-average grant date fair value of all shares granted is $14.09 per share. Stock-based compensation expense for restricted stock included in noninterest expense for the years ended June 30, 2022 and 2021 was $83 and $55, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $218 and is expected to be recognized over a weighted-average period of 3.8 years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 16—LOAN SERVICING RIGHTS

Mortgage loans serviced for others are not reported as assets; however, the underlying mortgage servicing rights associated with servicing these mortgage loans serviced for others is recorded as an asset in the consolidated balance sheet. The principal balances of those loans were $39,476 and $52,199 at June 30, 2022 and 2021, respectively.

Custodial escrow balances maintained in connection with serviced loans were $453 and $559 at June 30, 2022 and 2021, respectively.

Activity for loan servicing rights for the year ended June 30, 2022 and 2021 is as follows:

	Year Ended
	June 30, 2022	June 30, 2021
Loan servicing rights:
Beginning of period:	$305	$458
Change in fair value	40	(153)
End of period:	$345	$305

Fair value at June 30, 2022 was determined using a discount rate of 10.88%, prepayment speed assumptions ranging from 6.14% to 59.05% Conditional Prepayment Rate (“CPR”) depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.03%. Fair value at June 30, 2021 was determined using a discount rate of 8.50%, prepayment speed assumptions ranging from 10.97% to 22.14% CPR depending on the loans coupon, term and seasoning, and a weighted average default rate of 0.13%.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended June 30, 2022 and 2021 is as follows:

	June 30, 2022	June 30, 2021
Cash paid during the period for:
Interest paid	$1,085	$1,819
Income taxes paid	$885	$1,327
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$—	$52
Change in unrealized gain/loss on securities available-for-sale	$(18,392)	$(1,649)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

JUNE 30, 2022 AND 2021

	June 30, 2022	June 30, 2021
ASSETS
Cash and cash equivalents	$620	$3,492
ESOP loan receivable	115	329
Other	25	28
Investment in banking subsidiary	74,497	84,271
Total assets	$75,257	$88,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$—	$20
Shareholders’ equity	75,257	88,100
Total liabilities and shareholders’ equity	$75,257	$88,120

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	June 30, 2022	June 30, 2021

Interest income	$7	$18
Dividend from banking subsidiary	—	5,816
Other expenses	(228)	(439)
Income/(loss) before equity in undistributed income of subsidiary	(221)	5,395
Equity in undistributed income of subsidiary	4,274	(1,418)
Income before income taxes	4,053	3,977
Income tax benefit	(46)	(88)
Net income	$4,099	$4,065

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities
Net income	$4,099	$4,065
Adjustments to reconcile net income to net cash provided by provided by operating activities:
Change in other assets	3	254
Change in accounts payable and other liabilities	(20)	(395)
Change in undistributed income of subsidiary	(4,274)	1,418
Net cash (used)/provided by operations	(192)	5,342
Cash Flows From Investing Activities
Payments received on ESOP loans	190	148
Net cash provided by investing activities	190	148
Cash Flows from Financing Activities
Purchases of treasury shares	(658)	(1,232)
Proceeds from sale of common stock	—	6
Dividends paid	(2,212)	(2,200)
Net cash used in financing activities	(2,870)	(3,426)
Change in cash and cash equivalents	(2,872)	2,064
Cash and cash equivalents, beginning of year	3,492	1,428
Cash and cash equivalents, end of year	$620	$3,492

NOTE 19—SUBSEQUENT EVENTS

On July 28, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of the Company’s common stock payable to stockholders of record as of August 11, 2022, which was paid on August 25, 2022.

Management has reviewed events occurring through September 20, 2022, the date the financial statements were available to be issued and has identified no subsequent events that have occurred requiring disclosure other than the dividend discussed above.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

As of June 30, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of June 30, 2022 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a non-accelerated filer) to provide only management’s report in this annual report.

(c)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal I—Election of Directors—Directors,” —Executive Officers Who Are Not Directors,” “—Code of Ethics” and “—Meetings and Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Stock-Based Compensation Plans. The following table sets forth information as of June 30, 2022 about Company common stock that may be issued under the Company’s equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation
Equity compensation plans approved by security holders(1)	49,900	$22.48	—
Total	49,900	$22.48	—

(1)	These awards were granted pursuant to the Oconee Federal Financial Corp. 2012 Equity Incentive Plan.

(b)	Security Ownership of Certain Beneficial Owners. The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)	Security Ownership of Management. The information required by this item is incorporated herein by reference to the section captioned “Proposal I—Election of Directors” in the Proxy Statement.

(d)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2022 and 2021 (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2022 and 2021, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021, and (v) the Notes to the Consolidated Financial Statements.

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCONEE FEDERAL FINANCIAL CORP.

Date: September 20, 2022	By:	/s/ Robert N. McLellan, Jr.
Robert N. McLellan, Jr. Chairman of the Board (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT N. MCLELLAN, JR.	Chairman of the Board	September 20, 2022
Robert N. McLellan, Jr.

/s/ CURTIS T. EVATT	President, Chief Executive Officer, Director (Principal Executive Officer)	September 20, 2022
Curtis T. Evatt

/s/ JOHN W. HOBBS	Chief Financial Officer (Principal Financial Officer)	September 20, 2022
John W. Hobbs

/s/ HARRY B. MAYS, JR.	Director	September 20, 2022
Harry B. Mays, Jr.

/s/ W. MAURICE POORE	Director	September 20, 2022
W. Maurice Poore

/s/ CECIL T. SANDIFER, JR.	Director	September 20, 2022
Cecil T. Sandifer, Jr.