Form 10-Q
period 2022-09-30
Oconee Federal Financial Corp.
filed 2022-11-14
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

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

As of November 7, 2022, the registrant had 5,609,444 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2022 (unaudited)	June 30, 2022
ASSETS
Cash and due from banks	$3,432	$2,327
Interest-earning deposits	4,312	7,406
Fed funds sold	126	—
Total cash and cash equivalents	7,870	9,733
Securities available-for-sale	139,018	151,299
Loans	361,478	345,112
Allowance for loan losses	(1,389)	(1,339)
Net loans	360,089	343,773
Loans held for sale, at fair value	—	152
Premises and equipment, net	8,505	8,579
Real estate owned, net	106	—
Accrued interest receivable
Loans	964	944
Investments	373	468
Restricted equity securities, at cost	1,564	1,189
Bank owned life insurance	20,512	20,398
Goodwill	2,593	2,593
Core deposit intangible	61	74
Loan servicing rights	347	345
Deferred tax assets	6,489	4,678
Other assets	527	567
Total assets	$549,018	$544,792

LIABILITIES
Deposits
Noninterest - bearing	$60,239	$60,697
Interest - bearing	399,469	398,985
Total deposits	459,708	459,682
Federal Home Loan Bank advances	19,000	9,000
Accrued interest payable and other liabilities	938	853
Total liabilities	479,646	469,535

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,606,648 and 6,605,109 shares outstanding, respectively	66	66
Treasury stock, at par, 997,380 and 997,380 shares, respectively	(10)	(10)
Additional paid-in capital	6,049	6,055
Retained earnings	83,568	82,790
Accumulated other comprehensive loss	(20,274)	(13,588)
Unearned ESOP shares	(27)	(56)
Total shareholders’ equity	69,372	75,257
Total liabilities and shareholders’ equity	$549,018	$544,792

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest and dividend income:
Loans, including fees	$3,665	$3,445
Securities, taxable	758	352
Securities, tax-exempt	41	86
Other interest-earning assets	20	16
Total interest income	4,484	3,899

Interest expense:
Deposits	218	306
Other borrowings	66	23
Total interest expense	284	329

Net interest income	4,200	3,570

Provision for loan losses	50	—

Net interest income after provision for loan losses	4,150	3,570

Noninterest income:
Service charges on deposit accounts	116	100
Income on bank owned life insurance	114	113
Mortgage servicing income	26	30
Gain on sale of mortgage loans	8	106
ATM & debit card income	109	111
Change in fair value of equity securities, net	9	(50)
Loss on sale of securities, net	(84)	—
Gain on payoff of purchase credit impaired loans	189	—
Other	4	3
Total noninterest income	491	413

Noninterest expense:
Salaries and employee benefits	1,598	1,696
Occupancy and equipment	484	482
Data processing	270	252
ATM & debit card expense	91	86
Professional and supervisory fees	127	108
Office expense	45	35
Advertising	68	78
FDIC deposit insurance	35	33
Foreclosed assets, net	1	(1)
Change in loan servicing asset	(2)	14
Other	189	212
Total noninterest expense	2,906	2,995

Income before income taxes	1,735	988
Income tax expense	396	217

Net income	$1,339	$771

Other comprehensive (loss)/income
Unrealized losses on securities available-for-sale	$(8,541)	$(1,010)
Tax effect	1,789	213
Reclassification adjustment for losses realized in net income	84	—
Tax effect	(18)	—
Total other comprehensive loss	(6,686)	(797)
Comprehensive loss	$(5,347)	$(26)

Basic net income per share: (Note 3)	$0.24	$0.14
Diluted net income per share: (Note 3)	$0.24	$0.14
Dividends declared per share:	$0.10	$0.10

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the three months ended September 30, 2022 and September 30, 2021

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Total

Balance at June 30, 2021	$66	$(10)	$6,400	$80,915	$941	$(212)	$88,100
Net income	—	—	—	771	—	—	771
Other comprehensive loss	—	—	—	—	(797)	—	(797)
Purchase of 2,865 shares of treasury stock (1)	—	—	(67)	—	—	—	(67)
Stock-based compensation expense	—	—	30	—	—	—	30
Dividends	—	—	—	(559)	—	—	(559)
ESOP shares earned	—	—	38	—	—	51	89
Balance at September 30, 2021	$66	$(10)	$6,401	$81,127	$144	$(161)	$87,567

Balance at June 30, 2022	$66	$(10)	$6,055	$82,790	$(13,588)	$(56)	$75,257
Net income	—	—	—	1,339	—	—	1,339
Other comprehensive loss	—	—	—	—	(6,686)	—	(6,686)
Stock-based compensation expense	—	—	20	—	—	—	20
Dividends	—	—	13	(561)	—	—	(548)
ESOP shares earned	—	—	(39)	—	—	29	(10)
Balance at September 30, 2022	$66	$(10)	$6,049	$83,568	$(20,274)	$(27)	$69,372

(1)	The weighted average cost of treasury shares purchased during the three months ended September 30, 2021 was $23.43 per share. Treasury stock repurchases were accounted for using the par value method.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	September 30, 2022	September 30, 2021
Cash Flows From Operating Activities
Net income	$1,339	$771
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	—
Depreciation and amortization, net	264	530
Net amortization/(accretion) of purchase accounting adjustments	174	(56)
Deferred income tax benefit	(117)	(24)
Change in loan servicing asset	(2)	14
Net loss on sales of securities	84	—
Mortgage loans originated for sale	(661)	(5,109)
Mortgage loans sold	821	5,379
Gain on sales of mortgage loans	(8)	(106)
Change in fair value of equity securities	(9)	50
Increase in cash surrender value of bank owned life insurance	(114)	(113)
Gain on payoff of purchased credit impaired loans	(189)	—
ESOP shares earned	29	89
Stock based compensation expense	20	30
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	76	33
Accrued interest payable and other liabilities	85	(96)
Net cash provided by operating activities	1,842	1,392

Cash Flows From Investing Activities
Purchases of premises and equipment	(67)	(88)
Purchases of securities available-for-sale	(11,150)	(22,202)
Proceeds from maturities, paydowns and calls of securities available-for-sale	3,817	8,370
Proceeds from sales of securities available-for-sale	11,049	—
Sales of restricted equity securities	150	374
Purchases of restricted equity securities	(525)	—
Loan originations and repayments, net	(16,457)	1,254
Net cash used in investing activities	(13,183)	(12,292)

Cash Flows from Financing Activities
Net change in deposits	26	9,504
Proceeds from notes payable to FHLB	14,000	—
Repayment of notes payable to FHLB	(4,000)	(10,000)
Dividends paid	(548)	(559)
Purchase of treasury stock	—	(67)
Net cash provided/(used) by financing activities	9,478	(1,122)

Change in cash and cash equivalents	(1,863)	(12,022)

Cash and cash equivalents, beginning of period	9,733	30,649
Cash and cash equivalents, end of period	$7,870	$18,627

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES

Basis of Presentation:

The accompanying unaudited consolidated financial statements of Oconee Federal Financial Corp., which include the accounts of its wholly owned subsidiary Oconee Federal Savings and Loan Association (the “Association”) (referred to herein as “the Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation. The Company is majority owned (74.24%) by Oconee Federal, MHC. These financial statements do not include the transactions and balances of Oconee Federal, MHC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2022 and June 30, 2022 and the results of operations and cash flows for the interim periods ended September 30, 2022 and 2021. All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2023 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.

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

Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. Issued in June 2022, ASU 2022-03 provides guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and require specific disclosures related to such an equity security. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. Issued in March 2022, ASU 2022-02 provides guidance to improve the decision usefulness of information provided to investors about certain loan re-financings, restructurings, and write-offs. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. Issued in November 2021, ASU 2021-10 requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this standard on July 1, 2022. This pronouncement did not have a material effect on the financial statements.

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

ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”. Issued in November 2019, ASU 2019-10 provides guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies (such as the Company) applying standards on current expected credit losses (CECL), derivatives, hedging and leases. For the Company, the new effective date for Credit Losses (CECL) will be for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For the Company, the effective dates for Derivatives, Hedging and Leases were not deferred under this guidance.

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Issued in June 2016, ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements by running parallel loss models. In November 2019, the FASB issued guidance delaying the implementation schedule and allowing certain entities, including smaller reporting companies (such as the Company) to adopt ASU 2016-13 in fiscal years beginning after December 15, 2022, and interim periods within those years.

There have been no accounting standards that have been issued or proposed by the FASB or other standards-setting bodies during the quarter ended September 30, 2022 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of standards previously issued and not yet effective, and has no changes in its assessment since filing the Annual Report on Form 10-K.

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

	Three Months Ended
	September 30, 2022	September 30, 2021
Earnings per share
Net income	$1,339	$771
Less: distributed earnings allocated to participating securities	(1)	(1)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(1)	(1)
Net earnings available to common shareholders	$1,337	$769

Weighted average common shares outstanding including participating securities	5,608,331	5,592,583
Less: participating securities	(9,700)	(14,300)
Less: average unearned ESOP shares	(2,176)	(6,855)
Weighted average common shares outstanding	5,596,455	5,571,428

Basic earnings per share	$0.24	$0.14

Weighted average common shares outstanding	5,596,455	5,571,428
Add: dilutive effects of assumed exercises of stock options	3,502	44,960
Average shares and dilutive potential common shares	5,599,957	5,616,388

Diluted earnings per share	$0.24	$0.14

For each of the three months ended September 30, 2022 and 2021, 21,200 options were considered anti-dilutive as the exercise price was in excess of the average market price.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at September 30, 2022 and June 30, 2022 are as follows:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$23	$43
Certificates of deposit	—	—	—	—	—
Municipal securities	8,696	—	(758)	—	7,938
CMOs	13,255	—	(1,664)	—	11,591
U.S. Government agency mortgage-backed securities	130,270	—	(20,967)	—	109,303
U.S. Treasury and Government agency bonds	12,417	—	(2,274)	—	10,143
Total available-for-sale	$164,658	$—	$(25,663)	$23	$139,018

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$14	$34
Certificates of deposit	1,247	2	—	—	1,249
Municipal securities	16,991	3	(397)	—	16,597
CMOs	14,145	—	(1,081)	—	13,064
U.S. Government agency mortgage-backed securities	123,652	—	(14,048)	—	109,604
U.S. Treasury and Government agency bonds	12,431	—	(1,680)	—	10,751
Total available-for-sale	$168,486	$5	$(17,206)	$14	$151,299

Securities pledged at September 30, 2022 and June 30, 2022 had fair values of $38,337 and $19,322, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At September 30, 2022 and June 30, 2022, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at September 30, 2022 and June 30, 2022. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
September 30, 2022
Available-for-sale:
Municipal securities	$7,938	$(758)	21	$—	$—	—	$7,938	$(758)	21
CMOs	7,469	(880)	13	4,122	(784)	2	11,591	(1,664)	15
U.S. Government agency mortgage-backed securities	47,410	(5,847)	50	61,893	(15,120)	39	109,303	(20,967)	89
U.S. Treasury and Government agency bonds	1,725	(269)	1	8,418	(2,005)	6	10,143	(2,274)	7
	$64,542	$(7,754)	85	$74,433	$(17,909)	47	$138,975	$(25,663)	132

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2022
Available-for-sale:
Municipal securities	$15,027	$(397)	41	$—	$—	—	$15,027	$(397)	41
CMOs	12,174	(972)	17	889	(109)	1	13,063	(1,081)	18
U.S. Government agency mortgage-backed securities	80,288	(9,197)	69	29,188	(4,851)	22	109,476	(14,048)	91
U.S. Treasury and Government agency bonds	3,822	(403)	2	6,930	(1,277)	5	10,752	(1,680)	7
	$111,311	$(10,969)	129	$37,007	$(6,237)	28	$148,318	$(17,206)	157

(1)	Actual amounts.

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

None of the unrealized losses at September 30, 2022 were recognized into net income for the three months ended September 30, 2022 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2022 were recognized as having OTTI during the year ended June 30, 2022.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2022 and June 30, 2022 by contractual maturity.

	September 30, 2022		June 30, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$—	$—	$1,247	$1,249
Due from one to five years	1,448	1,377	4,756	4,727
Due after five years to ten years	17,974	15,296	22,244	20,391
Due after ten years	1,691	1,408	2,422	2,230
Mortgage-backed securities, CMOs and FHLMC stock(1)	143,545	120,937	137,817	122,702
Total available for sale	$164,658	$139,018	$168,486	$151,299

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. Federal Home Loan Mortgage Corporation (“FHLMC”) common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three months ended September 30, 2022 and 2021:

	Three Months Ended
Available-for-sale:	September 30, 2022	September 30, 2021
Proceeds	$11,049	$—
Gross gains	—	—
Gross losses	(84)	—

The tax benefit related to the net realized loss for the three months ended September 30, 2022 was $18.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS

The components of loans at September 30, 2022 and June 30, 2022 were as follows:

	September 30, 2022	June 30, 2022
Real estate loans:
One-to-four family	$285,045	$276,410
Multi-family	356	368
Home equity	6,324	4,803
Nonresidential	24,250	24,629
Agricultural	2,542	2,573
Construction and land	38,678	32,836
Total real estate loans	357,195	341,619
Commercial and industrial	3,128	2,313
Consumer and other loans	1,155	1,180
Total loans	$361,478	$345,112

The table above includes net deferred loan fees of $2,263 and $2,157 at September 30, 2022 and June 30, 2022, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2022 by portfolio segment:

Three months ended September 30, 2022	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$965	$11	$—	$—	$976
Multi-family	9	(6)	—	—	3
Home equity	34	10	—	—	44
Nonresidential	158	—	—	—	158
Agricultural	15	—	—	—	15
Construction and land	132	24	—	—	156
Total real estate loans	1,313	39	—	—	1,352
Commercial and industrial	24	11	—	—	35
Consumer and other loans	2	—	—	—	2
Total loans	$1,339	$50	$—	$—	$1,389

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2022:

	Ending Allowance on Loans:		Loans:
At September 30, 2022	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$976	$582	$284,463
Multi-family	—	3	—	356
Home equity	—	44	—	6,324
Nonresidential	—	158	467	23,783
Agricultural	—	15	—	2,542
Construction and land	—	156	—	38,678
Total real estate loans	—	1,352	1,049	356,146
Commercial and industrial	—	35	—	3,128
Consumer and other loans	—	2	—	1,155
Total loans	$—	$1,389	$1,049	$360,429

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2022 and June 30, 2022, including the average recorded investment balance and interest earned for the three months ended September 30, 2022 and the year ended June 30, 2022:

September 30, 2022
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$584	$582	$—	$765	$8
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	495	467	—	473	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	1,079	1,049	—	1,238	8
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$1,079	$1,049	$—	$1,238	$8

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$1,079	$1,049	$—	$1,238	$8
Consumer and other loans	—	—	—	—	—
Total	$1,079	$1,049	$—	$1,238	$8

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$952	$948	$—	$474	$38
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	507	478	—	239	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	1,459	1,426	—	713	38
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$1,459	$1,426	$—	$713	$38

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$1,459	$1,426	$—	$713	$38
Consumer and other loans	—	—	—	—	—
Total	$1,459	$1,426	$—	$713	$38

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

The following tables present the aging of past due loans as well as nonaccrual loans. Nonaccrual loans and accruing loans past due 90 days or more include both smaller balance homogenous loans and larger balance loans that are evaluated either collectively or, if over $250, individually for impairment.

Total past due loans and nonaccrual loans at September 30, 2022:

								Accruing
	30-59	60-89	90 Days					Loans
	Days	Days	or More	Total		Total	Nonaccrual	Past Due 90
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans	Days or More
Real estate loans:
One-to-four family	$2,160	$946	$403	$3,509	$281,536	$285,045	$843	$—
Multi-family	202	—	—	202	154	356	—	—
Home equity	86	—	—	86	6,238	6,324	—	—
Nonresidential	151	—	—	151	24,099	24,250	467	—
Agricultural	—	—	—	—	2,542	2,542	—	—
Construction and land	883	—	—	883	37,795	38,678	—	—
Total real estate loans	3,482	946	403	4,831	352,364	357,195	1,310	—
Commercial and industrial	—	—	—	—	3,128	3,128	—	—
Consumer and other loans	—	—	—	—	1,155	1,155	—	—
Total	$3,482	$946	$403	$4,831	$356,647	$361,478	$1,310	$—

COVID-19 Loan Modifications:

As a result of disruptions in economic conditions caused by COVID-19, the financial regulators issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance provided that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” which was extended by the Consolidated Appropriations Act for the fiscal year ending September 30, 2021, provided banks the option to temporarily suspend certain requirements under ASC 340-10 troubled debt restructuring classifications for a limited period of time to account for the effects of COVID-19. The Federal Reserve and the other banking agencies and regulators also issued a joint statement encouraging banks to work prudently with borrowers and to describe the agencies’ interpretations of how accounting rules under ASC 310-40 apply to certain COVID-19 related modifications. We have not considered any of the COVID-19 related modifications we performed to be troubled debt restructurings. Included in the table above are $5,227 in loans still remaining that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $3,615 in one-to-four family loans, $1,256 in non-residential loans and $356 in multi-family loans. As of September 30, 2022, $4,763 of such loans were current and $464 were 30 days or more past due. As of September 30, 2022, all of the COVID-19 related modifications had returned to regular payment status.

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

Included in the table above are $7,459 in loans still remaining that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $4,846 in one-to-four family loans, $2,246 in non-residential loans and $367 in multi-family loans. As of June 30, 2022, $6,984 were current and $475 were 30 days or more past due.

Troubled Debt Restructurings:

At September 30, 2022 and June 30, 2022, total loans that have been modified as troubled debt restructurings were $496 and $869, respectively, which consisted of one non-residential real estate loan and one one-to-four family first lien loans at September 30, 2022 and one non-residential real estate loan and two one-to-four family first lien loans at June 30, 2022. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. No loans have been modified as troubled debt restructurings during the three months ended September 30, 2022. No loans modified as troubled debt restructurings have defaulted since restructuring. All of these loans are on nonaccrual at September 30, 2022 and June 30, 2022. At September 30, 2022 and June 30, 2022, $467 and $839, respectively, were individually evaluated for impairment.

Allowance for Loan Loss:

There have been no changes to our allowance for loan loss methodology during the quarter ended September 30, 2022. We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available.  However, the fluidity of this pandemic precludes any prediction as to its ultimate impact. Due to the increase in the size of the loan portfolio, a $50 provision for loan losses was recorded during the quarter ended September 30, 2022. We believe the recorded allowance is adequate as of September 30, 2022. We will continue to review and make adjustments as may be necessary. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2022 and September 30, 2021.

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

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables.

Total loans by risk grade and portfolio segment at September 30, 2022:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$281,341	$1,417	$737	$1,550	$—	$285,045
Multi-family	356	—	—	—	—	356
Home equity	6,263	61	—	—	—	6,324
Nonresidential	23,654	—	—	596	—	24,250
Agricultural	2,542	—	—	—	—	2,542
Construction and land	38,491	156	31	—	—	38,678
Total real estate loans	352,647	1,634	768	2,146	—	357,195
Commercial and industrial	3,128	—	—	—	—	3,128
Consumer and other loans	1,155	—	—	—	—	1,155
Total	$356,930	$1,634	$768	$2,146	$—	$361,478

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS (continued)

Total loans by risk grade and portfolio segment at June 30, 2022:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$268,631	$2,806	$2,412	$2,561	$—	$276,410
Multi-family	160	—	—	208	—	368
Home equity	4,603	193	—	7	—	4,803
Nonresidential	23,763	—	188	678	—	24,629
Agricultural	2,573	—	—	—	—	2,573
Construction and land	32,637	166	—	33	—	32,836
Total real estate loans	332,367	3,165	2,600	3,487	—	341,619
Commercial and industrial	2,313	—	—	—	—	2,313
Consumer and other loans	1,180	—	—	—	—	1,180
Total	$335,860	$3,165	$2,600	$3,487	$—	$345,112

(6)	BORROWINGS

At September 30, 2022 and June 30, 2022, advances from the Federal Home Loan Bank were as follows:

	September 30, 2022
	Balance	Stated Interest Rate
FHLB advances due January 2023 through January 2025	$19,000	1.40% - 3.34%
Total	$19,000

	June 30, 2022
	Balance	Stated Interest Rate
FHLB advances due September 2021 through January 2025	$9,000	1.40% - 2.05%
Total	$9,000

Payments over the next five years are as follows:

2023	$16,500
2025	$ 2,500

The weighted average interest rate of all outstanding FHLB advances was 2.75% and 1.74% on September 30, 2022 and June 30, 2022, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by $26,014 and $14,779 of investment securities at September 30, 2022 and June 30, 2022, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $136,707 at September 30, 2022.

There were no overnight borrowings at September 30, 2022 or June 30, 2022.

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

Investment Securities:

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). We invest in the common stock of the Federal Home Loan Bank of Atlanta and in preferred and common stock of First National Bankers Bancshares, Inc. The stock is classified as restricted equity securities and is carried at cost.

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no impaired loans with specific allocations at September 30, 2022 or June 30, 2022.

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

Assets measured at fair value on a recurring basis at September 30, 2022 and June 30, 2022 are summarized below:

	Fair Value Measurements
	September 30, 2022		June 30, 2022
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$43	$—	$34	$—
Certificates of deposit	—	—	1,249	—
Municipal securities	7,938	—	16,597	—
CMOs	11,591	—	13,064	—
U.S. Government agency mortgage-backed securities	109,303	—	109,604	—
U.S. Treasury and Government agency bonds	10,143	—	10,751	—
Total securities available-for-sale	139,018	—	151,299	—
Loan servicing rights	—	347	—	345
Total financial assets	$139,018	$347	$151,299	$345

There are no liabilities measured at fair value on a recurring basis.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)       FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended September 30, 2022 and 2021:

	Fair Value Measurements
	(Level 3)
	Three Months Ended
	September 30, 2022	September 30, 2021
	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$345	$305
Unrealized net gains/(losses) included in net income	2	(14)
Balance at end of period:	$347	$291

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at September 30, 2022 and June 30, 2022.

	Level 3 Quantitative Information
	September 30, 2022 Fair Value	June 30, 2022 Fair Value	Valuation Technique	Unobservable Inputs	Range
Loan servicing rights	$347	$345	Discounted cash flows	Discount rate, estimated timing of cash flows	10.88% to 11.88%

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at September 30, 2022 and June 30, 2022:

	Fair Value Measurements
	September 30, 2022	June 30, 2022
	(Level 3)	(Level 3)
Non-financial assets:
Real estate owned, net:
Nonresidential	$106	$—
Total non-financial assets	106	—
Total assets measured at fair value on a non-recurring basis	$106	$—

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at September 30, 2022 was $106. There were no valuation allowances associated with these properties at September 30, 2022. There was no real estate owned at June 30, 2022.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)       FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2022 and June 30, 2022 are summarized below:

	September 30, 2022
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$139,018	$—	$139,018	$—	$139,018
Loans, net (1)	360,089	—	—	345,808	345,808
Loan servicing rights	347	—	—	347	347
Restricted equity securities	1,564	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$459,708	$—	$453,738	$—	$453,738
FHLB Advances	19,000	—	18,750	—	18,750

	June 30, 2022
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$151,299	$—	$151,299	$—	$151,299
Loans, net (1)	343,773	—	—	325,859	325,859
Loans held for sale(2)	152	—	—	152	152
Loan servicing rights	345	—	—	345	345
Restricted equity securities	1,189	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$459,682	$—	$454,970	$—	$454,970
FHLB Advances	9,000	—	8,868	—	8,868

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2022 and June 30, 2022 was measured using an exit price notion.

(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(8)       EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2022 or 2021. Total ESOP compensation expense for the three months ended September 30, 2022 was $2 and for the three months ended September 30, 2021 was $89.

Shares held by the ESOP at September 30, 2022 and June 30, 2022 were as follows:

	September 30, 2022	June 30, 2022
Committed to be released to participants	8,032	5,355
Allocated to participants	165,060	165,060
Unearned	837	3,514
Total ESOP shares	173,929	173,929

Fair value of unearned shares	$20	$76

(9)        STOCK BASED COMPENSATION

On April 5, 2012, the shareholders of Oconee Federal Financial Corp. approved the Oconee Federal Financial Corp. 2012 Equity Incentive Plan (the “Plan”) for employees and directors of the Company. The Plan authorizes the issuance of up to 435,472 shares of the Company’s common stock, with no more than 124,420 of shares as restricted stock awards and 311,052 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan could not be less than the fair market value on the date the stock option was granted. The compensation committee of the board of directors had sole discretion to determine the amount and to whom equity incentive awards were granted. The Plan remains in effect as long as any awards or options are outstanding. However, the ability to grant awards or options ceased as of April 5, 2022.

The following table summarizes stock option activity for the three months ended September 30, 2022:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2022	49,900	$22.48
Granted	—	—
Exercised	(6,000)	19.40
Forfeited	—	—
Outstanding - September 30, 2022	43,900	$22.90	$54
Fully vested and exercisable at September 30, 2022	30,100	$21.92	$66
Expected to vest in future periods	13,800
Fully vested and expected to vest - September 30, 2022	43,900	$22.90	$54

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $24.12 per share on September 30, 2022.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 1,159 and 1,437 options that were earned during the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense for stock options for the three months ended September 30, 2022 was $5 and for the three months ended September 30, 2021 was $5. Total unrecognized compensation cost related to stock options was $45 at September 30, 2022 and is expected to be recognized over a weighted-average period of 3.0 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2022 and September 30, 2021:

	September 30, 2022	September 30, 2021
Balance - beginning of year	9,700	14,300
Granted	—	—
Forfeited	—	—
Vested	—	—
Balance - end of period	9,700	14,300
Weighted average grant date fair value	$22.97	$22.50

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three months ended September 30, 2022 was $16 and for the three months ended September 30, 2021 was $25. Unrecognized compensation expense for non-vested restricted stock awards was $199 at September 30, 2022 and is expected to be recognized over a weighted-average period of 3.6 years.

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

The principal balances of those loans at September 30, 2022 and June 30, 2022 are as follows:

	September 30, 2022	June 30, 2022
Mortgage loan portfolio serviced for:
FHLMC	$38,117	$39,476

Custodial escrow balances maintained in connection with serviced loans were $598 and $453 at September 30, 2022 and June 30, 2022.

Activity for loan servicing rights for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
Loan servicing rights:
Beginning of period:	$345	$305
Change in fair value	2	(14)
End of period:	$347	$291

Fair value at September 30, 2022 was determined using a discount rate of 11.88%, prepayment speed assumptions ranging from 6.40% to 16.30% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 3.0%.  Fair value at September 30, 2021 was determined using a discount rate of 8.63%, prepayment speed assumptions ranging from 10.36% to 19.69% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 10.0%.

(11)        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended September 30, 2022 and 2021 is as follows:

	September 30, 2022	September 30, 2021
Cash paid during the period for:
Interest paid	$282	$327
Income taxes paid	$250	$310
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$106	$—
Change in unrealized gain/loss on securities available-for-sale	$(8,462)	$(1,010)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(12)        SUBSEQUENT EVENTS

Dividend Declared

On October 27, 2022, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of November 10, 2022, and will be paid on or about November 23, 2022.

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

Critical Accounting Policies

There were no material changes to the critical accounting policies as disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2022, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2022 and June 30, 2022

Our total assets increased by $4.2 million, or 0.8%, to $549.0 million at September 30, 2022 from $544.8 million at June 30, 2022.

Total cash and cash equivalents decreased $1.9 million, or 19.1%, to $7.9 million at September 30, 2022 from $9.7 million at June 30, 2022. The decrease in cash and cash equivalents was due to funds being used during the three month period to invest in higher yielding assets.

Our available-for-sale securities portfolio decreased by $12.3 million from $151.3 million at June 30, 2022 to $139.0 million at September 30, 2022. The decrease in securities classified as available-for-sale was primarily a result of unrealized losses in the portfolio due to the rising interest rate environment.

Gross loans increased $16.4 million, or 4.7%, to $361.5 million at September 30, 2022 from $345.1 million at June 30, 2022. This increase was primarily a result of loan originations generally outpacing loan repayments during the three months ended September 30, 2022.

Deferred tax assets increased by $1.8 million from $4.7 million at June 30, 2022 to $6.5 million at September 30, 2022. The increase was primarily a result of the unrealized losses in the securities portfolio due to the rising interest rate environment.

Deposits were $459.7 million at September 30, 2022 and at June 30, 2022. Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the three months ended September 30, 2022.

FHLB advances increased $10.0 million, or 111.1%, to $19.0 million at September 30, 2022 from $9.0 million at June 30, 2022. The increase was due to funding needs for loan growth. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of September 30, 2022, or approximately $136.7 million. We had no federal funds purchased as of September 30, 2022 or as of June 30, 2022.

Total shareholders’ equity decreased $5.9 million, or 7.8%, to $69.4 million at September 30, 2022 compared to $75.3 million at June 30, 2022. The decrease was primarily the result of net income for the three months ended September 30, 2022 of $1.3 million being more than offset by $6.7 million in other comprehensive loss, and $561 thousand in dividends distributed. The other comprehensive loss is attributed to unrecognized losses in the investment portfolio due to rising market rates. The Association exceeded all regulatory capital requirements at September 30, 2022 and June 30, 2022.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2022	June 30, 2022
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$843	$1,401
Multi-family	—	208
Home equity	—	—
Nonresidential	467	478
Agricultural	—	—
Construction and land	—	—
Total real estate loans	1,310	2,087
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans	$1,310	$2,087
Accruing loans past due 90 days or more:
Real estate loans	$—	$—
Commercial and industrial	—	—
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of nonaccrual and 90 days or more past due loans	$1,310	$2,087
Real estate owned, net:
One-to-four family	$—	$—
Nonresidential	106	—
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$1,416	$2,087

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$1,416	$2,087

Total nonperforming loans to total loans	0.36%	0.60%
Total nonperforming assets to total assets	0.26%	0.38%
Total nonperforming assets to loans and real estate owned	0.39%	0.60%

All nonperforming loans in the table above were classified either as substandard or doubtful. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Nonperforming assets, which are comprised of nonaccrual loans only, decreased $671 thousand from $2.1 million as of June 30, 2022 to $1.42 million as of September 30, 2022. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations combined with payoffs. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.26% and 0.39%, respectively, at September 30, 2022 compared to 0.38% and 0.60%, respectively at June 30, 2022.

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

	For the Three Months Ended
	September 30, 2022				September 30, 2021
	Average Balance		Interest and Dividends (1)	Yield/ Cost	Average Balance		Interest and Dividends (1)	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$352,847		$3,665	$4.15%	$337,626		$3,445	4.08%
Investment securities	159,045		758	1.91	130,286		352	1.08
Investment securities, tax-free	7,138		41	2.30	15,057		86	2.28
Interest bearing deposits in other banks	2,735		15	2.18	20,887		10	0.19
Federal Funds Sold	52		0	2.72	83		0	0.12
Other interest-earning assets	1,289		5	1.54	1,377		6	1.66
Total interest-earning assets	523,106		4,484	3.43	505,316		3,899	3.09
Noninterest-earning assets	25,547				39,331
Total assets	$548,653				$544,647

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$94,732		$33	0.14%	$77,066		$27	0.14%
Money market deposits	92,491		42	0.18	82,359		32	0.15
Savings	51,713		8	0.06	44,456		10	0.09
Certificates of deposit	161,361		135	0.33	184,377		237	0.51
Total interest-bearing deposits	400,297		218	0.22	388,258		306	0.31
Federal Funds Purchased	646		4	2.58	—		—	—
Short Term FHLB Borrowings	9,109		53	2.30	9,167		4	0.16
Long Term FHLB Borrowings	2,554		9	1.40	5,000		19	1.52
Total interest-bearing liabilities	412,606		284	0.27	402,425		329	0.32
Noninterest bearing deposits	58,352				52,791
Other noninterest-bearing liabilities	932				842
Total liabilities	471,890				456,058
Equity	76,763				88,589
Total liabilities and equity	$548,653				$544,647

Net interest income			$4,200				$3,570
Interest rate spread				3.16%				2.76%
Net interest margin				3.21%				2.83%
Average interest-earning assets to average interest-bearing liabilities	1.27	x			1.26	x

(1)  Categories that show zero are below $1 thousand.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate. There are no out-of-period items or adjustments to exclude from this table.

	Three Months Ended
	September 30, 2022 Compared to 2021
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$157	$63	$220
Investment securities	70	291	361
Interest bearing deposits in other banks	—	5	5
Other interest-earning assets	—	(1)	(1)
Total	227	358	585

Interest expense:
Deposits	10	(98)	(88)
Federal Funds Purchased	4	—	4
Short Term FHLB Borrowings	—	49	49
Long Term FHLB Borrowings	(9)	(1)	(10)
Total	5	(50)	(45)
Increase in net interest income	$222	$408	$630

Contractual Maturities and Interest Rate Sensitivity

The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	Real Estate Loans
	One-to-Four Family	Multi-family	Home Equity	Non-Residential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$1,926	$—	$61	$516	$—	$2,467	$387	$685	$6,042
More than one to five years	8,998	—	316	11,009	2,049	12,943	2,643	374	38,332
More than five to fifteen years	42,999	154	5,665	12,643	493	1,339	98	31	63,422
More than fifteen years	231,122	202	282	82	—	21,929	—	65	253,682
Total	$285,045	$356	$6,324	$24,250	$2,542	$38,678	$3,128	$1,155	$361,478

Variable Rate loans with greater than one year maturity	$68,697
Fixed Rate loans with greater than one year maturity	286,739
$355,436

Comparison of Operating Results for the Three Months Ended September 30, 2022 and September 30, 2021

General. We reported net income of $1.3 million for the three months ended September 30, 2022 as compared to net income of $771 thousand for the three months ended September 30, 2021. Interest income increased $585 thousand for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and interest expense decreased $45 thousand, resulting in a net increase to net interest income of $630 thousand. Noninterest income increased $78 thousand for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Total noninterest expense decreased $89 thousand. Tax expense increased $179 thousand.

Interest Income. Interest income increased by $585 thousand to $4.5 million for the three months ended September 30, 2022. The yield on interest-earning assets increased 34 basis points from 3.09% for the three months ended September 30, 2021 to 3.43% for the three months ended September 30, 2022. Total average interest-earning assets increased by $17.8 million to $523.1 million for the three months ended September 30, 2022 from $505.3 million for the three months ended September 30, 2021.

Interest income on loans increased by $220 thousand to $3.7 million from $3.4 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The yield on loans increased seven basis points from 4.08% for the three months ended September 30, 2021 to 4.15% for the three months ended September 30, 2022. The average balance of loans increased by $15.2 million, or 4.5%, to $352.8 million for the three months ended September 30, 2022 from $337.6 million for the three months ended September 30, 2021. The increase in the average balance of our loans is reflective of increased originations offsetting normal loan repayments.

Interest income on investment securities increased $361 thousand, or 82.4%, to $799 thousand for the three months ended September 30, 2022 from $438 thousand for the three months ended September 30, 2021. This reflected an increase of $20.8 million, or 14.3%, in the average balances of securities to $166.2 million from $145.3 million for the three months ended September 30, 2022 and 2021, respectively, combined with an increase in the total average yield of our investment securities of 71 basis points to 1.92% from 1.21%. The increase in average balances of our investment securities is reflective of our efforts during the past twelve months to invest in higher yielding assets. Our increased yields are reflective of overall higher investment rates that were available on purchases made during the prior twelve months.

Income on other interest earning assets increased by $4 thousand, or 25.0%, to $20 thousand for the three months ended September 30, 2022 from $16 thousand for the three months ended September 30, 2021. The average balance of other interest-earning assets decreased $18.3 million to $4.1 million for the three months ended September 30, 2022 from $22.3 million for the three months ended September 30, 2021 and the yield increased 172 basis points over the same period. The decrease in average balance was primarily due to money market funds being used to purchase higher yielding assets during the prior twelve months. The increase in yield was primarily a result of a shift in composition of earning assets in this category combined with an overall increase in market rates. Money market funds decreased resulting in a higher percentage of restricted equity securities, which earned higher rates during the three months ended September 30, 2022. Federal Funds rates increased due to an overall increase in market rates.

Interest Expense. Interest expense decreased $45 thousand, or 13.7%, to $284 thousand for the three months ended September 30, 2022 from $329 thousand for the three months ended September 30, 2021. The average rate paid on interest bearing liabilities decreased five basis points from 0.32% for the three months ended September 30, 2021 to 0.27% for the three months ended September 30, 2022. This decrease was primarily due to the maturity of older certificates of deposit, which were at higher rates.

Interest expense on deposits decreased $88 thousand, or 28.8%, to $218 thousand for the three months ended September 30, 2022 from $306 thousand for the three months ended September 30, 2021. The average rate paid on interest bearing deposits decreased nine basis points from 0.31% for the three months ended September 30, 2021 to 0.22% for the three months ended September 30, 2022. The decrease in the average rate paid on deposits was offset by an increase in the average balance of interest bearing deposits of $12.0 million, or 3.1%, to $400.3 million for the three months ended September 30, 2022 from $388.3 million for the three months ended September 30, 2021.

The largest decrease in deposit interest expense was related to expense on certificates of deposit, which decreased by $102 thousand, or 43.0% to $135 thousand for the three months ended September 30, 2022 from $237 thousand for the three months ended September 30, 2021. The decrease in interest expense on these deposits was attributable to a decrease in the average cost on these deposits to 0.33% from 0.51%, in addition to a $23.0 million decrease in average balances. The decrease in interest expense on these deposits is due to the maturity of older certificates of deposit, which were at higher rates. The decrease in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on NOW, demand deposits, regular savings and other deposits increased by $4 thousand to $41 thousand for the three months ended September 30, 2022 from $37 thousand for the three months ended September 30, 2021. The increase in interest expense on these deposits was attributable to a $24.9 million increase in average balances, offset by a decrease in the average cost on these deposits to 0.11% from 0.12%. The decrease in interest expense on these deposits is reflective of a decrease in our savings rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on money market deposits increased by $10 thousand, or 31.3%, to $42 thousand for the three months ended September 30, 2022 from $32 thousand for the three months ended September 30, 2021. The increase in interest expense on these deposits was attributable to an increase in the average cost on these deposits to 0.18% from 0.15% combined with a $10.1 million increase in average balances. The increase in interest expense on these deposits is reflective of an overall increase in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense for other borrowings increased by $43 thousand, or 188.9%, to $66 thousand for the three months ended September 30, 2022 from $23 thousand for the three months ended September 30, 2021. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. The increase in interest expense on other borrowings was attributable to an increase in the average cost of the borrowings to 2.14% from 0.64% offset by a $1.9 million decrease in average balances. The increase in the cost of these borrowings is reflective of an overall increase in market rates. The decrease in the average balance of these borrowings is reflective of normal borrowing fluctuation.

Net Interest Income. Net interest income before the provision for loan losses increased by $630 thousand, or 17.7%, to $4.2 million for the three months ended September 30, 2022. Our interest rate spread and net interest margin increased to 3.16% and 3.21%, from 2.76% and 2.83%, for the three months ended September 30, 2022 and September 30, 2021, respectively. The increase in income on earning assets combined with the decrease in cost of interest bearing liabilities contributed to the increase in net interest margin for the three months ended September 30, 2022.

Provision for Loan Losses. We recorded a $50 thousand provision for loan losses for the three months ended September 30, 2022 and no provision for the three months ended September 30, 2021. There were no charge-offs for the three months ended September 30, 2022 or for the three months ended September 30, 2021. The provision for the three months ended September 30, 2022 is primarily due to the growth of the loan portfolio balance.

Our total allowance for loan losses was $1.4 million, or 0.38% of total gross loans as of September 30, 2022 and $1.3 million, or 0.39% of total gross loans as of June 30, 2022. There were no specifically identified impaired loans at September 30, 2022 or June 30, 2022. Total loans individually evaluated for impairment decreased $377 thousand, or 26.4%, to $1.0 million at September 30, 2022 compared to $1.4 million at June 30, 2022.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2022 and 2021. There have been no changes to our allowance for loan loss methodology during three months ended September 30, 2022.

Noninterest Income. Noninterest income increased $78 thousand, or 18.9%, to $491 thousand for the three months ended September 30, 2022 from $413 thousand for the three months ended September 30, 2021. Gain on sale of mortgage loans was $8 thousand and $106 thousand for the three months ended September 30, 2022 and 2021, respectively. Loan sales declined due to a decrease in demand brought on by the increased rate environment. The change in the fair value of equity securities was a gain of $9 thousand for the three months ended September 30, 2022 compared to a loss of $50 thousand for the three months ended September 30, 2021. Gains or losses on the fair value of equity securities are market driven. There were $84 thousand in losses on the sale of securities for the three months ended September 30, 2022, and no sale of securities for the three months ended September 30, 2021. Securities were sold during the quarter ended September 30, 2022 to adjust the investment portfolio to yield higher net earnings going forward. The net gain on payoff of purchase credit impaired loans was $189 thousand for the three months ended September 30, 2022 due to the liquidation of one loan. There were no payoffs of purchase credit impaired loans for the three months ended September 30, 2021. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2022 decreased by $89 thousand, or 3.0%, to $2.9 million for three months ended September 30, 2022. Salaries and employee benefits decreased $98 thousand due to reduced ESOP costs and higher deferred loan costs. Data processing increased $18 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees increased $19 thousand due to normal periodic fluctuations. For the three months ended September 30, 2022, we recognized a gain in the value of the loan servicing asset of $2 thousand compared to $14 thousand loss for the three months ended September 30, 2021. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $179 thousand, or 82.5%, to $396 thousand for the three months ended September 30, 2022 from $217 thousand for the three months ended September 30, 2021. This was due to an increase in pre-tax income during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Our effective income tax rate was 22.8% and 22.0% for the three months ended September 30, 2022 and 2021, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. Our liquidity monitoring process is designed to contend with changing economic situations, which would include the COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Treasury and Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets, as of September 30, 2022, or approximately $136.7 million as of that date, with a remaining availability of $117.7 million as of September 30, 2022.

Common Stock Dividends. On August 25, 2022, the Company paid a $0.10 per share cash dividend on its common stock for a total of $561 thousand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no stock repurchases during the first quarter of fiscal 2023.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language):

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

Date: November 14, 2022

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Executive Vice President and Chief Financial Officer

