Form 10-Q
period 2022-12-31
Oconee Federal Financial Corp.
filed 2023-02-13
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2022

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

As of February 6, 2023, the registrant had 5,609,268 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2022 (unaudited)	June 30, 2022
ASSETS
Cash and due from banks	$4,080	$2,327
Interest-earning deposits	2,575	7,406
Fed funds sold	347	—
Total cash and cash equivalents	7,002	9,733
Securities available-for-sale	138,212	151,299
Loans	378,994	345,112
Allowance for loan losses	(1,439)	(1,339)
Net loans	377,555	343,773
Loans held for sale, at fair value	—	152
Premises and equipment, net	8,367	8,579
Real estate owned, net	106	—
Accrued interest receivable
Loans	1,083	944
Investments	421	468
Restricted equity securities, at cost	2,424	1,189
Bank owned life insurance	20,627	20,398
Goodwill	2,593	2,593
Core deposit intangible	48	74
Loan servicing rights	364	345
Deferred tax assets	6,056	4,678
Other assets	364	567
Total assets	$565,222	$544,792

LIABILITIES
Deposits
Noninterest - bearing	$52,126	$60,697
Interest - bearing	403,548	398,985
Total deposits	455,674	459,682
Federal Home Loan Bank advances	37,000	9,000
Accrued interest payable and other liabilities	904	853
Total liabilities	493,578	469,535

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,606,648 and 6,605,109 shares outstanding, respectively	66	66
Treasury stock, at par, 997,380 and 997,380 shares, respectively	(10)	(10)
Additional paid-in capital	6,087	6,055
Retained earnings	84,105	82,790
Accumulated other comprehensive loss	(18,604)	(13,588)
Unearned ESOP shares	—	(56)
Total shareholders’ equity	71,644	75,257
Total liabilities and shareholders’ equity	$565,222	$544,792

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest and dividend income:
Loans, including fees	$3,785	$3,722	$7,452	$7,168
Securities, taxable	770	441	1,527	793
Securities, tax-exempt	38	86	79	172
Other interest-earning assets	32	16	52	31
Total interest income	4,625	4,265	9,110	8,164
Interest expense:
Deposits	404	269	621	575
Other borrowings	246	19	313	42
Total interest expense	650	288	934	617

Net interest income	3,975	3,977	8,176	7,547

Provision for loan losses	50	—	100	—
Net interest income after provision for loan losses	3,925	3,977	8,076	7,547

Noninterest income:
Service charges on deposit accounts	107	102	223	202
Income on bank owned life insurance	115	114	229	226
Mortgage servicing income	24	28	50	58
Gain/(loss) on sale of mortgage loans	(2)	42	6	149
ATM & debit card income	116	112	225	223
Change in fair value of equity securities, net	(14)	1	(5)	(49)
Loss on sale of securities, net	—	—	(84)	—
Gain on payoff of purchase credit impaired loans	—	—	189	—
Other	4	4	8	6
Total noninterest income	350	403	841	815

Noninterest expense:
Salaries and employee benefits	1,652	1,716	3,251	3,412
Occupancy and equipment	482	494	966	977
Data processing	269	249	539	501
ATM & debit card expense	69	84	160	170
Professional and supervisory fees	106	129	233	236
Office expense	69	56	114	92
Advertising	63	57	131	134
FDIC deposit insurance	35	36	70	69
Foreclosed assets, net	—	—	1	(1)
Change in loan servicing asset	(17)	(11)	(19)	3
Other	207	187	396	398
Total noninterest expense	2,935	2,997	5,842	5,991

Income before income taxes	1,340	1,383	3,075	2,371
Income tax expense	244	147	640	364

Net income	$1,096	$1,236	$2,435	$2,007

Other comprehensive income/(loss)
Unrealized gains/(losses) on securities available-for-sale	$2,107	$(834)	$(6,434)	$(1,844)
Tax effect	(437)	174	1,352	387
Reclassification adjustment for losses realized in net income	—	—	84	—
Tax effect	—	—	(18)	—
Total other comprehensive income/(loss)	1,670	(660)	(5,016)	(1,457)
Comprehensive income/(loss)	$2,766	$576	$(2,581)	$550

Basic net income per share: (Note 3)	$0.20	$0.22	$0.43	$0.36
Diluted net income per share: (Note 3)	$0.20	$0.22	$0.43	$0.36
Dividends declared per share:	$0.10	$0.10	$0.20	$0.20

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the three months ended December 31, 2022 and December 31, 2021

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at September 30, 2021	$66	$(10)	$6,401	$81,127	$144	$(161)	$87,567
Net income	—	—	—	1,236	—	—	1,236
Other comprehensive loss	—	—	—	—	(660)	—	(660)
Purchase of 5,025 shares of treasury stock (1)	—	—	(121)	—	—	—	(121)
Stock-based compensation expense	—	—	31	—	—	—	31
Dividends (2)	—	—	—	(547)	—	—	(547)
ESOP shares earned	—	—	99	—	—	52	151
Balance at December 31, 2021	$66	$(10)	$6,410	$81,816	$(516)	$(109)	$87,657

Balance at September 30, 2022	$66	$(10)	$6,049	$83,568	$(20,274)	$(27)	$69,372
Net income	—	—	—	1,096	—	—	1,096
Other comprehensive income	—	—	—	—	1,670	—	1,670
Stock-based compensation expense	—	—	21	—	—	—	21
Dividends (3)	—	—	—	(559)	—	—	(559)
ESOP shares earned	—	—	17	—	—	27	44
Balance at December 30, 2022	$66	$(10)	$6,087	$84,105	$(18,604)	$—	$71,644

(1)	The weighted average cost of treasury shares purchased during the three months ended December 31, 2021 was $24.11 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	Approximately $75 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,000 additional shares. The portion of the dividend paid on allocated shares of approximately $63 and resulting release of approximately 5,700 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $12 and resulting release of approximately 1,300 shares, and was accounted for as additional compensation expense for the three months ended December 31, 2021.

(3)	Upon the final payment on the ESOP debt, approximately $113 was principal reduction resulting in the release of approximately 10,700 additional shares. The portion of the payment on allocated shares of approximately $110 and resulting release of approximately 10,600 shares, was treated as a dividend. The portion of the payment on unallocated shares of approximately $3 and resulting release of approximately 100 shares, and was accounted for as additional compensation expense for the three months ended December 31, 2022.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the six months ended December 31, 2022 and December 31, 2021

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at June 30, 2021	$66	$(10)	$6,400	$80,915	$941	$(212)	$88,100
Net income	—	—	—	2,007	—	—	2,007
Other comprehensive loss	—	—	—	—	(1,457)	—	(1,457)
Purchase of 7,890 shares of treasury stock (1)	—	—	(188)	—	—	—	(188)
Stock-based compensation expense	—	—	61	—	—	—	61
Dividends (2)	—	—	—	(1,106)	—	—	(1,106)
ESOP shares earned	—	—	137	—	—	103	240
Balance at December 31, 2021	$66	$(10)	$6,410	$81,816	$(516)	$(109)	$87,657

Balance at June 30, 2022	$66	$(10)	$6,055	$82,790	$(13,588)	$(56)	$75,257
Net income	—	—	—	2,435	—	—	2,435
Other comprehensive loss	—	—	—	—	(5,016)	—	(5,016)
Stock-based compensation expense	—	—	41	—	—	—	41
Dividends (3)	—	—	2	(1,120)	—	—	(1,118)
ESOP shares earned	—	—	(11)	—	—	56	45
Balance at December 31, 2022	$66	$(10)	$6,087	$84,105	$(18,604)	$—	$71,644

(1)	The weighted average cost of treasury shares purchased during the six months ended December 31, 2021 was $23.86 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	Approximately $75 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 7,000 additional shares. The portion of the dividend paid on allocated shares of approximately $63 and resulting release of approximately 5,700 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $12 and resulting release of approximately 1,300 shares, and was accounted for as additional compensation expense for the six months ended December 31, 2021.

(3)	Upon the final payment on the ESOP debt, approximately $113 was principal reduction resulting in the release of approximately 10,700 additional shares. The portion of the payment on allocated shares of approximately $110 and resulting release of approximately 10,600 shares, was treated as a dividend. The portion of the payment on unallocated shares of approximately $3 and resulting release of approximately 100 shares, and was accounted for as additional compensation expense for the six months ended December 31, 2022.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	December 31, 2022	December 31, 2021
Cash Flows From Operating Activities
Net income	$2,435	$2,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	—
Depreciation and amortization, net	506	988
Net amortization/(accretion) of purchase accounting adjustments	139	(118)
Deferred income tax benefit	(127)	(66)
Change in loan servicing asset	(19)	3
Net loss on sales of securities	84	—
Mortgage loans originated for sale	(859)	(7,821)
Mortgage loans sold	1,017	7,403
Gain on sales of mortgage loans	(6)	(149)
Change in fair value of equity securities	5	49
Increase in cash surrender value of bank owned life insurance	(229)	(227)
Gain on payoff of purchased credit impaired loans	(189)	—
ESOP shares earned	56	240
Stock based compensation expense	41	61
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	100	148
Accrued interest payable and other liabilities	51	102
Net cash provided by operating activities	3,105	2,620
Cash Flows From Investing Activities
Purchases of premises and equipment	(64)	(102)
Purchases of securities available-for-sale	(11,150)	(36,238)
Proceeds from maturities, paydowns and calls of securities available-for-sale	6,628	17,111
Proceeds from sales of securities available-for-sale	11,049	—
Sales of restricted equity securities	150	375
Purchases of restricted equity securities	(1,385)	—
Loan originations and repayments, net	(33,938)	930
Net cash used in investing activities	(28,710)	(17,924)
Cash Flows from Financing Activities
Net change in deposits	(4,008)	3,626
Proceeds from notes payable to FHLB	32,000	—
Repayment of notes payable to FHLB	(4,000)	(10,000)
Dividends paid	(1,118)	(1,106)
Purchase of treasury stock	—	(188)
Net cash provided/(used) by financing activities	22,874	(7,668)
Change in cash and cash equivalents	(2,731)	(22,972)
Cash and cash equivalents, beginning of period	9,733	30,649
Cash and cash equivalents, end of period	$7,002	$7,677

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2022 and June 30, 2022 and the results of operations and cash flows for the interim periods ended December 31, 2022 and 2021. All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2023 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.

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

Risks and Uncertainties:

The COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company, its clients and the communities it serves. Given its dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(2)	NEW ACCOUNTING STANDARDS

Accounting Standards Update (“ASU”) 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. Issued in December 2022, the FASB issued amendments to extend the period of time preparers can use the reference rate reform relief guidance under Accounting Standards Codification (ASC) Topic 848 from December 31, 2022, to December 31, 2024, to address the fact that all London Interbank Offered Rate (LIBOR) tenors were not discontinued as of December 31, 2021, and some tenors will be published until June 2023. The amendments are effective immediately for all entities and applied prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. Issued in June 2022, ASU 2022-03 provides guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and require specific disclosures related to such an equity security. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

ASU 2019-11, “Codification to Improvements to Topic 326, Financial Instruments – Credit Losses”. Issued in November 2019, ASU 2019-11 provides guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect a variety of Topics in the Accounting Standards Codification. For the Company, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as an entity has adopted the amendments in ASU 2016-13.

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

ASU 2019-05, “Financial Instruments–Credit Losses (Topic 326): Targeted Transition Relief”. Issued in May 2019, ASU 2019-05 provides entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. On October 16, 2019, the Financial Accounting Standards Board (“FASB”) announced a delay in the implementation schedule allowing certain entities, including smaller reporting companies (such as the Company) to adopt ASU 2016-13 in fiscal years beginning after December 15, 2022, and interim periods within those years.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(2)	NEW ACCOUNTING STANDARDS (continued)

ASU 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Issued in June 2016, ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements by running a parallel loss model. In November 2019, the FASB issued guidance delaying the implementation schedule and allowing certain entities, including smaller reporting companies (such as the Company) to adopt ASU 2016-13 in fiscal years beginning after December 15, 2022, and interim periods within those years.

There have been no accounting standards that have been issued or proposed by the FASB or other standards-setting bodies during the quarter ended December 31, 2022 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of standards previously issued and not yet effective, and has no changes in its assessment since filing the Annual Report on Form 10-K.

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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Earnings per share
Net income	$1,096	$1,236	$2,435	$2,007
Less: distributed earnings allocated to participating securities	(1)	(2)	(2)	(3)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	(1)	(1)	(2)	(2)
Net earnings available to common shareholders	$1,094	$1,233	$2,431	$2,002

Weighted average common shares outstanding including participating securities	5,609,268	5,589,974	5,608,800	5,591,279
Less: participating securities	(9,700)	(14,300)	(9,700)	(14,300)
Less: average unearned ESOP shares	(1,339)	(8,553)	(2,677)	(11,154)
Weighted average common shares outstanding	5,598,229	5,567,121	5,596,423	5,565,825

Basic earnings per share	$0.20	$0.22	$0.43	$0.36

Weighted average common shares outstanding	5,598,229	5,567,121	5,596,423	5,565,825
Add: dilutive effects of assumed exercises of stock options	4,460	47,539	64,544	46,274
Average shares and dilutive potential common shares	5,602,689	5,614,660	5,660,967	5,612,099

Diluted earnings per share	$0.20	$0.22	$0.43	$0.36

For the three and the six months ended December 31, 2022 and 2021, 21,200 options were considered anti-dilutive as the exercise price was in excess of the average market price.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2022 and June 30, 2022 are as follows:

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
December 31, 2022	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$9	$29
Municipal securities	8,683	—	(515)	—	8,168
CMOs	13,018	—	(1,757)	—	11,261
U.S. Government agency mortgage-backed securities	127,631	—	(19,160)	—	108,471
U.S. Treasury and Government agency bonds	12,402	—	(2,119)	—	10,283
Total available-for-sale	$161,754	$—	$(23,551)	$9	$138,212

		Gross	Gross	Change in
	Amortized	Unrealized	Unrealized	Fair Value	Fair
June 30, 2022	Cost	Gains	Losses	Equity Securities	Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$14	$34
Certificates of deposit	1,247	2	—	—	1,249
Municipal securities	16,991	3	(397)	—	16,597
CMOs	14,145	—	(1,081)	—	13,064
U.S. Government agency mortgage-backed securities	123,652	—	(14,048)	—	109,604
U.S. Treasury and Government agency bonds	12,431	—	(1,680)	—	10,751
Total available-for-sale	$168,486	$5	$(17,206)	$14	$151,299

Securities pledged at December 31, 2022 and June 30, 2022 had fair values of $55,633 and $19,322, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At December 31, 2022 and June 30, 2022, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at December 31, 2022 and June 30, 2022. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
December 31, 2022
Available-for-sale:
Municipal securities	$7,809	$(428)	20	$359	$(87)	1	$8,168	$(515)	21
CMOs	3,746	(344)	7	7,515	(1,413)	8	11,261	(1,757)	15
U.S. Government agency mortgage-backed securities	36,853	(3,280)	41	71,618	(15,880)	48	108,471	(19,160)	89
U.S. Treasury and Government agency bonds	—	—	—	10,283	(2,119)	7	10,283	(2,119)	7
	$48,408	$(4,052)	68	$89,775	$(19,499)	64	$138,183	$(23,551)	132

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)	Fair Value	Unrealized Loss	Number in Unrealized Loss (1)
June 30, 2022
Available-for-sale:
Municipal securities	$15,027	$(397)	41	$—	$—	—	$15,027	$(397)	41
CMOs	12,174	(972)	17	889	(109)	1	13,063	(1,081)	18
U.S. Government agency mortgage-backed securities	80,288	(9,197)	69	29,188	(4,851)	22	109,476	(14,048)	91
U.S. Treasury and Government agency bonds	3,822	(403)	2	6,930	(1,277)	5	10,752	(1,680)	7
	$111,311	$(10,969)	129	$37,007	$(6,237)	28	$148,318	$(17,206)	157

(1)	Actual amounts.

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

None of the unrealized losses at December 31, 2022 were recognized into net income for the three or six months ended December 31, 2022 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2022 were recognized as having OTTI during the year ended June 30, 2022.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at December 31, 2022 and June 30, 2022 by contractual maturity.

	December 31, 2022		June 30, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$—	$—	$1,247	$1,249
Due from one to five years	1,447	1,394	4,756	4,727
Due after five years to ten years	17,948	15,619	22,244	20,391
Due after ten years	1,690	1,438	2,422	2,230
Mortgage-backed securities, CMOs and FHLMC stock (1)	140,669	119,761	137,817	122,702
Total available for sale	$161,754	$138,212	$168,486	$151,299

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. Federal Home Loan Mortgage Corporation (“FHLMC”) common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
Available-for-sale:	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Proceeds	$—	$—	$11,049	$—
Gross gains	—	—	—	—
Gross losses	—	—	(84)	—

The tax benefit related to the net realized loss for the six months ended December 31, 2022 was $18.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS

The components of loans at December 31, 2022 and June 30, 2022 were as follows:

	December 31, 2022	June 30, 2022
Real estate loans:
One-to-four family	$298,958	$276,410
Multi-family	348	368
Home equity	6,977	4,803
Nonresidential	23,504	24,629
Agricultural	2,515	2,573
Construction and land	42,703	32,836
Total real estate loans	375,005	341,619
Commercial and industrial	2,816	2,313
Consumer and other loans	1,173	1,180
Total loans	$378,994	$345,112

The table above includes net deferred loan fees of $2,292 and $2,157 at December 31, 2022 and June 30, 2022, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS (continued)

The following table presents the activity in the allowance for loan losses for the three and six months ended December 31, 2022 by portfolio segment:

Three months ended December 31, 2022	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$976	$40	$—	$—	$1,016
Multi-family	3	—	—	—	3
Home equity	44	5	—	—	49
Nonresidential	158	(6)	—	—	152
Agricultural	15	—	—	—	15
Construction and land	156	16	—	—	172
Total real estate loans	1,352	55	—	—	1,407
Commercial and industrial	35	(5)	—	—	30
Consumer and other loans	2	—	—	—	2
Total loans	$1,389	$50	$—	$—	$1,439

Six months ended December 31, 2022	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$965	$51	$—	$—	$1,016
Multi-family	9	(6)	—	—	3
Home equity	34	15	—	—	49
Nonresidential	158	(6)	—	—	152
Agricultural	15	—	—	—	15
Construction and land	132	40	—	—	172
Total real estate loans	1,313	94	—	—	1,407
Commercial and industrial	24	6	—	—	30
Consumer and other loans	2	—	—	—	2
Total loans	$1,339	$100	$—	$—	$1,439

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2022:

	Ending Allowance on Loans:		Loans:
At December 31, 2022	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$1,016	$—	$298,958
Multi-family	—	3	—	348
Home equity	—	49	—	6,977
Nonresidential	—	152	456	23,048
Agricultural	—	15	—	2,515
Construction and land	—	172	—	42,703
Total real estate loans	—	1,407	456	374,549
Commercial and industrial	—	30	—	2,816
Consumer and other loans	—	2	—	1,173
Total loans	$—	$1,439	$456	$378,538

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2022 and June 30, 2022, including the average recorded investment balance and interest earned for the six months ended December 31, 2022 and the year ended June 30, 2022:

December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$474	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	484	456	—	467	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	484	456	—	941	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$484	$456	$—	$941	$—

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$484	$456	$—	$941	$—
Consumer and other loans	—	—	—	—	—
Total	$484	$456	$—	$941	$—

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

Total past due loans and nonaccrual loans at December 31, 2022:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$4,252	$1,059	$227	$5,538	$293,420	$298,958	$421	$—
Multi-family	—	—	—	—	348	348	—	—
Home equity	168	—	—	168	6,809	6,977	—	—
Nonresidential	—	—	82	82	23,422	23,504	537	—
Agricultural	—	—	—	—	2,515	2,515	—	—
Construction and land	—	—	—	—	42,703	42,703	—	—
Total real estate loans	4,420	1,059	309	5,788	369,217	375,005	958	—
Commercial and industrial	—	—	—	—	2,816	2,816	—	—
Consumer and other loans	—	—	—	—	1,173	1,173	—	—
Total	$4,420	$1,059	$309	$5,788	$373,206	$378,994	$958	$—

COVID-19 Loan Modifications:

As a result of disruptions in economic conditions caused by COVID-19, the financial regulators issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” which was extended by the Consolidated Appropriations Act for the fiscal year ending September 30, 2021, provided banks the option to temporarily suspend certain requirements under ASC 340-10 troubled debt restructuring classifications for a limited period of time to account for the effects of COVID-19. We have not considered any of the COVID-19 related modifications we performed to be troubled debt restructurings. Included in the table above are $5,047 in loans still remaining that were modified to defer principal payments or principal and interest payments from three to six months based on the affected borrower’s request and need for COVID-19 financial relief. All loans modified for COVID-19 financial relief were current at the time of modification. Of this amount, there were $3,480 in one-to-four family loans, $1,219 in non-residential loans and $348 in multi-family loans. As of December 31, 2022, $4,878 of such loans were current and $169 were 30 days or more past due. As of December 31, 2022, all of the COVID-19 related modifications had returned to regular payment status.

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

Troubled Debt Restructurings:

At December 31, 2022 and June 30, 2022, total loans that have been modified as troubled debt restructurings were $484 and $869, respectively, which consisted of one non-residential real estate loan and one one-to-four family first lien loan at December 31, 2022 and one non-residential real estate loan and two one-to-four family first lien loans at June 30, 2022. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. No loans have been modified as troubled debt restructurings during the six months ended December 31, 2022. No loans modified as troubled debt restructurings have defaulted since restructuring. All of these loans are on nonaccrual at December 31, 2022 and June 30, 2022. At December 31, 2022 and June 30, 2022, $456 and $839, respectively, were individually evaluated for impairment.

Allowance for Loan Loss:

There have been no changes to our allowance for loan loss methodology during the quarter ended December 31, 2022. We have assessed the impact of the COVID-19 pandemic on the allowance for loan loss using the information that is available.  However, the fluidity of this pandemic precludes any prediction as to its ultimate impact. Due to the increase in the size of the loan portfolio, a $50 provision for loan losses was recorded during the quarter ended December 31, 2022. We believe the recorded allowance is adequate as of December 31, 2022. We will continue to review and make adjustments as may be necessary. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three and six months ended December 31, 2022 and December 31, 2021.

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

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables.

Total loans by risk grade and portfolio segment at December 31, 2022:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$295,914	$1,417	$723	$904	$—	$298,958
Multi-family	348	—	—	—	—	348
Home equity	6,916	61	—	—	—	6,977
Nonresidential	22,840	—	—	664	—	23,504
Agricultural	2,515	—	—	—	—	2,515
Construction and land	42,505	168	30	—	—	42,703
Total real estate loans	371,038	1,646	753	1,568	—	375,005
Commercial and industrial	2,816	—	—	—	—	2,816
Consumer and other loans	1,173	—	—	—	—	1,173
Total	$375,027	$1,646	$753	$1,568	$—	$378,994

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

Total loans by risk grade and portfolio segment at June 30, 2022:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$268,631	$2,806	$2,412	$2,561	$—	$276,410
Multi-family	160	—	—	208	—	368
Home equity	4,603	193	—	7	—	4,803
Nonresidential	23,763	—	188	678	—	24,629
Agricultural	2,573	—	—	—	—	2,573
Construction and land	32,637	166	—	33	—	32,836
Total real estate loans	332,367	3,165	2,600	3,487	—	341,619
Commercial and industrial	2,313	—	—	—	—	2,313
Consumer and other loans	1,180	—	—	—	—	1,180
Total	$335,860	$3,165	$2,600	$3,487	$—	$345,112

(6)        BORROWINGS

At December 31, 2022 and June 30, 2022, advances from the Federal Home Loan Bank were as follows:

	December 31, 2022
	Balance	Stated Interest Rate
FHLB advances due January 2023 through January 2025	$37,000	1.40% - 4.55%
Total	$37,000

	June 30, 2022
	Balance	Stated Interest Rate
FHLB advances due September 2021 through January 2025	$9,000	1.40% - 0.05%
Total	$9,000

Payments over the next five fiscal years are as follows:

2023	$34,500
2025	$ 2,500

The weighted average interest rate of all outstanding FHLB advances was 3.94% and 1.74% on December 31, 2022 and June 30, 2022, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by $43,371 and $14,779 of investment securities at December 31, 2022 and June 30, 2022, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $137,770 at December 31, 2022.

There were no overnight borrowings at December 31, 2022 or June 30, 2022.

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

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no impaired loans with specific allocations at December 31, 2022 or June 30, 2022.

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

Assets measured at fair value on a recurring basis at December 31, 2022 and June 30, 2022 are summarized below:

	Fair Value Measurements
	December 31, 2022		June 30, 2022
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$29	$—	$34	$—
Certificates of deposit	—	—	1,249	—
Municipal securities	8,168	—	16,597	—
CMOs	11,261	—	13,064	—
U.S. Government agency mortgage-backed securities	108,471	—	109,604	—
U.S. Treasury and Government agency bonds	10,283	—	10,751	—
Total securities available-for-sale	138,212	—	151,299	—
Loan servicing rights	—	364	—	345
Total financial assets	$138,212	$364	$151,299	$345

There are no liabilities measured at fair value on a recurring basis.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)       FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended December 31, 2022 and 2021:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$347	$291	$345	$305
Unrealized net gains/(losses) included in net income	17	11	19	(3)
Balance at end of period:	$364	$302	$364	$302

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at December 31, 2022 and June 30, 2022.

	Level 3 Quantitative Information
	December 31, 2022 Fair Value	June 30, 2022 Fair Value	Valuation Technique	Unobservable Inputs	Range
Loan servicing rights	$364	$345	Discounted cash flows	Discount rate, estimated timing of cash flows	10.88% to 11.38%
Real estate owned net:
Nonresidential	$106	$—	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Presented in the table below are assets measured at fair value on a nonrecurring basis using level 3 inputs at December 31, 2022 and June 30, 2022:

	Fair Value Measurements
	December 31, 2022	June 30, 2022
	(Level 3)	(Level 3)
Non-financial assets:
Real estate owned, net:
Nonresidential	$106	$—
Total non-financial assets	106	—
Total assets measured at fair value on a non-recurring basis	$106	$—

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at December 31, 2022 was $106. There were no valuation allowances associated with these properties at December 31, 2022. There was no real estate owned at June 30, 2022.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)       FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2022 and June 30, 2022 are summarized below:

	December 31, 2022
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$138,212	$—	$138,212	$—	$138,212
Loans, net (1)	377,555	—	—	366,895	366,895
Loan servicing rights	364	—	—	364	364
Restricted equity securities	2,424	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$455,674	$—	$449,316	$—	$449,316
FHLB Advances	37,000	—	36,789	—	36,789

	June 30, 2022
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$151,299	$—	$151,299	$—	$151,299
Loans, net (1)	343,773	—	—	325,859	325,859
Loans held for sale(2)	152	—	—	152	152
Loan servicing rights	345	—	—	345	345
Restricted equity securities	1,189	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$459,682	$—	$454,970	$—	$454,970
FHLB Advances	9,000	—	8,868	—	8,868

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2022 and June 30, 2022 was measured using an exit price notion.

(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(8)       EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2022 or 2021. Total ESOP compensation expense for the three and six months ended December 31, 2022 was $1 and $3, respectively, and for the three and six months ended December 31, 2021 was $101 and $190, respectively. The ESOP loan was repaid in full in December 2022.

Shares held by the ESOP at December 31, 2022 and June 30, 2022 were as follows:

	December 31, 2022	June 30, 2022
Committed to be released to participants	10,709	5,355
Allocated to participants	163,220	163,220
Unearned	—	5,354
Total ESOP shares	173,929	173,929

Fair value of unearned shares	$—	$76

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

The following table summarizes stock option activity for the six months ended December 31, 2022:

	Options	Weighted-Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2022	49,900	$22.48
Granted	—	—
Exercised	(6,000)	19.40
Forfeited	—	—
Outstanding - December 31, 2022	43,900	$22.90	$92
Fully vested and exercisable at December 31, 2022	31,700	$22.29	$86
Expected to vest in future periods	12,200
Fully vested and expected to vest - December 31, 2022	43,900	$22.90	$92

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $25.00 per share on December 31, 2022.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(9)        STOCK BASED COMPENSATION (continued)

The following table summarizes stock option activity for the six months ended December 31, 2021:

	Options	Weighted-Average Exercise Price/Share	Aggregate Intrinsic Value (1)
Outstanding - June 30, 2021	131,901	$15.70
Granted	—	—
Exercised	(15,552)	11.58
Forfeited	—	—
Outstanding - December 31, 2021	116,349	$16.25	$694
Fully vested and exercisable at December 31, 2021	98,449	$14.81	$730
Expected to vest in future periods	17,900
Fully vested and expected to vest - December 31, 2021	116,349	$16.25	$694

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $22.22 per share on December 31, 2021.

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 2,319 and 2,873 options that were earned during the six months ended December 31, 2022 and 2021, respectively. Stock-based compensation expense for stock options for the three and six months ended December 31, 2022 was $4 and $9, respectively, and for the three and six months ended December 31, 2021 was $5 and $11, respectively. Total unrecognized compensation cost related to stock options was $41 at December 31, 2022 and is expected to be recognized over a weighted-average period of 2.8 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Balance - beginning of year	9,700	14,300
Granted	—	—
Forfeited	—	—
Vested	—	—
Balance - end of period	9,700	14,300
Weighted average grant date fair value	$22.97	$22.50

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and six months ended December 31, 2022 was $16 and $32, respectively, and for the three and six months ended December 31, 2021 was $25 and $50, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $186 at December 31, 2022 and is expected to be recognized over a weighted-average period of 3.3 years.

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

The principal balances of those loans at December 31, 2022 and June 30, 2022 are as follows:

	December 31, 2022	June 30, 2022
Mortgage loan portfolio serviced for:
FHLMC	$36,864	$39,476

Custodial escrow balances maintained in connection with serviced loans were $215 and $453 at December 31, 2022 and June 30, 2022.

Activity for loan servicing rights for the three and six months ended December 31, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Loan servicing rights:
Beginning of period:	$347	$291	$345	$305
Change in fair value	17	11	19	(3)
End of period:	$364	$302	$364	$302

Fair value at December 31, 2022 was determined using a discount rate of 11.38%, prepayment speed assumptions ranging from 6.19% to 22.18% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 3.0%.  Fair value at December 31, 2021 was determined using a discount rate of 8.63%, prepayment speed assumptions ranging from 9.76% to 19.17% CPR depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 7.0%.

(11)        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Cash paid during the period for:
Interest paid	$932	$615
Income taxes paid	$940	$460
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$106	$—
Change in unrealized gain/loss on securities available-for-sale	$(6,434)	$(1,844)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(12)        SUBSEQUENT EVENTS

Dividend Declared

On January 26, 2023, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of February 9, 2023, and will be paid on or about February 23, 2023.

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

Comparison of Financial Condition at December 31, 2022 and June 30, 2022

Our total assets increased by $20.4 million, or 3.8%, to $565.2 million at December 31, 2022 from $544.8 million at June 30, 2022.

Total cash and cash equivalents decreased $2.7 million, or 28.1%, to $7.0 million at December 31, 2022 from $9.7 million at June 30, 2022. The decrease in cash and cash equivalents was due to normal periodic fluctuations.

Our available-for-sale securities portfolio decreased by $13.1 million from $151.3 million at June 30, 2022 to $138.2 million at December 31, 2022. The decrease in securities classified as available-for-sale was primarily a result of unrealized losses in the portfolio due to the rising interest rate environment.

Gross loans increased $33.9 million, or 9.8%, to $379.0 million at December 31, 2022 from $345.1 million at June 30, 2022. This increase was primarily a result of loan originations generally outpacing loan repayments during the six months ended December 31, 2022.

Restricted equity securities increased by $1.2 million from $1.2 million at June 30, 2022 to $2.4 million at December 31, 2022. The increase was a result of an increase in FHLB stock associated with increased FHLB borrowings.

Deferred tax assets increased by $1.4 million from $4.7 million at June 30, 2022 to $6.1 million at December 31, 2022. The increase was primarily a result of the unrealized losses in the securities portfolio due to the rising interest rate environment.

Deposits decreased $4.0 million, or 0.9%, to $455.7 million at December 31, 2022 from $459.7 million at June 30, 2022. The decrease in deposits was due to normal periodic fluctuations. Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the six months ended December 31, 2022.

FHLB advances increased $28.0 million, or 311.1%, to $37.0 million at December 31, 2022 from $9.0 million at June 30, 2022. The increase was due to funding needs for loan growth. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of December 31, 2022, or approximately $137.8 million. We had no federal funds purchased as of December 31, 2022 or as of June 30, 2022.

Total shareholders’ equity decreased $3.6 million, or 4.8%, to $71.6 million at December 31, 2022 compared to $75.3 million at June 30, 2022. The decrease was primarily the result of net income for the six months ended December 31, 2022 of $2.4 million being offset by $5.0 million in other comprehensive loss, and $1.1 million in dividends distributed. The other comprehensive loss is attributed to unrecognized losses in the investment portfolio due to rising market rates. The Association exceeded all regulatory capital requirements at December 31, 2022 and June 30, 2022.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2022	June 30, 2022
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$421	$1,401
Multi-family	—	208
Home equity	—	—
Nonresidential	537	478
Agricultural	—	—
Construction and land	—	—
Total real estate loans	958	2,087
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans	$958	$2,087
Accruing loans past due 90 days or more:
Real estate loans	$—	$—
Commercial and industrial	—	—
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of nonaccrual and 90 days or more past due loans	$958	$2,087
Real estate owned, net:
One-to-four family	$—	$—
Nonresidential	106	—
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$1,064	$2,087

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$1,064	$2,087

Total nonperforming loans to total loans	0.25%	0.60%
Total nonperforming assets to total assets	0.19%	0.38%
Total nonperforming assets to loans and real estate owned	0.28%	0.60%

All nonperforming loans in the table above were classified either as substandard or doubtful. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Nonperforming assets decreased $1.0 million from $2.1 million as of June 30, 2022 to $1.1 million as of December 31, 2022. Nonaccrual loans decreased $1.1 million to $1.0 million as of December 31, 2022 and real estate owned increased $106 thousand to $106 thousand as of December 31, 2022.There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations combined with payoffs. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.19% and 0.28%, respectively, at December 31, 2022 compared to 0.38% and 0.60%, respectively at June 30, 2022.

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

	For the Three Months Ended
	December 31, 2022				December 31, 2021
	Average Balance		Interest and Dividends (1)	Yield/ Cost	Average Balance		Interest and Dividends (1)	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$371,035		$3,785	4.08%	$337,869		$3,722	4.41%
Investment securities	156,750		770	1.96	142,827		441	1.24
Investment securities, tax-free	6,664		38	2.28	15,029		86	2.29
Interest bearing deposits in other banks	891		8	3.56	6,981		2	0.11
Federal funds sold	71		1	4.04	40		0	0.13
Other interest-earning assets	1,950		23	4.68	1,033		14	5.38
Total interest-earning assets	537,361		4,625	3.44	503,779		4,265	3.39
Noninterest-earning assets	17,755				37,401
Total assets	$555,116				$541,180

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$90,785		$51	0.22%	$79,885		$26	0.13%
Money market deposits	93,436		90	0.38	85,365		31	0.14
Savings	50,244		7	0.06	47,030		9	0.08
Certificates of deposit	163,802		256	0.62	180,299		203	0.45
Total interest-bearing deposits	398,267		404	0.40	392,579		269	0.27
Federal funds purchased	473		4	3.76	—		—	—
Short term FHLB borrowings	25,478		232	3.61	—		—	—
Long term FHLB borrowings	2,510		10	1.58	5,000		19	1.52
Total interest-bearing liabilities	426,728		650	0.60	397,579		288	0.29
Noninterest bearing deposits	57,214				54,980
Other noninterest-bearing
liabilities	1,242				976
Total liabilities	485,184				453,535
Equity	69,932				87,645
Total liabilities and equity	$555,116				$541,180

Net interest income			$3,975				$3,977
Interest rate spread				2.84%				3.10%
Net interest margin				2.97%				3.16%
Average interest-earning assets to average interest-bearing liabilities	1.26	x			1.27	x

(1) - Categories that show zero are below $1 thousand.

	For the Six Months Ended
	December 31, 2022				December 31, 2021
	Average Balance		Interest and Dividends (1)	Yield/ Cost	Average Balance		Interest and Dividends (1)	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$361,941		$7,452	4.12%	$337,748		$7,168	4.24%
Investment securities	157,898		1,527	1.93	136,556		793	1.16
Investment securities, tax-free	6,901		79	2.29	15,043		172	2.29
Interest bearing deposits in other banks	1,813		23	2.52	13,934		12	0.17
Federal funds sold	62		1	3.45	62		0	0.12
Other interest-earning assets	1,620		28	3.43	1,205		19	3.13
Total interest-earning assets	530,235		9,110	3.44	504,548		8,164	3.24
Noninterest-earning assets	21,652				38,367
Total assets	$551,887				$542,915

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$92,759		$84	0.18%	$78,475		$53	0.13%
Money market deposits	92,963		132	0.28	83,862		63	0.15
Savings	50,978		15	0.06	45,743		19	0.08
Certificates of deposit	162,582		390	0.48	182,338		440	0.48
Total interest-bearing deposits	399,282		621	0.31	390,418		575	0.29
Federal funds purchased	559		9	3.08	—		—	—
Short term FHLB borrowings	17,293		284	3.26	4,583		4	0.16
Long term FHLB borrowings	2,500		20	1.59	5,000		38	1.52
Total interest-bearing liabilities	419,634		934	0.44	400,001		617	0.31
Noninterest bearing deposits	57,782				53,886
Other noninterest-bearing
liabilities	1,087				909
Total liabilities	478,503				454,796
Equity	73,384				88,119
Total liabilities and equity	$551,887				$542,915

Net interest income			$8,176				$7,547
Interest rate spread				3.00%				2.93%
Net interest margin				3.09%				2.99%
Average interest-earning assets to average interest-bearing liabilities	1.26	x			1.26	x

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

	Three Months Ended			Six Months Ended
	December 31, 2022 Compared to 2021			December 31, 2022 Compared to 2021
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Loans	$256	$(193)	$63	$487	$(203)	$284
Investment securities	19	262	281	90	551	641
Interest bearing deposits in other banks	—	6	6	(1)	12	11
Federal funds sold	—	1	1	—	1	1
Other interest-earning assets	11	(2)	9	7	2	9
Total	286	74	360	583	363	946

Interest expense:
Deposits	4	131	135	13	33	46
Federal Funds Purchased	4	—	4	9	—	9
Short term FHLB borrowings	232	—	232	35	245	280
Long term FHLB borrowings	(10)	1	(9)	(20)	2	(18)
Total	230	132	362	37	280	317
Increase/(Decereas) in net interest income	$56	$(58)	$(2)	$546	$83	$629

Contractual Maturities and Interest Rate Sensitivity

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	Real Estate Loans
	One-to-Four Family	Multi-family	Home Equity	Non-Residential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$1,857	$—	$59	$570	$—	$3,805	$292	$566	$7,149
More than one to five years	9,038	—	396	15,706	2,037	14,252	2,435	518	44,382
More than five to fifteen years	41,738	149	6,241	7,134	478	2,571	89	27	58,427
More than fifteen years	246,325	199	281	94	—	22,075	—	62	269,036
Total	$298,958	$348	$6,977	$23,504	$2,515	$42,703	$2,816	$1,173	$378,994

Variable rate loans with greater than one year maturity	$73,319
Fixed rate loans with greater than one year maturity	298,526
$371,845

Comparison of Operating Results for the Three Months Ended December 31, 2022 and December 31, 2021

General. We reported net income of $1.1 million for the three months ended December 31, 2022 as compared to net income of $1.2 million for the three months ended December 31, 2021. Interest income increased $360 thousand for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 and interest expense increased $362 thousand, resulting in a net decrease to net interest income of $2 thousand. Noninterest income decreased $53 thousand for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Total noninterest expense decreased $62 thousand. Tax expense increased $97 thousand.

Interest Income. Interest income increased by $360 thousand to $4.6 million for the three months ended December 31, 2022. The yield on interest-earning assets increased five basis points from 3.39% for the three months ended December 31, 2021 to 3.44% for the three months ended December 31, 2022. Total average interest-earning assets increased by $33.6 million to $537.4 million for the three months ended December 31, 2022 from $503.8 million for the three months ended December 31, 2021.

Interest income on loans increased by $63 thousand to $3.8 million from $3.7 million for the three months ended December 31, 2022 and December 31, 2021, respectively. The yield on loans decreased 33 basis points from 4.41% for the three months ended December 31, 2021 to 4.08% for the three months ended December 31, 2022. The decrease in yield is primarily due to lower deferred fees recognized in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The average balance of loans increased by $33.2 million, or 9.8%, to $371.0 million for the three months ended December 31, 2022 from $337.9 million for the three months ended December 31, 2021. The increase in the average balance of our loans is reflective of increased originations offsetting normal loan repayments.

Interest income on investment securities increased $281 thousand, or 53.3%, to $808 thousand for the three months ended December 31, 2022 from $527 thousand for the three months ended December 31, 2021. This was the result of an increase of $5.6 million, or 3.5%, in the average balances of securities to $163.4 million from $157.9 million for the three months ended December 31, 2022 and 2021, respectively, combined with an increase in the total average yield of our investment securities of 64 basis points to 1.98% from 1.34%. The increase in average balances of our investment securities is reflective of our efforts during the past twelve months to invest in higher yielding assets. Our increased yields are reflective of overall higher investment rates that were available on purchases made during the prior twelve months.

Income on other interest earning assets increased by $16 thousand, or 98.3%, to $32 thousand for the three months ended December 31, 2022 from $16 thousand for the three months ended December 31, 2021. The average balance of other interest-earning assets decreased $5.1 million to $2.9 million for the three months ended December 31, 2022 from $8.1 million for the three months ended December 31, 2021 and the yield increased 357 basis points over the same period. The decrease in average balance was primarily due to money market funds being used to purchase higher yielding assets during the prior twelve months. The increase in yield was primarily a result of a shift in composition of earning assets in this category combined with an overall increase in market rates. Money market funds decreased resulting in a higher percentage of restricted equity securities, which earned higher rates during the three months ended December 31, 2022. Federal Funds rates increased due to an overall increase in market rates.

Interest Expense. Interest expense increased $362 thousand, or 125.7%, to $650 thousand for the three months ended December 31, 2022 from $288 thousand for the three months ended December 31, 2021. The average rate paid on interest bearing liabilities increased 31 basis points from 0.29% for the three months ended December 31, 2021 to 0.60% for the three months ended December 31, 2022.

Interest expense on deposits increased $135 thousand, or 50.2%, to $404 thousand for the three months ended December 31, 2022 from $269 thousand for the three months ended December 31, 2021. The average rate paid on interest bearing deposits increased 13 basis points from 0.27% for the three months ended December 31, 2021 to 0.40% for the three months ended December 31, 2022. The average balance of interest bearing deposits increased $5.7 million, or 1.5%, to $398.3 million for the three months ended December 31, 2022 from $392.6 million for the three months ended December 31, 2021.

Interest expense on certificates of deposit increased by $53 thousand, or 26.1%, to $256 thousand for the three months ended December 31, 2022 from $203 thousand for the three months ended December 31, 2021. The increase in interest expense on these deposits was attributable to an increase in the average cost on these deposits to 0.62% from 0.45%, offset by a $16.5 million decrease in average balances. The increase in interest cost on these deposits is due to an overall increase in market rates. The decrease in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on NOW, demand deposits, regular savings and other deposits increased by $23 thousand to $58 thousand for the three months ended December 31, 2022 from $35 thousand for the three months ended December 31, 2021. The increase in interest expense on these deposits was attributable to a $14.1 million increase in average balances, combined with an increase in the average cost on these deposits to 0.16% from 0.11%. The increase in interest cost on these deposits is due to an overall increase in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on money market deposits increased by $59 thousand, or 190.3%, to $90 thousand for the three months ended December 31, 2022 from $31 thousand for the three months ended December 31, 2021. The increase in interest expense on these deposits was attributable to an increase in the average cost on these deposits to 0.38% from 0.14% combined with a $8.1 million increase in average balances. The increase in interest cost on these deposits is reflective of an overall increase in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense for other borrowings increased by $227 thousand, or 1,186.8%, to $246 thousand for the three months ended December 31, 2022 from $19 thousand for the three months ended December 31, 2021. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. The increase in interest expense on other borrowings was attributable to an increase in the average cost of the borrowings to 3.43% from 1.52% combined with a $23.5 million increase in average balances. The increase in the cost of these borrowings is reflective of an overall increase in market rates. The increase in the average balance of these borrowings is reflective of funding needs for loan growth.

Net Interest Income. Net interest income before the provision for loan losses decreased by $2 thousand, or 0.05%, to $4.0 million for the three months ended December 31, 2022. Our interest rate spread and net interest margin decreased to 2.84% and 2.96%, from 3.10% and 3.16%, for the three months ended December 31, 2022 and December 31, 2021, respectively. The increase in income on earning assets was less than the increase in cost of interest bearing liabilities, resulting in the decrease in net interest margin for the three months ended December 31, 2022.

Provision for Loan Losses. We recorded a $50 thousand provision for loan losses for the three months ended December 31, 2022 and no provision for the three months ended December 31, 2021. There were no charge-offs for the three months ended December 31, 2022 or for the three months ended December 31, 2021. The provision for the three months ended December 31, 2022 is primarily due to the growth of the loan portfolio balance.

Our total allowance for loan losses was $1.4 million, or 0.38% of total gross loans as of December 31, 2022 and $1.3 million, or 0.39%, of total gross loans as of June 30, 2022. There were no specifically identified impaired loans at December 31, 2022 or June 30, 2022. Total loans individually evaluated for impairment decreased $970 thousand, or 68.0%, to $456 thousand at December 31, 2022 compared to $1.4 million at June 30, 2022.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2022 and 2021. There have been no changes to our allowance for loan loss methodology during three months ended December 31, 2022.

Noninterest Income. Noninterest income decreased $53 thousand, or 13.2%, to $350 thousand for the three months ended December 31, 2022 from $403 thousand for the three months ended December 31, 2021. The net gain on sale of mortgage loans reflected a $2 thousand loss for the three months ended December 31, 2022 and a $42 thousand gain for the three months ended December 31, 2021. Loan sales declined due to a decrease in demand brought on by the increased rate environment. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2022 decreased by $62 thousand, or 2.1%, to $2.9 million for three months ended December 31, 2022 from $3.0 million for the three months ended December 31, 2021. Salaries and employee benefits decreased $64 thousand due to reduced ESOP costs, as the ESOP loan was fully repaid in December 2022, and higher deferred loan costs. Data processing increased $20 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees decreased $23 thousand due to normal periodic fluctuations. For the three months ended December 31, 2022, we recognized a gain in the value of the loan servicing asset of $17 thousand compared to a $11 thousand gain for the three months ended December 31, 2021. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $97 thousand, or 66.0%, to $244 thousand for the three months ended December 31, 2022 from $147 thousand for the three months ended December 31, 2021. This was primarily due to a smaller permanent tax benefit being recognized during the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, which was a result of fewer nonqualified stock options being exercised during the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. Our effective income tax rate was 18.2% and 10.6% for the three months ended December 31, 2022 and 2021, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2022 and December 31, 2021

General. We reported net income of $2.4 million for the six months ended December 31, 2022 as compared to net income of $2.0 million for the six months ended December 31, 2021. Interest income increased $946 thousand for the six months ended December 31, 2022 compared to the six months ended December 31, 2021 and interest expense increased $317 thousand, resulting in a net increase to net interest income of $629 thousand. Noninterest income increased $26 thousand for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. Total noninterest expense decreased $149 thousand. Tax expense increased $276 thousand.

Interest Income. Interest income increased by $946 thousand to $9.1 million for the six months ended December 31, 2022. The yield on interest-earning assets increased 20 basis points from 3.24% for the six months ended December 31, 2021 to 3.44% for the six months ended December 31, 2022. Total average interest-earning assets increased by $25.7 million to $530.2 million for the six months ended December 31, 2022 from $504.5 million for the six months ended December 31, 2021.

Interest income on loans increased by $284 thousand to $7.5 million from $7.2 million for the six months ended December 31, 2022 and December 31, 2021, respectively. The yield on loans decreased 12 basis points from 4.24% for the six months ended December 31, 2021 to 4.12% for the six months ended December 31, 2022. The decrease in yield is primarily due to lower deferred fees recognized in the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The average balance of loans increased by $24.2 million, or 7.2%, to $361.9 million for the six months ended December 31, 2022 from $337.7 million for the six months ended December 31, 2021. The increase in the average balance of our loans is reflective of increased originations offsetting normal loan repayments.

Interest income on investment securities increased $641 thousand, or 66.4%, to $1.6 million for the six months ended December 31, 2022 from $965 thousand for the six months ended December 31, 2021. This was the result of an increase of $13.2 million, or 8.7%, in the average balances of securities to $164.8 million from $151.6 million for the six months ended December 31, 2022 and 2021, respectively, combined with an increase in the total average yield of our investment securities of 68 basis points to 1.95% from 1.27%. The increase in average balances of our investment securities is reflective of our efforts during the past twelve months to invest in higher yielding assets. Our increased yields are reflective of overall higher investment rates that were available on purchases made during the prior twelve months.

Income on other interest earning assets increased by $21 thousand, or 68.0%, to $52 thousand for the six months ended December 31, 2022 from $31 thousand for the six months ended December 31, 2021. The average balance of other interest-earning assets decreased $11.7 million to $3.5 million for the six months ended December 31, 2022 from $15.2 million for the six months ended December 31, 2021 and the yield increased 257 basis points over the same period. The decrease in average balance was primarily due to money market funds being used to purchase higher yielding assets during the prior twelve months. The increase in yield was primarily a result of a shift in composition of earning assets in this category combined with an overall increase in market rates. Money market funds decreased resulting in a higher percentage of restricted equity securities, which earned higher rates during the six months ended December 31, 2022. Federal Funds rates increased due to an overall increase in market rates.

Interest Expense. Interest expense increased $317 thousand, or 51.4%, to $934 thousand for the six months ended December 31, 2022 from $617 thousand for the six months ended December 31, 2021. The average rate paid on interest bearing liabilities increased 13 basis points from 0.31% for the six months ended December 31, 2021 to 0.44% for the six months ended December 31, 2022.

Interest expense on deposits increased $46 thousand, or 8.0%, to $621 thousand for the six months ended December 31, 2022 from $575 thousand for the six months ended December 31, 2021. The average rate paid on interest bearing deposits increased two basis points from 0.29% for the six months ended December 31, 2021 to 0.31% for the six months ended December 31, 2022. The average balance of interest bearing deposits increased $8.9 million, or 2.3%, to $399.3 million for the six months ended December 31, 2022 from $390.4 million for the six months ended December 31, 2021.

Interest expense on certificates of deposit decreased by $50 thousand, or 11.4%, to $390 thousand for the six months ended December 31, 2022 from $440 thousand for the six months ended December 31, 2021. The decrease in interest expense on these deposits was attributable to a stable average cost on these deposits of 0.48% for the six months ended December 31, 2022 and December 31, 2021, combined with a $19.8 million decrease in average balances. The decrease in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on NOW, demand deposits, regular savings and other deposits increased by $27 thousand to $99 thousand for the six months ended December 31, 2022 from $72 thousand for the six months ended December 31, 2021. The increase in interest expense on these deposits was attributable to a $19.5 million increase in average balances, combined with an increase in the average cost on these deposits to 0.14% from 0.11%. The increase in interest cost on these deposits is due to an overall increase in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on money market deposits increased by $69 thousand, or 109.5%, to $132 thousand for the six months ended December 31, 2022 from $63 thousand for the six months ended December 31, 2021. The increase in interest expense on these deposits was attributable to an increase in the average cost on these deposits to 0.28% from 0.15% combined with a $9.1 million increase in average balances. The increase in interest cost on these deposits is reflective of an overall increase in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense for other borrowings increased by $271 thousand, or 644.5%, to $313 thousand for the six months ended December 31, 2022 from $42 thousand for the six months ended December 31, 2021. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. The increase in interest expense on other borrowings was attributable to an increase in the average cost of the borrowings to 3.05% from 0.87% combined with a $10.8 million increase in average balances. The increase in the cost of these borrowings is reflective of an overall increase in market rates. The increase in the average balance of these borrowings is reflective of funding needs for loan growth.

Net Interest Income. Net interest income before the provision for loan losses increased by $629 thousand, or 8.3%, to $8.2 million for the six months ended December 31, 2022. Our interest rate spread and net interest margin increased to 2.99% and 3.09%, from 2.93% and 2.99%, for the six months ended December 31, 2022 and December 31, 2021, respectively. The increase in income on earning assets was more than the increase in cost of interest bearing liabilities, resulting in the increase in net interest margin for the six months ended December 31, 2022.

Provision for Loan Losses. We recorded a $100 thousand provision for loan losses for the six months ended December 31, 2022 and no provision for the six months ended December 31, 2021. There were no charge-offs for the six months ended December 31, 2022 or for the six months ended December 31, 2021. The provision for the six months ended December 31, 2022 is primarily due to the growth of the loan portfolio balance.

Our total allowance for loan losses was $1.4 million, or 0.38% of total gross loans as of December 31, 2022 and $1.3 million, or 0.39%, of total gross loans as of June 30, 2022. There were no specifically identified impaired loans at December 31, 2022 or June 30, 2022. Total loans individually evaluated for impairment decreased $970 thousand, or 68.0%, to $456 thousand at December 31, 2022 compared to $1.4 million at June 30, 2022.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended December 31, 2022 and 2021. There have been no changes to our allowance for loan loss methodology during six months ended December 31, 2022.

Noninterest Income. Noninterest income increased $26 thousand, or 3.2%, to $841 thousand for the six months ended December 31, 2022 from $815 thousand for the six months ended December 31, 2021. The net gain on sale of mortgage loans reflected a $6 thousand gain for the six months ended December 31, 2022 and a $149 thousand gain for the six months ended December 31, 2021. Loan sales declined due to a decrease in demand brought on by the increased rate environment. The change in the fair value of equity securities was a loss of $5 thousand for the six months ended December 31, 2022 compared to a loss of $49 thousand for the six months ended December 31, 2021. Gains or losses on the fair value of equity securities are market driven. There were $84 thousand in losses on the sale of securities for the six months ended December 31, 2022, and no sale of securities for the six months ended December 31, 2021. Securities were sold during the six months ended December 31, 2022 to adjust the investment portfolio to yield higher net earnings going forward. The net gain on payoff of purchase credit impaired loans was $189 thousand for the six months ended December 31, 2022 due to the liquidation of one loan. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2022 decreased by $149 thousand, or 2.5%, to $5.8 million for six months ended December 31, 2022 from $6.0 million for the six months ended December 31, 2021. Salaries and employee benefits decreased $161 thousand due to reduced ESOP costs, as the ESOP loan was fully repaid in December 2022, and higher deferred loan costs. Data processing increased $38 thousand due to routine upgrades and volume increases in the current period. Professional and supervisory fees decreased $3 thousand due to normal periodic fluctuations. For the six months ended December 31, 2022, we recognized a gain in the value of the loan servicing asset of $19 thousand compared to a $3 thousand loss for the six months ended December 31, 2021. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $276 thousand, or 75.8%, to $640 thousand for the six months ended December 31, 2022 from $364 thousand for the six months ended December 31, 2021. This was primarily due to a smaller permanent tax benefit being recognized during the six months ended December 31, 2022 as compared to the six months ended December 31, 2021, which was a result of fewer nonqualified stock options being exercised during the six months ended December 31, 2022 as compared to the six months ended December 31, 2021. Our effective income tax rate was 20.8% and 15.4% for the six months ended December 31, 2022 and 2021, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. Our liquidity monitoring process is designed to contend with changing economic situations, which would include the COVID-19 pandemic. We have therefore not changed our daily or long-term liquidity management procedures. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Treasury and Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets, as of December 31, 2022, or approximately $137.8 million as of that date, with a remaining availability of $100.8 million as of December 31, 2022.

Common Stock Dividends. On August 25, 2022 and November 23, 2022, the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

(c)   Issuer Repurchases.

There were no stock repurchases during the second quarter of fiscal 2023. The Company currently does not have a repurchase plan in place.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language):

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

44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oconee Federal Financial Corp.

Date: February 13, 2023

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Executive Vice President and Chief Financial Officer