Form 10-Q
period 2023-03-31
Oconee Federal Financial Corp.
filed 2023-05-12
CIK 1501078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

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

As of May 5, 2023, the registrant had 5,609,268 shares of common stock, $0.01 par value per share, outstanding.

OCONEE FEDERAL FINANCIAL CORP.

Form 10-Q Quarterly Report

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

PART I

ITEM 1.	FINANCIAL STATEMENTS

	March 31, 2023 (unaudited)	June 30, 2022
ASSETS
Cash and due from banks	$6,174	$2,327
Interest-earning deposits	1,392	7,406
Fed funds sold	102	—
Total cash and cash equivalents	7,668	9,733
Securities available-for-sale	138,013	151,299
Loans	401,727	345,112
Allowance for loan losses	(1,489)	(1,339)
Net loans	400,238	343,773
Loans held for sale, at fair value	—	152
Premises and equipment, net	8,272	8,579
Accrued interest receivable
Loans	1,083	944
Investments	363	468
Restricted equity securities, at cost	2,651	1,189
Bank owned life insurance	20,754	20,398
Goodwill	2,593	2,593
Core deposit intangible	35	74
Loan servicing rights	386	345
Deferred tax assets	5,546	4,678
Other assets	544	567
Total assets	$588,146	$544,792

LIABILITIES
Deposits
Noninterest - bearing	$56,803	$60,697
Interest - bearing	414,152	398,985
Total deposits	470,955	459,682
Federal Home Loan Bank advances	42,000	9,000
Accrued interest payable and other liabilities	1,584	853
Total liabilities	514,539	469,535

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,606,648 and 6,605,109 shares outstanding, respectively	66	66
Treasury stock, at par, 997,380 and 997,380 shares, respectively	(10)	(10)
Additional paid-in capital	6,105	6,055
Retained earnings	84,173	82,790
Accumulated other comprehensive loss	(16,727)	(13,588)
Unearned ESOP shares	—	(56)
Total shareholders’ equity	73,607	75,257
Total liabilities and shareholders’ equity	$588,146	$544,792

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest and dividend income:
Loans, including fees	$4,069	$3,392	$11,521	$10,560
Securities, taxable	762	543	2,290	1,336
Securities, tax-exempt	38	86	117	257
Other interest-earning assets	81	7	132	38
Total interest income	4,950	4,028	14,060	12,191

Interest expense:
Deposits	1,184	228	1,805	802
Other borrowings	372	19	685	61
Total interest expense	1,556	247	2,490	863

Net interest income	3,394	3,781	11,570	11,328

Provision for loan losses	50	—	150	—
Net interest income after provision for loan losses	3,344	3,781	11,420	11,328

Noninterest income:
Service charges on deposit accounts	106	101	329	304
Income on bank owned life insurance	127	121	356	348
Mortgage servicing income	22	27	66	85
Gain on sale of mortgage loans	—	33	12	182
ATM & debit card income	116	106	341	329
Change in fair value of equity securities, net	4	—	(1)	(49)
Loss on sale of securities, net	—	—	(84)	—
Gain on payoff of purchase credit impaired loans	51	70	240	70
Other	7	6	15	11
Total noninterest income	433	464	1,274	1,280

Noninterest expense:
Salaries and employee benefits	1,730	1,689	4,980	5,101
Occupancy and equipment	460	468	1,427	1,443
Data processing	297	266	836	768
ATM & debit card expense	101	86	260	256
Professional and supervisory fees	121	113	355	349
Office expense	42	39	156	131
Advertising	59	61	190	196
FDIC deposit insurance	38	36	108	105
Foreclosed assets, net	(37)	—	(36)	(1)
Change in loan servicing asset	(22)	(42)	(41)	(39)
Other	191	181	587	579
Total noninterest expense	2,980	2,897	8,822	8,888

Income before income taxes	797	1,348	3,872	3,720
Income tax expense	169	304	809	669

Net income	$628	$1,044	$3,063	$3,051

Other comprehensive income/(loss)
Unrealized gains/(losses) on securities available-for-sale	$2,378	$(9,871)	$(4,056)	$(11,715)
Tax effect	(501)	2,073	851	2,460
Reclassification adjustment for losses realized in net income	—	—	84	—
Tax effect	—	—	(18)	—
Total other comprehensive income/(loss)	1,877	(7,798)	(3,139)	(9,255)
Comprehensive income/(loss)	$2,505	$(6,754)	$(76)	$(6,204)

Basic net income per share: (Note 3)	$0.11	$0.19	$0.55	$0.55
Diluted net income per share: (Note 3)	$0.11	$0.19	$0.55	$0.55
Dividends declared per share:	$0.10	$0.10	$0.30	$0.30

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

For the three months ended March 31, 2023 and March 31, 2022

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at December 31, 2021	$66	$(10)	$6,410	$81,816	$(516)	$(109)	$87,657
Net income	—	—	—	1,044	—	—	1,044
Other comprehensive loss	—	—	—	—	(7,798)	—	(7,798)
Purchase of 16,582 shares of treasury stock(1)	—	—	(410)	—	—	—	(410)
Stock-based compensation expense	—	—	22	—	—	—	22
Dividends	—	—	12	(557)	—	—	(545)
ESOP shares earned	—	—	24	—	—	26	50
Balance at March 31, 2022	$66	$(10)	$6,058	$82,303	$(8,314)	$(83)	$80,020

Balance at December 31, 2022	$66	$(10)	$6,087	$84,105	$(18,604)	$—	$71,644
Net income	—	—	—	628	—	—	628
Other comprehensive income	—	—	—	—	1,877	—	1,877
Stock-based compensation expense	—	—	18	—	—	—	18
Dividends	—	—	—	(560)	—	—	(560)
Balance at March 31, 2023	$66	$(10)	$6,105	$84,173	$(16,727)	$—	$73,607

(1)	The weighted average cost of treasury shares purchased during the three months ended March 31, 2022 was $23.17 per share. Treasury stock repurchases were accounted for using the par value method.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)
(Amounts in thousands, except share and per share data)

For the nine months ended March 31, 2023 and March 31, 2022

					Accumulated
			Additional		Other	Unearned
	Common	Treasury	Paid-In	Retained	Comprehensive	ESOP
	Stock	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at June 30, 2021	$66	$(10)	$6,400	$80,915	$941	$(212)	$88,100
Net income	—	—	—	3,051	—	—	3,051
Other comprehensive loss	—	—	—	—	(9,255)	—	(9,255)
Purchase of 24,472 shares of treasury stock(1)	—	—	(598)	—	—	—	(598)
Stock-based compensation expense	—	—	83	—	—	—	83
Dividends(2)	—	—	12	(1,663)	—	—	(1,651)
ESOP shares earned	—	—	161	—	—	129	290
Balance at March 31, 2022	$66	$(10)	$6,058	$82,303	$(8,314)	$(83)	$80,020

Balance at June 30, 2022	$66	$(10)	$6,055	$82,790	$(13,588)	$(56)	$75,257
Net income	—	—	—	3,063	—	—	3,063
Other comprehensive loss	—	—	—	—	(3,139)	—	(3,139)
Stock-based compensation expense	—	—	59	—	—	—	59
Dividends(3)	—	—	2	(1,680)	—	—	(1,678)
ESOP shares earned	—	—	(11)	—	—	56	45
Balance at March 31, 2023	$66	$(10)	$6,105	$84,173	$(16,727)	$—	$73,607

(1)	The weighted average cost of treasury shares purchased during the nine months ended March 31, 2022 was $23.39 per share. Treasury stock repurchases were accounted for using the par value method.

(2)	Approximately $75 of cash dividends paid on shares in the ESOP was used as an additional principal reduction on the ESOP debt, resulting in the release of approximately 6,900 additional shares. The portion of the dividend paid on allocated shares of approximately $63 and resulting release of approximately 6,400 shares, was treated as a dividend. The portion of the dividend paid on unallocated shares of approximately $12 and resulting release of approximately 500 shares, and was accounted for as additional compensation expense for the nine months ended March 31, 2022.

(3)	Upon the final payment on the ESOP debt, approximately $113 was principal reduction resulting in the release of approximately 10,700 additional shares. The portion of the payment on allocated shares of approximately $110 and resulting release of approximately 10,600 shares was treated as a dividend. The portion of the payment on unallocated shares of approximately $3 and resulting release of approximately 100 shares, and was accounted for as additional compensation expense for the nine months ended March 31, 2023.

See accompanying notes to the consolidated financial statements

OCONEE FEDERAL FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	March 31, 2023	March 31, 2022
Cash Flows From Operating Activities
Net income	$3,063	$3,051
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	—
Depreciation and amortization, net	738	1,345
Net amortization/(accretion) of purchase accounting adjustments	104	(83)
Deferred income tax benefit	(119)	(51)
Net gain on sale of real estate owned	(39)	—
Change in loan servicing asset	(41)	(39)
Net loss on sales of securities	84	—
Mortgage loans originated for sale	(859)	(8,770)
Mortgage loans sold	1,023	9,116
Gain on sales of mortgage loans	(12)	(182)
Change in fair value of equity securities	1	49
Increase in cash surrender value of bank owned life insurance	(356)	(348)
Gain on payoff of purchased credit impaired loans	(240)	(70)
ESOP shares earned	56	290
Stock based compensation expense	59	83
Net change in operating assets and liabilities:
Accrued interest receivable and other assets	(22)	178
Accrued interest payable and other liabilities	731	114
Net cash provided by operating activities	4,321	4,683
Cash Flows From Investing Activities
Purchases of premises and equipment	(102)	(145)
Purchases of securities available-for-sale	(11,150)	(53,282)
Proceeds from maturities, paydowns and calls of securities available-for-sale	9,124	23,807
Proceeds from sales of securities available-for-sale	11,049	—
Sales of restricted equity securities	851	375
Purchases of restricted equity securities	(2,313)	(6)
Proceeds from sale of real estate owned	145	—
Loan originations and repayments, net	(56,585)	3,120
Net cash used in investing activities	(48,981)	(26,131)
Cash Flows from Financing Activities
Net change in deposits	11,273	14,518
Proceeds from notes payable to FHLB	53,500	—
Repayment of notes payable to FHLB	(20,500)	(10,000)
Dividends paid	(1,678)	(1,651)
Purchase of treasury stock	—	(598)
Net cash provided by financing activities	42,595	2,269
Change in cash and cash equivalents	(2,065)	(19,179)
Cash and cash equivalents, beginning of period	9,733	30,649
Cash and cash equivalents, end of period	$7,668	$11,470

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2023 and June 30, 2022 and the results of operations and cash flows for the interim periods ended March 31, 2023 and 2022. All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2023 or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.

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

Accounting Standards Update (“ASU”) 2023-01, “Leases (Topic 842): Common Control Arrangements”. Issued in March 2023, the FASB amended the Leases topic in the Accounting Standards Codification to provide a practical expedient for private companies and not-for-profit entities that are not conduit bond obligors to use the written terms and conditions of a common control arrangement to determine whether a lease exists and, if so, the classification of and accounting for that lease. The amendments also change the guidance for public and private companies to require that leasehold improvements be amortized over the useful life of those improvements to the common control group regardless of the lease term. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. Issued in December 2022, the FASB issued amendments to extend the period of time preparers can use the reference rate reform relief guidance under Accounting Standards Codification (ASC) Topic 848 from December 31, 2022, to December 31, 2024, to address the fact that all London Interbank Offered Rate (LIBOR) tenors were not discontinued as of December 31, 2021, and some tenors will be published until June 2023. The amendments are effective immediately for all entities and applied prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

There have been no accounting standards that have been issued or proposed by the FASB or other standards-setting bodies during the quarter ended March 31, 2023 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company continues to evaluate the impact of standards previously issued and not yet effective, and has no changes in its assessment since filing the Annual Report on Form 10-K.

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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Earnings per share
Net income	$628	$1,044	$3,063	$3,051
Less: distributed earnings allocated to participating securities	(1)	(1)	(3)	(4)
Less: (undistributed income) dividends in excess of earnings allocated to participating securities	—	(1)	(2)	(3)
Net earnings available to common shareholders	$627	$1,042	$3,058	$3,044

Weighted average common shares outstanding including participating securities	5,609,268	5,590,270	5,608,953	5,590,947
Less: participating securities	(9,200)	(12,000)	(9,200)	(12,000)
Less: average unearned ESOP shares	—	(9,362)	(2,677)	(9,824)
Weighted average common shares outstanding	5,600,068	5,568,908	5,597,076	5,569,123
Basic earnings per share	$0.11	$0.19	$0.55	$0.55

Weighted average common shares outstanding	5,600,068	5,568,908	5,597,076	5,569,123
Add: dilutive effects of assumed exercises of stock options	3,163	4,862	3,721	4,701
Average shares and dilutive potential common shares	5,603,231	5,573,770	5,600,797	5,573,824
Diluted earnings per share	$0.11	$0.19	$0.55	$0.55

For the three and the nine months ended March 31, 2023 and 2022, 21,200 options were considered anti-dilutive as the exercise price was in excess of the average market price.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE

Debt, mortgage-backed and equity securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consists of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at March 31, 2023 and June 30, 2022 are as follows:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$13	$33
Municipal securities	8,670	—	(338)	—	8,332
CMOs	12,729	—	(1,655)	—	11,074
U.S. Government agency mortgage-backed securities	125,366	—	(17,283)	—	108,083
U.S. Treasury and Government agency bonds	12,388	—	(1,897)	—	10,491
Total available-for-sale	$159,173	$—	$(21,173)	$13	$138,013

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Change in Fair Value Equity Securities	Fair Value
Available-for-sale:
FHLMC common stock	$20	$—	$—	$14	$34
Certificates of deposit	1,247	2	—	—	1,249
Municipal securities	16,991	3	(397)	—	16,597
CMOs	14,145	—	(1,081)	—	13,064
U.S. Government agency mortgage-backed securities	123,652	—	(14,048)	—	109,604
U.S. Treasury and Government agency bonds	12,431	—	(1,680)	—	10,751
Total available-for-sale	$168,486	$5	$(17,206)	$14	$151,299

Securities pledged at March 31, 2023 and June 30, 2022 had fair values of $55,427 and $19,322, respectively. These securities were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

At March 31, 2023 and June 30, 2022, there were no holdings of securities of any one issuer, other than U.S. Government agencies and U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for twelve months or more at March 31, 2023 and June 30, 2022. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
March 31, 2023
Available-for-sale:
Municipal securities	$3,367	$(41)	7	$4,965	$(297)	14	$8,332	$(338)	21
CMOs	—	—	—	11,074	(1,655)	15	11,074	(1,655)	15
U.S. Government agency mortgage-backed securities	12,662	(499)	8	95,421	(16,784)	81	108,083	(17,283)	89
U.S. Treasury and Government agency bonds	—	—	—	10,491	(1,897)	7	10,491	(1,897)	7
	$16,029	$(540)	15	$121,951	$(20,633)	117	$137,980	$(21,173)	132

	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
June 30, 2022
Available-for-sale:
Municipal securities	$15,027	$(397)	41	$—	$—	—	$15,027	$(397)	41
CMOs	12,174	(972)	17	889	(109)	1	13,063	(1,081)	18
U.S. Government agency mortgage-backed securities	80,288	(9,197)	69	29,188	(4,851)	22	109,476	(14,048)	91
U.S. Treasury and Government agency bonds	3,822	(403)	2	6,930	(1,277)	5	10,752	(1,680)	7
	$111,311	$(10,969)	129	$37,007	$(6,237)	28	$148,318	$(17,206)	157

(1)	Actual amounts.

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

None of the unrealized losses at March 31, 2023 were recognized into net income for the three or nine months ended March 31, 2023 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at June 30, 2022 were recognized as having OTTI during the year ended June 30, 2022.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE-FOR-SALE (continued)

The following table presents the amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2023 and June 30, 2022 by contractual maturity.

	March 31, 2023		June 30, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$—	$—	$1,247	$1,249
Due from one to five years	1,447	1,407	4,756	4,727
Due after five years to ten years	18,584	16,556	22,244	20,391
Due after ten years	1,027	860	2,422	2,230
Mortgage-backed securities, CMOs and FHLMC stock(1)	138,115	119,190	137,817	122,702
Total available for sale	$159,173	$138,013	$168,486	$151,299

(1)	Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalty. Federal Home Loan Mortgage Corporation (“FHLMC”) common stock is not scheduled because it has no contractual maturity date.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
Available-for-sale:	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Proceeds	$—	$—	$11,049	$—
Gross gains	—	—	—	—
Gross losses	—	—	(84)	—

The tax benefit related to the net realized loss for the nine months ended March 31, 2023 was $18.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)   LOANS

The components of loans at March 31, 2023 and June 30, 2022 were as follows:

	March 31, 2023	June 30, 2022
Real estate loans:
One-to-four family	$310,347	$276,410
Multi-family	341	368
Home equity	7,978	4,803
Nonresidential	25,783	24,629
Agricultural	2,485	2,573
Construction and land	50,261	32,836
Total real estate loans	397,195	341,619
Commercial and industrial	3,326	2,313
Consumer and other loans	1,206	1,180
Total loans	$401,727	$345,112

The table above includes net deferred loan fees of $2,291 and $2,157 at March 31, 2023 and June 30, 2022, respectively.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)   LOANS (continued)

The following table presents the activity in the allowance for loan losses for the three and nine months ended March 31, 2023 by portfolio segment:

Three months March 31, 2023	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$1,016	$(15)	$—	$—	$1,001
Multi-family	3	—	—	—	3
Home equity	49	8	—	—	57
Nonresidential	152	16	—	—	168
Agricultural	15	—	—	—	15
Construction and land	172	32	—	—	204
Total real estate loans	1,407	41	—	—	1,448
Commercial and industrial	30	9	—	—	39
Consumer and other loans	2	—	—	—	2
Total loans	$1,439	$50	$—	$—	$1,489

Nine months ended March 31, 2023	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Real estate loans:
One-to-four family	$965	$36	$—	$—	$1,001
Multi-family	9	(6)	—	—	3
Home equity	34	23	—	—	57
Nonresidential	158	10	—	—	168
Agricultural	15	—	—	—	15
Construction and land	132	72	—	—	204
Total real estate loans	1,313	135	—	—	1,448
Commercial and industrial	24	15	—	—	39
Consumer and other loans	2	—	—	—	2
Total loans	$1,339	$150	$—	$—	$1,489

The following table presents the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2023:

	Ending Allowance on Loans:		Loans:
At March 31, 2023	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to-four family	$—	$1,001	$—	$310,347
Multi-family	—	3	—	341
Home equity	—	57	—	7,978
Nonresidential	—	168	445	25,338
Agricultural	—	15	—	2,485
Construction and land	—	204	—	50,261
Total real estate loans	—	1,448	445	396,750
Commercial and industrial	—	39	—	3,326
Consumer and other loans	—	2	—	1,206
Total loans	$—	$1,489	$445	$401,282

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)       LOANS (continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2023 and June 30, 2022, including the average recorded investment balance and interest earned for the nine months ended March 31, 2023 and the year ended June 30, 2022:

March 31, 2023
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$474	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	472	445	—	462	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	472	445	—	936	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$472	$445	$—	$936	$—

With recorded allowance:
Real estate loans:
One-to-four family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Home equity	—	—	—	—	—
Nonresidential	—	—	—	—	—
Agricultural	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Totals:
Real estate loans	$472	$445	$—	$936	$—
Consumer and other loans	—	—	—	—	—
Total	$472	$445	$—	$936	$—

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

Total past due loans and nonaccrual loans at March 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$2,372	$560	$173	$3,105	$307,242	$310,347	$416	$—
Multi-family	—	—	—	—	341	341	—	—
Home equity	42	—	46	88	7,890	7,978	46	—
Nonresidential	320	78	—	398	25,385	25,783	523	—
Agricultural	—	—	—	—	2,485	2,485	—	—
Construction and land	—	—	—	—	50,261	50,261	—	—
Total real estate loans	2,734	638	219	3,591	393,604	397,195	985	—
Commercial and industrial	—	—	—	—	3,326	3,326	—	—
Consumer and other loans	—	—	—	—	1,206	1,206	—	—
Total	$2,734	$638	$219	$3,591	$398,136	$401,727	$985	$—

Total past due and nonaccrual loans by portfolio segment at June 30, 2022:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to-four family	$2,632	$891	$696	$4,219	$272,191	$276,410	$1,401	$—
Multi-family	—	—	208	208	160	368	208	—
Home equity	17	—	—	17	4,786	4,803	—	—
Nonresidential	82	156	—	238	24,391	24,629	478	—
Agricultural	—	—	—	—	2,573	2,573	—	—
Construction and land	436	—	—	436	32,400	32,836	—	—
Total real estate loans	3,167	1,047	904	5,118	336,501	341,619	2,087	—
Commercial and industrial	—	—	—	—	2,313	2,313	—	—
Consumer and other loans	—	—	—	—	1,180	1,180	—	—
Total	$3,167	$1,047	$904	$5,118	$339,994	$345,112	$2,087	$—

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS (continued)

Troubled Debt Restructurings:

At March 31, 2023 and June 30, 2022, total loans that have been modified as troubled debt restructurings were $472 and $869, respectively, which consisted of one non-residential real estate loan and one one-to-four family first lien loan at March 31, 2023 and one non-residential real estate loan and two one-to-four family first lien loans at June 30, 2022. Additionally, there were no commitments to lend any additional amounts on any loan after the modification. No loans have been modified as troubled debt restructurings during the three and nine months ended March 31, 2023. No loans modified as troubled debt restructurings have defaulted since restructuring. All of these loans are on nonaccrual at March 31, 2023 and June 30, 2022. At March 31, 2023 and June 30, 2022, $445 and $839, respectively, were individually evaluated for impairment.

Allowance for Loan Loss:

There have been no changes to our allowance for loan loss methodology during the quarter ended March 31, 2023. Due to the increase in the size of the loan portfolio, a $50 provision for loan losses was recorded during the quarter ended March 31, 2023. We believe the recorded allowance is adequate as of March 31, 2023. We will continue to review and make adjustments as may be necessary. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three and nine months ended March 31, 2023 and March 31, 2022.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS (continued)

Based on the most recent analysis performed, the risk grade of loans by portfolio segment are presented in the following tables.

Total loans by risk grade and portfolio segment at March 31, 2023:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$307,326	$1,567	$713	$741	$—	$310,347
Multi-family	341	—	—	—	—	341
Home equity	7,871	61	—	46	—	7,978
Nonresidential	25,213	—	—	570	—	25,783
Agricultural	2,485	—	—	—	—	2,485
Construction and land	50,069	162	30	—	—	50,261
Total real estate loans	393,305	1,790	743	1,357	—	397,195
Commercial and industrial	3,326	—	—	—	—	3,326
Consumer and other loans	1,206	—	—	—	—	1,206
Total	$397,837	$1,790	$743	$1,357	$—	$401,727

Total loans by risk grade and portfolio segment at June 30, 2022:

	Pass	Pass-Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$268,631	$2,806	$2,412	$2,561	$—	$276,410
Multi-family	160	—	—	208	—	368
Home equity	4,603	193	—	7	—	4,803
Nonresidential	23,763	—	188	678	—	24,629
Agricultural	2,573	—	—	—	—	2,573
Construction and land	32,637	166	—	33	—	32,836
Total real estate loans	332,367	3,165	2,600	3,487	—	341,619
Commercial and industrial	2,313	—	—	—	—	2,313
Consumer and other loans	1,180	—	—	—	—	1,180
Total	$335,860	$3,165	$2,600	$3,487	$—	$345,112

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(6)	BORROWINGS

At March 31, 2023 and June 30, 2022, advances from the Federal Home Loan Bank were as follows:

	March 31, 2023
	Balance	Stated Interest Rate
FHLB advances due April 2023 through January 2025	$42,000	1.59% - 5.37%
Total	$42,000

	June 30, 2022
	Balance	Stated Interest Rate
FHLB advances due September 2021 through January 2025	$9,000	1.40% - 2.05%
Total	$9,000

Payments over the next five fiscal years are as follows:

2023	$39,500
2025	$2,500

The weighted average interest rate of all outstanding FHLB advances was 4.87% and 1.74% on March 31, 2023 and June 30, 2022, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by $51,469 and $14,779 of investment securities at March 31, 2023 and June 30, 2022, respectively. The Association has also pledged as collateral FHLB stock and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained. Based on this collateral, the Association is eligible to borrow up to a total of $141,640 at March 31, 2023.

There were no overnight borrowings at March 31, 2023 or June 30, 2022.

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

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no impaired loans with specific allocations at March 31, 2023 or June 30, 2022.

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

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Assets measured at fair value on a recurring basis at March 31, 2023 and June 30, 2022 are summarized below:

	Fair Value Measurements
	March 31, 2023		June 30, 2022
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Financial assets:
Securities available-for-sale:
FHLMC common stock	$33	$—	$34	$—
Certificates of deposit	—	—	1,249	—
Municipal securities	8,332	—	16,597	—
CMOs	11,074	—	13,064	—
U.S. Government agency mortgage-backed securities	108,083	—	109,604	—
U.S. Treasury and Government agency bonds	10,491	—	10,751	—
Total securities available-for-sale	138,013	—	151,299	—
Loan servicing rights	—	386	—	345
Total financial assets	$138,013	$386	$151,299	$345

There are no liabilities measured at fair value on a recurring basis.

The table below presents a reconciliation of all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended March 31, 2023 and 2022:

	Fair Value Measurements
	(Level 3)
	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights	Loan Servicing Rights
Balance at beginning of period:	$364	$302	$345	$305
Unrealized net gains included in net income	22	42	41	39
Balance at end of period:	$386	$344	$386	$344

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value at March 31, 2023 and June 30, 2022.

	Level 3 Quantitative Information
	March 31, 2023	June 30, 2022	Valuation	Unobservable
	Fair Value	Fair Value	Technique	Inputs	Range
Loan servicing rights	$386	$345	Discounted cash flows	Discount rate, estimated timing of cash flows	10.88% to 11.38%

There are no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2023 or June 30, 2022.

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheets approximate fair value. These items include cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2023 and June 30, 2022 are summarized below:

	March 31, 2023
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$138,013	$—	$138,013	$—	$138,013
Loans, net (1)	400,238	—	—	376,420	376,420
Loan servicing rights	386	—	—	386	386
Restricted equity securities	2,651	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$470,955	$—	$465,168	$—	$465,168
FHLB Advances	42,000	—	41,863	—	41,863

	June 30, 2022
	Carrying	Fair Value
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Securities available-for-sale	$151,299	$—	$151,299	$—	$151,299
Loans, net (1)	343,773	—	—	325,859	325,859
Loans held for sale(2)	152	—	—	152	152
Loan servicing rights	345	—	—	345	345
Restricted equity securities	1,189	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	$459,682	$—	$454,970	$—	$454,970
FHLB Advances	9,000	—	8,868	—	8,868

(1)	Carrying amount of loans is net of unearned income and the allowance. In accordance with the adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2023 and June 30, 2022 was measured using an exit price notion.
(2)	Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors and result in a Level 3 classification.

(8)	EMPLOYEE STOCK OWNERSHIP PLAN

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

Participants receive the shares at the end of employment. The Company makes contributions to the ESOP each December. There were no discretionary contributions made to the ESOP for debt retirement in 2022 or 2021. There was no ESOP compensation expense for the three months ended March 31, 2023. Total ESOP compensation expense for the nine months ended March 31, 2023 was $3. Total ESOP compensation for the three and nine months ended March 31, 2022 was $62 and $252, respectively. The ESOP loan was repaid in full in December 2022.

Shares held by the ESOP at March 31, 2023 and June 30, 2022 were as follows:

	March 31, 2023	June 30, 2022
Committed to be released to participants	—	5,355
Allocated to participants	168,630	163,220
Unearned	—	5,354
Total ESOP shares	168,630	173,929

Fair value of unearned shares	$—	$76

(9)	STOCK BASED COMPENSATION

In 2012, the shareholders of Oconee Federal Financial Corp. approved the Oconee Federal Financial Corp. 2012 Equity Incentive Plan (the “Plan”) for employees and directors of the Company. The Plan authorizes the issuance of up to 435,472 shares of the Company’s common stock, with no more than 124,420 of shares as restricted stock awards and 311,052 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan could not be less than the fair market value on the date the stock option was granted. The compensation committee of the board of directors had sole discretion to determine the amount and to whom equity incentive awards were granted. The Plan remains in effect as long as any awards or options are outstanding. However, the ability to grant awards or options ceased as of April 5, 2022.

The following table summarizes stock option activity for the nine months ended March 31, 2023:

	Options	Weighted- Average Exercise Price/Share	Aggregate Intrinsic Value(1)
Outstanding - June 30, 2022	49,900	$22.48
Granted	—	—
Exercised	(6,000)	19.40
Forfeited	—	—
Outstanding - March 31, 2023	43,900	$22.90	$—
Fully vested and exercisable at March 31, 2023	32,700	$22.20	$—
Expected to vest in future periods	11,200
Fully vested and expected to vest - March 31, 2023	43,900	$22.90	$—

(1)	The intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The current market price was based on the closing price of common stock of $18.50 per share on March 31, 2023.

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

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. There were 3,302 and 4,071 options that were earned during the nine months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense for stock options for the three and nine months ended March 31, 2023 was $4 and $13, respectively, and for the three and nine months ended March 31, 2022 was $5 and $15, respectively. Total unrecognized compensation cost related to stock options was $37 at March 31, 2023 and is expected to be recognized over a weighted-average period of 2.8 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2023 and March 31, 2022.

	March 31, 2023	March 31, 2022
Balance - beginning of year	9,700	14,300
Granted	—	—
Forfeited	—	—
Vested	(500)	(2,300)
Balance - end of period	9,200	12,000
Weighted average grant date fair value	$23.16	$23.00

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended March 31, 2023 was $14 and $46, respectively, and for the three and nine months ended March 31, 2022 was $18 and $67, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $172 at March 31, 2023 and is expected to be recognized over a weighted-average period of 3.2 years.

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

The principal balances of those loans at March 31, 2023 and June 30, 2022 are as follows:

	March 31, 2023	June 30, 2022
Mortgage loan portfolio serviced for:
FHLMC	$35,669	$39,476

Custodial escrow balances maintained in connection with serviced loans were $341 and $453 at March 31, 2023 and June 30, 2022.

Activity for loan servicing rights for the three and nine months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Loan servicing rights:
Beginning of period:	$364	$302	$345	$305
Change in fair value	22	42	41	39
End of period:	$386	$344	$386	$344

Fair value at March 31, 2023 was determined using a discount rate of 11.38%, prepayment speed assumptions ranging from 3.57% to 12.49% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 3.0%.  Fair value at March 31, 2022 was determined using a discount rate of 9.75%, prepayment speed assumptions ranging from 7.09% to 11.30% Conditional Prepayment Rate (“CPR”) depending on the loans’ coupon, term and seasoning, and a weighted average default rate of 4.0%.

(11)	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended March 31, 2023 and 2022 is as follows:

	March 31, 2023	March 31, 2022
Cash paid during the period for:
Interest paid	$2,488	$861
Income taxes paid	$1,095	$580
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$106	$—
Change in unrealized gain/loss on securities available-for-sale	$(4,056)	$(11,715)

OCONEE FEDERAL FINANCIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(12)	SUBSEQUENT EVENTS

Dividend Declared

On April 27, 2023, the Board of Directors of Oconee Federal Financial Corp. declared a quarterly cash dividend of $0.10 per share of Oconee Federal Financial Corp.’s common stock. The dividend is payable to stockholders of record as of May 11, 2023, and will be paid on or about May 25, 2023.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations in response to changes in economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

●	the effects of the recent turmoil in the banking industry (including the failure of three financial institutions);

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

●	significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

●	changes in liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;

●	use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	increased competition among depository and other financial institutions;

●	our ability to attract and maintain deposits, including introducing new deposit products;

●	inflation and changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	our ability to successfully implement our business strategies, including attracting and maintaining deposits and introducing new financial products;

●	risks related to high concentration of loans secured by real estate located in our market areas;

●	changes in the level of government support of housing finance;

●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

●	changes in the ability of third-party providers to perform their obligations to us;

●	technological changes that may be more difficult or expensive than expected;

●	cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems;

●	the effect of any global or national war, conflict or act of terrorism;

●	our reliance on a small executive staff;

●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

●	the social and economic effects of any pandemic;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

●	the effects of actual government shutdowns;

●	the ability of the U.S. government to manage federal debt limits;

●	other changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Critical Accounting Policies

There were no material changes to the critical accounting policies as disclosed in the Annual Report on Form 10-K for Oconee Federal Financial Corp. for the year ended June 30, 2022, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at March 31, 2023 and June 30, 2022

Our total assets increased by $43.4 million, or 8.0%, to $588.1 million at March 31, 2023 from $544.8 million at June 30, 2022.

Total cash and cash equivalents decreased $2.1 million, or 21.2%, to $7.7 million at March 31, 2023 from $9.7 million at June 30, 2022. The decrease in cash and cash equivalents was due to normal periodic fluctuations.

Our available-for-sale securities portfolio decreased by $13.3 million from $151.3 million at June 30, 2022 to $138.0 million at March 31, 2023. The decrease in securities classified as available-for-sale was primarily a result of unrealized losses in the portfolio due to the rising interest rate environment.

Gross loans increased $56.6 million, or 16.4%, to $401.7 million at March 31, 2023 from $345.1 million at June 30, 2022. This increase was primarily a result of loan originations generally outpacing loan repayments during the nine months ended March 31, 2023.

Restricted equity securities increased by $1.5 million from $1.2 million at June 30, 2022 to $2.7 million at March 31, 2023. The increase was a result of an increase in FHLB stock associated with increased FHLB borrowings.

Deferred tax assets increased by $868 thousand from $4.7 million at June 30, 2022 to $5.5 million at March 31, 2023. The increase was primarily a result of the unrealized losses in the securities portfolio due to the rising interest rate environment.

Deposits increased $11.3 million, or 2.5%, to $471.0 million at March 31, 2023 from $459.7 million at June 30, 2022. The increase in deposits was due to normal periodic fluctuations. Oconee Federal, MHC’s cash is held on deposit with the Association. We generally do not accept brokered deposits and no brokered deposits were accepted during the nine months ended March 31, 2023.

FHLB advances increased $33.0 million, or 366.7%, to $42.0 million at March 31, 2023 from $9.0 million at June 30, 2022. The increase was due to funding needs for loan growth. We have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of our total assets as of March 31, 2023, or approximately $141.6 million. We had no federal funds purchased as of March 31, 2023 or as of June 30, 2022.

Total shareholders’ equity decreased $1.7 million, or 2.2%, to $73.6 million at March 31, 2023 compared to $75.3 million at June 30, 2022. The decrease was primarily the result of net income for the nine months ended March 31, 2023 of $3.1 million being offset by $3.1 million in other comprehensive loss, and $1.7 million in dividends distributed. The other comprehensive loss is attributed to unrecognized losses in the investment portfolio due to rising market rates. The Association exceeded all regulatory capital requirements at March 31, 2023 and June 30, 2022.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2023	June 30, 2022
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$416	$1,401
Multi-family	—	208
Home equity	46	—
Nonresidential	523	478
Agricultural	—	—
Construction and land	—	—
Total real estate loans	985	2,087
Commercial and industrial	—	—
Consumer and other loans	—	—
Total nonaccrual loans	$985	$2,087
Accruing loans past due 90 days or more:
Real estate loans	$—	$—
Commercial and industrial	—	—
Consumer and other loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of nonaccrual and 90 days or more past due loans	$985	$2,087
Real estate owned, net:
One-to-four family	$—	$—
Nonresidential	—	—
Construction and land	—	—
Other nonperforming assets	—	—
Total nonperforming assets	$985	$2,087

Accruing troubled debt restructurings	$—	$—
Troubled debt restructurings and total nonperforming assets	$985	$2,087

Total nonperforming loans to total loans	0.25%	0.60%
Total nonperforming assets to total assets	0.17%	0.38%
Total nonperforming assets to loans and real estate owned	0.25%	0.60%

All nonperforming loans in the table above were classified either as substandard or doubtful. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Nonperforming assets, which were comprised entirely of nonaccrual loans, decreased $1.1 million from $2.1 million as of June 30, 2022 to $1.0 million as of March 31, 2023. There were no accruing loans past due 90 days or more at either date. The decrease in nonaccrual loans primarily related to normal monthly fluctuations combined with payoffs. Nonperforming assets to total assets and nonperforming assets to loans and real estate owned were 0.17% and 0.25%, respectively, at March 31, 2023 compared to 0.38% and 0.60%, respectively at June 30, 2022.

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

	For the Three Months Ended March 31,
	2023				2022
	Average Balance		Interest and Dividends(1)	Yield/ Cost	Average Balance		Interest and Dividends(1)	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$386,825		$4,069	4.21%	$336,536		$3,392	4.03%
Investment securities	154,063		762	1.98	145,151		543	1.50
Investment securities, tax-free	6,651		38	2.29	15,000		86	2.29
Interest bearing deposits in other banks	5,099		57	4.53	6,205		4	0.27
Federal funds sold	147		2	4.43	31		0	0.17
Other interest-earning assets	2,317		22	3.85	1,034		3	0.99
Total interest-earning assets	555,102		4,950	3.57	503,957		4,028	3.20
Noninterest-earning assets	20,557				35,946
Total assets	$575,659				$539,903

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$84,750		$48	0.23%	$83,264		$26	0.13%
Money market deposits	91,592		252	1.12	89,241		29	0.13
Regular savings	44,460		6	0.05	47,689		7	0.06
Certificates of deposit	191,101		878	1.86	174,026		166	0.39
Total interest-bearing deposits	411,903		1,184	1.17	394,220		228	0.23
Federal funds purchased	76		1	5.40	2		0	0.26
Short term FHLB borrowings	32,017		361	4.57	888		3	1.40
Long term FHLB borrowings	2,413		10	1.65	4,112		16	1.54
Total interest-bearing liabilities	446,409		1,556	1.41	399,222		247	0.25
Noninterest bearing deposits	54,387				54,258
Other noninterest-bearing liabilities	1,213				854
Total liabilities	502,009				454,334
Equity	73,650				85,569
Total liabilities and equity	$575,659				$539,903

Net interest income			$3,394				$3,781
Interest rate spread				2.16%				2.95%
Net interest margin				2.43%				3.00%
Average interest-earning assets to average interest-bearing liabilities	1.24	x			1.26	x

(1) - Categories that show zero are below $1 thousand.

	For the Nine Months Ended March 31,
	2023				2022
	Average Balance		Interest and Dividends(1)	Yield/ Cost	Average Balance		Interest and Dividends(1)	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$370,236		$11,521	4.15%	$337,344		$10,560	4.17%
Investment securities	156,620		2,290	1.95	139,421		1,336	1.28
Investment securities, tax-free	6,818		117	2.29	15,029		257	2.28
Interest bearing deposits in other banks	2,908		79	3.62	11,357		15	0.17
Federal funds sold	90		3	3.97	51		0	0.10
Other interest-earning assets	1,852		50	3.60	1,148		23	2.67
Total interest-earning assets	538,524		14,060	3.48	504,350		12,191	3.22
Noninterest-earning assets	21,286				37,560
Total assets	$559,810				$541,910

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$90,089		$132	0.20%	$80,072		$78	0.13%
Money market deposits	92,506		384	0.55	85,655		92	0.14
Regular savings	48,806		22	0.06	46,392		27	0.08
Certificates of deposit	172,088		1,267	0.98	179,568		605	0.45
Total interest-bearing deposits	403,489		1,805	0.60	391,687		802	0.27
Federal funds purchased	398		10	3.24	1		0	0.26
Short term FHLB borrowings	22,130		645	3.88	3,348		7	0.27
Long term FHLB borrowings	2,500		30	1.59	4,708		54	1.53
Total interest-bearing liabilities	428,517		2,490	0.77	399,744		863	0.29
Noninterest bearing deposits	56,650				54,010
Other noninterest-bearing liabilities	1,128				891
Total liabilities	486,295				454,645
Equity	73,515				87,265
Total liabilities and equity	$559,810				$541,910

Net interest income			$11,570				$11,328
Interest rate spread				2.71%				2.93%
Net interest margin				2.87%				2.99%
Average interest-earning assets to average interest-bearing liabilities	1.26	x			1.26	x

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

	Three Months Ended			Nine Months Ended
	March 31, 2023 Compared to 2022			March 31, 2023 Compared to 2022
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Loans	$524	$153	$677	$1,023	$(62)	$961
Investment securities	2	169	171	97	717	814
Interest bearing deposits in other banks	(1)	54	53	(3)	67	64
Federal funds sold	—	2	2	—	3	3
Other interest-earning assets	6	13	19	17	10	27
Total	531	391	922	1,134	735	1,869

Interest expense:
Deposits	11	945	956	25	978	1,003
Federal Funds Purchased	1	—	1	10	—	10
Short term FHLB borrowings	336	22	358	188	450	638
Long term FHLB borrowings	(7)	1	(6)	(26)	2	(24)
Total	341	968	1,309	197	1,430	1,627
Increase/(decrease) in net interest income	$190	$(577)	$(387)	$937	$(695)	$242

Contractual Maturities and Interest Rate Sensitivity

The following table summarizes the scheduled repayments of our loan portfolio at March 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	Real Estate Loans
	One-to-Four Family	Multi-family	Home Equity	Non-Residential	Agricultural	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$1,432	$—	$58	$476	$—	$4,152	$962	$487	$7,567
More than one to five years	9,735	—	368	18,231	2,022	16,920	2,284	577	50,137
More than five to fifteen years	42,003	144	7,273	6,969	463	3,002	80	80	60,014
More than fifteen years	257,177	197	279	107	—	26,187	—	62	284,009
Total	$310,347	$341	$7,978	$25,783	$2,485	$50,261	$3,326	$1,206	$401,727

Variable rate loans with greater than one year maturity	$78,020
Fixed rate loans with greater than one year maturity	316,140
$394,160

Comparison of Operating Results for the Three Months Ended March 31, 2023 and March 31, 2022

General. We reported net income of $628 thousand for the three months ended March 31, 2023 as compared to net income of $1.0 million for the three months ended March 31, 2022. Interest income increased $922 thousand for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and interest expense increased $1.3 million, resulting in a net decrease to net interest income of $387 thousand. Noninterest income decreased $31 thousand for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Total noninterest expense increased $83 thousand. Tax expense decreased $135 thousand.

Interest Income. Interest income increased by $922 thousand to $5.0 million for the three months ended March 31, 2023. The yield on interest-earning assets increased 37 basis points from 3.20% for the three months ended March 31, 2022 to 3.57% for the three months ended March 31, 2023. Total average interest-earning assets increased by $51.1 million to $555.1 million for the three months ended March 31, 2023 from $504.0 million for the three months ended March 31, 2022.

Interest income on loans increased by $677 thousand to $4.1 million from $3.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The yield on loans increased 18 basis points from 4.03% for the three months ended March 31, 2022 to 4.21% for the three months ended March 31, 2023. The increase in yield is primarily due to an overall increase in market rates. The average balance of loans increased by $50.3 million, or 14.9%, to $386.8 million for the three months ended March 31, 2023 from $336.5 million for the three months ended March 31, 2022. The increase in the average balance of our loans is reflective of increased originations offsetting normal loan repayments.

Interest income on investment securities increased $171 thousand, or 27.2%, to $800 thousand for the three months ended March 31, 2023 from $629 thousand for the three months ended March 31, 2022. This was the result of an increase of $563 thousand, or 0.4%, in the average balances of securities to $160.7 million from $160.2 million for the three months ended March 31, 2023 and 2022, respectively, combined with an increase in the total average yield of our investment securities of 42 basis points to 1.99% from 1.57%. The increase in average balances of our investment securities is reflective of our efforts during the past twelve months to invest in higher yielding assets. Our increased yields are reflective of overall higher investment rates that were available on purchases made during the prior twelve months.

Income on other interest earning assets increased by $74 thousand, or 1,095.0%, to $81 thousand for the three months ended March 31, 2023 from $7 thousand for the three months ended March 31, 2022. The average balance of other interest-earning assets increased $293 thousand to $7.6 million for the three months ended March 31, 2023 from $7.3 million for the three months ended March 31, 2022 and the yield increased 389 basis points over the same period. The increase in average balance was reflective of normal fluctuation. The increase in yield was a result of an overall increase in market rates, primarily federal funds rates.

Interest Expense. Interest expense increased $1.3 million, or 530.0%, to $1.6 million for the three months ended March 31, 2023 from $247 thousand for the three months ended March 31, 2022. The average rate paid on interest bearing liabilities increased 116 basis points from 0.25% for the three months ended March 31, 2022 to 1.41% for the three months ended March 31, 2023.

Interest expense on deposits increased $956 thousand, or 419.3%, to $1.2 million for the three months ended March 31, 2023 from $228 thousand for the three months ended March 31, 2022. The average rate paid on interest bearing deposits increased 94 basis points from 0.23% for the three months ended March 31, 2022 to 1.17% for the three months ended March 31, 2023. The average balance of interest bearing deposits increased $17.7 million, or 4.5%, to $411.9 million for the three months ended March 31, 2023 from $394.2 million for the three months ended March 31, 2022.

Interest expense on certificates of deposit increased by $712 thousand, or 428.9%, to $878 thousand for the three months ended March 31, 2023 from $166 thousand for the three months ended March 31, 2022. The increase in interest expense on these deposits was attributable to an increase in the average cost on these deposits to 1.86% from 0.39% combined with a $17.1 million increase in average balances. The increase in interest cost on these deposits is due to an overall increase in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on NOW, demand deposits, regular savings and other deposits increased by $21 thousand to $54 thousand for the three months ended March 31, 2023 from $33 thousand for the three months ended March 31, 2022. The increase in interest expense on these deposits was attributable to an increase in the average cost on these deposits to 0.17% from 0.10%, offset by a $1.7 million decrease in average balances. The increase in interest cost on these deposits is due to an overall increase in market rates. The decrease in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on money market deposits increased by $223 thousand, or 769.0%, to $252 thousand for the three months ended March 31, 2023 from $29 thousand for the three months ended March 31, 2022. The increase in interest expense on these deposits was attributable to an increase in the average cost on these deposits to 1.12% from 0.13% combined with a $2.4 million increase in average balances. The increase in interest cost on these deposits is reflective of an overall increase in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense for other borrowings increased by $353 thousand, or 1,888.3%, to $372 thousand for the three months ended March 31, 2023 from $19 thousand for the three months ended March 31, 2022. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. The increase in interest expense on other borrowings was attributable to an increase in the average cost of the borrowings to 4.37% from 1.54% combined with a $29.5 million increase in average balances. The increase in the cost of these borrowings is reflective of an overall increase in market rates. The increase in the average balance of these borrowings is reflective of funding needs for loan growth.

Net Interest Income. Net interest income before the provision for loan losses decreased by $387 thousand, or 10.2%, to $3.4 million for the three months ended March 31, 2023. Our interest rate spread and net interest margin decreased to 2.16% and 2.43%, from 2.95% and 3.00%, for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in income on earning assets was less than the increase in cost of interest bearing liabilities, resulting in the decrease in net interest margin for the three months ended March 31, 2023.

Provision for Loan Losses. We recorded a $50 thousand provision for loan losses for the three months ended March 31, 2023 and no provision for the three months ended March 31, 2022. There were no charge-offs for the three months ended March 31, 2023 or for the three months ended March 31, 2022. The provision for the three months ended March 31, 2023 is primarily due to the growth of the loan portfolio balance.

Our total allowance for loan losses was $1.5 million, or 0.37% of total gross loans as of March 31, 2023 and $1.3 million, or 0.39%, of total gross loans as of June 30, 2022. There were no specifically identified impaired loans at March 31, 2023 or June 30, 2022. Total loans individually evaluated for impairment decreased $981 thousand, or 68.8%, to $445 thousand at March 31, 2023 compared to $1.4 million at June 30, 2022.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2023 and 2022. There have been no changes to our allowance for loan loss methodology during three months ended March 31, 2023.

Noninterest Income. Noninterest income decreased $31 thousand, or 6.7%, to $433 thousand for the three months ended March 31, 2023 from $464 thousand for the three months ended March 31, 2022. The net gain on sale of mortgage loans reflected no gain for the three months ended March 31, 2023 and a $33 thousand gain for the three months ended March 31, 2022. Loan sales declined due to a decrease in demand brought on by the increased rate environment. Gains on the disposition of purchase credit impaired loans, which totaled $51 thousand for the three months ended March 31, 2023, decreased $19 thousand compared to $70 thousand for the three months ended March 31, 2022. We did not have the same opportunities for gains on the disposition of purchase credit impaired loans in the three months ended March 31, 2023 as we did in the three months ended March 31, 2022. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2023 increased by $83 thousand, or 2.9%, to $3.0 million for three months ended March 31, 2023 from $2.9 million for the three months ended March 31, 2022. Salaries and employee benefits increased $41 thousand due to routine salary increases. Data processing increased $31 thousand due to routine upgrades and volume increases in the current period. For the three months ended March 31, 2023, we recognized a gain on foreclosed assets of $37 thousand due to the sale of foreclosed properties. There were no foreclosed asset sales for the three months ended March 31, 2022. For the three months ended March 31, 2023, we recognized a gain in the value of the loan servicing asset of $22 thousand compared to a $42 thousand gain for the three months ended March 31, 2022. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense decreased $135 thousand, or 44.4%, to $169 thousand for the three months ended March 31, 2023 from $304 thousand for the three months ended March 31, 2022. This was primarily due to lower net income. Our effective income tax rate was 21.2% and 22.6% for the three months ended March 31, 2023 and 2022, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2023 and March 31, 2022

General. We reported net income of $3.1 million for the nine months ended March 31, 2023 as well as for the nine months ended March 31, 2022. Interest income increased $1.9 million for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 and interest expense increased $1.6 million, resulting in a net increase to net interest income of $242 thousand. Total noninterest expense decreased $66 thousand. Tax expense increased $140 thousand.

Interest Income. Interest income increased by $1.9 million to $14.1 million for the nine months ended March 31, 2023. The yield on interest-earning assets increased 26 basis points from 3.22% for the nine months ended March 31, 2022 to 3.48% for the nine months ended March 31, 2023. Total average interest-earning assets increased by $34.2 million to $538.5 million for the nine months ended March 31, 2023 from $504.4 million for the nine months ended March 31, 2022.

Interest income on loans increased by $961 thousand to $11.5 million from $10.6 million for the nine months ended March 31, 2023 and March 31, 2022, respectively. The yield on loans decreased two basis points from 4.17% for the nine months ended March 31, 2022 to 4.15% for the nine months ended March 31, 2023. The decrease in yield is primarily due to lower deferred fees recognized in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The average balance of loans increased by $32.9 million, or 9.8%, to $370.2 million for the nine months ended March 31, 2023 from $337.3 million for the nine months ended March 31, 2022. The increase in the average balance of our loans is reflective of increased originations offsetting normal loan repayments.

Interest income on investment securities increased $814 thousand, or 51.1%, to $2.4 million for the nine months ended March 31, 2023 from $1.6 million for the nine months ended March 31, 2022. This was the result of an increase of $9.0 million, or 5.8%, in the average balances of securities to $163.4 million from $154.5 million for the nine months ended March 31, 2023 and 2022, respectively, combined with an increase in the total average yield of our investment securities of 58 basis points to 1.96% from 1.38%. The increase in average balances of our investment securities is reflective of our efforts during the past twelve months to invest in higher yielding assets. Our increased yields are reflective of overall higher investment rates that were available on purchases made during the prior twelve months.

Income on other interest earning assets increased by $94 thousand, or 246.8%, to $132 thousand for the nine months ended March 31, 2023 from $38 thousand for the nine months ended March 31, 2022. The average balance of other interest-earning assets decreased $7.7 million to $4.9 million for the nine months ended March 31, 2023 from $12.6 million for the nine months ended March 31, 2022 and the yield increased 322 basis points over the same period. The decrease in average balance was primarily due to money market funds and fed funds being used to purchase higher yielding assets during the prior twelve months. The increase in yield was a result of an overall increase in market rates, primarily federal funds rates.

Interest Expense. Interest expense increased $1.6 million, or 188.5%, to $2.5 million for the nine months ended March 31, 2023 from $863 thousand for the nine months ended March 31, 2022. The average rate paid on interest bearing liabilities increased 48 basis points from 0.29% for the nine months ended March 31, 2022 to 0.77% for the nine months ended March 31, 2023.

Interest expense on deposits increased $1.0 million, or 125.1%, to $1.8 million for the nine months ended March 31, 2023 from $802 thousand for the nine months ended March 31, 2022. The average rate paid on interest bearing deposits increased 33 basis points from 0.27% for the nine months ended March 31, 2022 to 0.60% for the nine months ended March 31, 2023. The average balance of interest bearing deposits increased $11.8 million, or 3.0%, to $403.5 million for the nine months ended March 31, 2023 from $391.7 million for the nine months ended March 31, 2022.

Interest expense on certificates of deposit increased by $662 thousand, or 109.4%, to $1.3 million for the nine months ended March 31, 2023 from $605 thousand for the nine months ended March 31, 2022. The increase in interest expense on these deposits was attributable to an increase in the average cost on these deposits to 0.98% from 0.45%, offset by $7.5 million decrease in average balances. The increase in interest cost on these deposits is due to an overall increase in market rates. The decrease in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on NOW, demand deposits, regular savings and other deposits increased by $49 thousand to $154 thousand for the nine months ended March 31, 2023 from $105 thousand for the nine months ended March 31, 2022. The increase in interest expense on these deposits was attributable to a $12.4 million increase in average balances combined with an increase in the average cost on these deposits to 0.15% from 0.11%. The increase in interest cost on these deposits is due to an overall increase in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense on money market deposits increased by $292 thousand, or 317.4%, to $384 thousand for the nine months ended March 31, 2023 from $92 thousand for the nine months ended March 31, 2022. The increase in interest expense on these deposits was attributable to an increase in the average cost on these deposits to 0.55% from 0.14% combined with a $6.9 million increase in average balances. The increase in interest cost on these deposits is reflective of an overall increase in market rates. The increase in the average balance of these deposits is reflective of normal deposit fluctuation.

Interest expense for other borrowings increased by $624 thousand to $685 thousand for the nine months ended March 31, 2023 from $61 thousand for the nine months ended March 31, 2022. Other borrowings include both FHLB advances as well as any overnight federal funds purchased. The increase in interest expense on other borrowings was attributable to an increase in the average cost of the borrowings to 3.64% from 1.01% combined with a $17.0 million increase in average balances. The increase in the cost of these borrowings is reflective of an overall increase in market rates. The increase in the average balance of these borrowings is reflective of funding needs for loan growth.

Net Interest Income. Net interest income before the provision for loan losses increased by $242 thousand, or 2.1%, to $11.6 million for the nine months ended March 31, 2023. Our interest rate spread and net interest margin decreased to 2.71% and 2.87%, from 2.93% and 2.99%, for the nine months ended March 31, 2023 and March 31, 2022, respectively. The increase in income on earning assets was more than the increase in cost of interest bearing liabilities, resulting in the increase in net interest margin for the nine months ended March 31, 2023.

Provision for Loan Losses. We recorded a $150 thousand provision for loan losses for the nine months ended March 31, 2023 and no provision for the nine months ended March 31, 2022. There were no charge-offs for the nine months ended March 31, 2023 or for the nine months ended March 31, 2022. The provision for the nine months ended March 31, 2023 is primarily due to the growth of the loan portfolio balance.

Our total allowance for loan losses was $1.5 million, or 0.37% of total gross loans as of March 31, 2023 and $1.3 million, or 0.39%, of total gross loans as of June 30, 2022. There were no specifically identified impaired loans at March 31, 2023 or June 30, 2022. Total loans individually evaluated for impairment decreased $981 thousand, or 68.8%, to $445 thousand at March 31, 2023 compared to $1.4 million at June 30, 2022.

To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended March 31, 2023 and 2022. There have been no changes to our allowance for loan loss methodology during nine months ended March 31, 2023.

Noninterest Income. Noninterest income decreased $6 thousand, or 0.5%, to $1.3 million for the nine months ended March 31, 2023. The net gain on sale of mortgage loans reflected a $12 thousand gain for the nine months ended March 31, 2023 and a $182 thousand gain for the nine months ended March 31, 2022. Loan sales declined due to a decrease in demand brought on by the increased rate environment. The change in the fair value of equity securities was a loss of $1 thousand for the nine months ended March 31, 2023 compared to a loss of $49 thousand for the nine months ended March 31, 2022. Gains or losses on the fair value of equity securities are market driven. There were $84 thousand in losses on the sale of securities for the nine months ended March 31, 2023, and no sale of securities for the nine months ended March 31, 2022. Securities were sold during the nine months ended March 31, 2023 to adjust the investment portfolio to yield higher net earnings going forward. The net gain on payoff of purchased credit impaired loans increased $170 thousand to $240 thousand for the nine months ended March 31, 2023 compared to $70 thousand for the nine months ended March 31, 2022. We had more opportunities for gains on the disposition of purchase credit impaired loans in the nine months ended March 31, 2023 than we did in the nine months ended March 31, 2022. Changes in all other noninterest income items were due to normal periodic fluctuations.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2023 decreased by $66 thousand, or 0.7%, to $8.8 million for nine months ended March 31, 2023 from $8.9 million for the nine months ended March 31, 2022. Salaries and employee benefits decreased $121 thousand due to reduced ESOP costs, as the ESOP loan was fully repaid in December 2022, and higher deferred loan costs. Data processing increased $68 thousand due to routine upgrades and volume increases in the current period. For the nine months ended March 31, 2023, we recognized a gain on foreclosed assets of $37 thousand due to the sale of foreclosed properties. There were no foreclosed asset sales for the nine months ended March 31, 2022. For the nine months ended March 31, 2023, we recognized a gain in the value of the loan servicing asset of $41 thousand compared to a $39 thousand gain for the nine months ended March 31, 2022. The fair value of our loan servicing asset is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Changes in all other noninterest expense items were due to normal periodic fluctuations.

Income Tax Expense. Tax expense increased $140 thousand, or 20.9%, to $809 thousand for the nine months ended March 31, 2023 from $669 thousand for the nine months ended March 31, 2022. This was primarily due to a smaller permanent tax benefit being recognized during the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022, which was a result of fewer nonqualified stock options being exercised during the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022. Our effective income tax rate was 20.9% and 18.0% for the nine months ended March 31, 2023 and 2022, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. Our liquidity monitoring process is designed to contend with changing economic situations. We have therefore not changed our daily or long-term liquidity management procedures. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Treasury and Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have credit available under a loan agreement with the Federal Home Loan Bank of Atlanta in the amount of 25% of total assets, as of March 31, 2023, or approximately $141.6 million as of that date, with a remaining availability of $99.6 million as of March 31, 2023.

Common Stock Dividends. On August 25, 2022, November 23, 2022 and February 23, 2023 the Company paid a $0.10 per share cash dividend on its common stock for a total of $1.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required of smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer Repurchases. On March 29, 2023, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock. The Company did not have a repurchase plan in place January 1, 2023 to March 29, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Approximate Maximum Dollar Value or Number of Shares That May Yet be Purchased Under Publicly Announced Plans
January 1 - January 31, 2023	—	$—	—		—
February 1 - February 28, 2023	—	—	—		—
March 1 - March 31, 2023	—	—	—		50,000
Total	—	$—	—	(1)

(1)	The Company did not have a repurchase plan in place from January 1, 2023 to March 29, 2023. A publicly announced repurchase program for up to 50,000 shares of the Company’s issued and outstanding common stock was approved by the Board of Directors on March 30, 2023. The Company received a regulatory non-objection to make repurchases through the plan through December 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. INDEX TO EXHIBITS

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language):

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
Date: May 12, 2023

/s/ Curtis T. Evatt
Curtis T. Evatt
President and Chief Executive Officer

/s/ John W. Hobbs
John W. Hobbs
Executive Vice President and Chief Financial Officer